Form 10-Q
period 2015-06-28
Unique Fabricating, Inc.
filed 2015-08-12
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-37480
UNIQUE FABRICATING, INC.

(Exact name of registrant as specified in its Charter)

Delaware	001-37480	46-1846791
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Unique Fabricating, Inc.
800 Standard Parkway
Auburn Hills, MI 48326
(248)-853-2333
(Address including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of August 10, 2015 the registrant had 9,471,730 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheet as of June 28, 2015 (unaudited) and as of January 4, 2015	1
Consolidated Statement of Operations for the thirteen and twenty-five week periods and thirteen and twenty-six week periods ended June 28, 2015 (unaudited) and June 29, 2014 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the twenty-five week period ended June 28, 2015 (unaudited) and the twenty-six week period ended June 29, 2014 (unaudited)	3
Consolidated Statements of Cash Flow for the twenty-five week period ended June 28, 2015 and twenty-six week period ended June 29, 2014 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	36
Part II Other Information	37
Signatures	39

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	(Unaudited)
	June 28, 2015	January 4, 2015
Assets
Current Assets
Cash and cash equivalents	$759,255	$756,044
Accounts receivable – net	21,890,656	18,747,468
Inventory – net	11,732,035	10,488,051
Prepaid expenses and other current assets:
Prepaid expenses and other	2,405,688	1,613,327
Deferred tax asset	907,073	1,288,704
Total current assets	37,694,707	32,893,594
Property, Plant, and Equipment – Net	19,348,217	17,920,073
Goodwill	15,183,417	15,183,417
Intangible Assets	15,644,191	16,748,466
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	88,728	61,094
Debt issuance costs	242,901	289,942
Total assets	$89,256,281	$84,150,706
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$12,360,367	$10,177,820
Current maturities of long-term debt	2,268,595	2,018,133
Income taxes payable	233,172	90,169
Accrued compensation	2,177,853	2,791,260
Other accrued liabilities	1,253,014	1,498,094
Total current liabilities	18,293,001	16,575,476
Long-term debt – net of current portion	28,349,382	29,000,612
Line of credit	10,432,331	8,952,865
Other long-term liabilities
Deferred tax liability	6,157,273	6,497,330
Other liabilities	89,437	86,511
Total liabilities	63,321,424	61,112,794
Redeemable Common Stock – 2,415,399 shares issued and outstanding with a redemption value of $13,612,967 and $11,362,481 at June 28, 2015 and January 4, 2015, respectively	7,810,007	6,445,977
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 4,324,599 issued and outstanding	4,325	4,325
Additional paid-in-capital	13,735,765	13,723,456
Retained earnings	4,384,760	2,864,154
Total stockholders’ equity	18,124,850	16,591,935
Total liabilities and stockholders’ equity	$89,256,281	$84,150,706

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
Net Sales	$35,672,173	$33,006,444	$68,102,680	$62,123,157
Cost of Sales	27,244,229	24,047,585	51,750,874	46,444,111
Gross Profit	8,427,944	8,958,859	16,351,806	15,679,046
Selling, General, and Administrative Expenses	5,088,876	5,618,622	10,332,313	10,701,780
Operating Income	3,339,068	3,340,237	6,019,493	4,977,266
Non-operating Income (Expense)
Investment income	230	5	230	16
Other income	7,027	15,420	14,321	27,813
Interest expense	(853,335)	(900,082)	(1,712,689)	(1,887,618)
Total non-operating expense	(846,078)	(884,657)	(1,698,138)	(1,859,789)
Income – Before income taxes	2,492,990	2,455,580	4,321,355	3,117,477
Income Tax Expense	801,090	756,042	1,436,718	956,209
Net Income	$1,691,900	$1,699,538	$2,884,637	$2,161,268
Net Income per share
Basic	$0.25	$0.25	$0.43	$0.32
Diluted	$0.24	$0.25	$0.41	$0.32

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity — (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 29, 2013	$4,325	$13,689,125	$252,154	$13,945,604
Net income	—	—	2,161,268	2,161,268
Stock option expense	—	21,038	—	21,038
Balance - June 29, 2014	$4,325	$13,710,163	$2,413,422	$16,127,910

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 4, 2015	$4,325	$13,723,456	$2,864,154	$16,591,935
Net income	—	—	2,884,637	2,884,637
Stock option expense	—	12,309	—	12,309
Reduction for accretion on redeemable stock	—	—	(1,364,031)	(1,364,031)
Balance - June 28, 2015	$4,325	$13,735,765	$4,384,760	$18,124,850

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
Cash Flows from Operating Activities
Net income	$2,884,637	$2,161,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,739,541	1,732,288
Amortization of debt issuance costs	155,226	150,237
Loss on sale of assets	14,330	—
Bad debt expense, net of recoveries	(642)	197,530
Loss on derivative instrument	2,925	97,396
Stock option expense	12,309	21,038
Deferred income taxes	41,574	(621,311)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(3,142,546)	(4,445,840)
Inventory	(1,243,984)	(581,015)
Prepaid expenses and other assets	(248,191)	908,068
Accounts payable	1,873,471	2,337,292
Accrued and other liabilities	39,534	129,887
Net cash provided by operating activities	2,128,184	2,086,838
Cash Flows from Investing Activities
Purchases of property and equipment	(2,079,527)	(623,335)
Proceeds from sale of property and equipment	1,797	—
Acquisition of Chardan Corporation	—	(2,316,911)
Working capital adjustment from acquisition of PTI	—	173,740
Net cash used in investing activities	(2,077,730)	(2,766,506)
Cash Flows from Financing Activities
Net change in bank overdraft	309,074	86,735
Payments on debt and in-kind interest	(508,962)	(511,915)
(Payments on) proceeds from revolving credit facilities	1,479,466	2,196,315
Debt issuance costs	—	(35,593)
Expenses of in process equity offering	(571,803)	—
Post acquisition payments for Unique Fabricating	(755,018)	(168,633)
Net cash (used in) provided by financing activities	(47,243)	1,566,909
Net Increase in Cash and Cash Equivalents	3,211	887,241
Cash and Cash Equivalents – Beginning of period	756,044	891,826
Cash and Cash Equivalents – End of period	$759,255	$1,779,067
Supplemental Disclosure of Cash Flow Information – Cash paid for
Interest	$1,233,275	$1,461,479
Income taxes	$1,176,528	$1,025,947
Supplemental Disclosure of Cash Flow Information – Non cash investing and financing activities for
Note payable incurred for Chardan acquisition	$—	$500,000
Accretion on redeemable common stock	$1,364,031	$—

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business — UFI Acquisition, Inc. (UFI or Successor), a Delaware corporation, was formed on January 14, 2013, for the purpose of acquiring Unique Fabricating, Inc. and its subsidiaries (Unique Fabricating or Predecessor) (collectively, the “Company” or “Unique”) on March 18, 2013. The Company operates as one operating and reporting segment to fabricate and broker foam and rubber products, which are primarily sold to original equipment manufacturers (OEMs) and tiered suppliers in the automotive, appliance, water heater and heating, ventilation and air conditioning (HVAC) industries. In September 2014, UFI changed its name to Unique Fabricating, Inc. which is now the parent company of the consolidated group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

Basis of Presentation — As a result of UFI’s acquisition of Unique Fabricating, purchase accounting and a new basis of accounting was applied beginning on March 18, 2013.

All significant intercompany transactions have been eliminated in consolidation.

On November 18, 2014, the Company amended its certificate of incorporation to increase its authorized common shares to 15,000,000 with a par value $0.001 per share. The amendment of the certificate of incorporation also effected an internal recapitalization pursuant to which the Company effected a 3-for-1 stock split on its outstanding common stock. As a result of the stock split, the Company’s stock options and warrants were affected accordingly based on the provisions of the stock option plans and warrant agreements.

Accordingly, all common share, options, warrants and per share amounts in these consolidated financial statements and the notes thereto have been adjusted to reflect the 3-for-1 stock split as if it had occurred at the beginning of the initial period presented.

Initial Public Offering—On July 7, 2015, the Company completed its initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share (the "IPO"), including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, the Company received net IPO proceeds of approximately $22.3 million. Of these proceeds the Company used a portion to pay all of the $13.1 million principal amount of our 16% senior subordinated note, together with accrued interest through the date of payment. The Company used the remaining proceeds to temporarily reduce borrowings under the revolver portion of its senior secured credit facility. The Company also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the initial public offering price of $9.50 per share, and can be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO.

Potential Acquisition—The Company has entered into a non-binding letter of intent and is engaged in discussions with respect to a proposed acquisition of the business and assets of a corporation engaged in the manufacture of components from molded polyurethane, including components for automotive applications, industrial equipment, off-road vehicles, office furniture, medical applications and packaging. The Company believes that the acquisition would augment its existing product offerings and potentially enable it to access new customers and increase sales to certain of its existing customers.

The proposed purchase price is $12 million, subject to certain adjustments, which would be payable in cash at closing, except for a portion which would be held in escrow and available to fund indemnification claims by the Company, if any. The Company currently intends to finance the acquisition with additional borrowings from its senior bank lender. Based solely upon preliminary unaudited information provided to the Company by the prospective seller, which the Company has not independently verified, the business it is considering acquiring had revenues of approximately $9.9 million, net income of approximately $1.3 million and EBITDA of approximately $2.2 million (adjusted to add back approximately $260,000 for shareholder-related payroll costs and expenses) in 2014.

The completion of the proposed acquisition is subject to numerous conditions and contingencies, including the completion to the Company’s satisfaction of due diligence, the negotiation and execution of definitive agreements, the satisfaction of closing conditions and the Company obtaining the commitment of its senior lender to provide financing necessary to fund the purchase price. There cannot be any assurance that: (1) the Company will complete the proposed acquisition or as to the date by

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

which the transaction will close; (2) the terms of the transaction will not differ, and perhaps materially, from those described here; (3) the Company will be able to obtain financing to fund the acquisition; or (4) if the Company completes the acquisition, it will be able to successfully integrate the acquired operations into its business or the acquired operations will result in increased revenue, profitability or cash flow.

We will continue to selectively pursue acquisitions that add new products and/or processes to further expand our portfolio of customer solutions. There can be no assurance that any of our discussions will result in actual transactions.

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the quarterly period. The 13 and 25-week periods ended on June 28 during 2015 and the 13 and 26-week periods ended on June 29 during 2014. Fiscal year 2014 ended on Sunday January 4, 2015.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $776,158 and $704,713 at June 28, 2015 and January 4, 2015, respectively.

Inventory — Inventory is stated at the lower of cost or market, with cost determined on the first in, first out method (FIFO). Inventory acquired as part of a business combination is recorded at its estimated fair value at the time of the business combination. The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments.

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

Property, Plant, and Equipment — Property, plant, and equipment purchases are recorded at cost. Property, plant, and equipment acquired as part of a business combination are recorded at estimated fair value at the time of the business combination. Depreciation is calculated principally using the straight line method over the estimated useful life of each asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the period of the related leases. Upon retirement or disposal, the initial cost or valuation and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Repair and maintenance costs are expensed as incurred.

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 25 weeks ended June 28, 2015 and 13 and 26 weeks ended June 29, 2014, respectively.

Goodwill — Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value then a qualitative assessment may be used for the annual impairment test. Otherwise, a two-step process is used. The first step requires estimating the fair value of each reporting unit compared to its carrying value. The Company has determined that the only reporting unit is the Company as a whole. If the carrying value

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

exceeds the estimated fair value, a second step is performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value then goodwill is deemed impaired and is written down to its implied fair value.

There were no impairment charges recognized during the 13 and 25 weeks ended June 28, 2015 and 13 and 26 weeks ended June 29, 2014, respectively.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported as assets upon the original issuance of the related debt. Amounts paid to or on behalf of lenders are presented as debt discount. Debt issuance costs on term debt are amortized using the effective interest method while those related to revolving debt are amortized using a straight line basis over the term of the related debt.

At June 28, 2015 and January 4, 2015, debt issuance costs were $242,901 and $289,842, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $548,604 and $656,789, respectively. Amortization expense has been recognized as a component of interest expense which includes both debt issuance and debt discounts in the amounts of $80,956 and $155,226 for the 13 and 25 weeks ended June 28, 2015 and $75,083 and $150,237 for the 13 and 26 weeks ended June 29, 2014, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Cost basis investments acquired as part of a business combination are recorded at estimated fair value at the time of the business combination. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income was recognized for the 13 and 25 weeks ended June 28, 2015 and 13 and 26 weeks ended June 29, 2014, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheet. Accounts payable included $2,138,184 and $1,811,757 of checks issued in excess of available cash balances at June 28, 2015 and January 4, 2015, respectively.

Stock based Compensation — The Company accounts for its stock based compensation using the fair value of the award estimated at the grant date of the award. The Company estimates the fair value of awards, consisting of stock options, using the Black Scholes option pricing model. Compensation expense is recognized in earnings using the straight line method over the vesting period, which represents the requisite service period.

Revenue Recognition — Revenue is recognized by the Company upon shipment to customers when the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sale price is fixed and determinable. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Shipping and Handling — Shipping and handling costs are included in costs of sales as they are incurred.

Income Taxes — A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the period. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized.

The Company recognizes the benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

open. The Company had no unrecognized tax benefits as of June 28, 2015 and January 4, 2015. The Company files income tax returns in the United States and Mexico as well as various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2011 in the United States and before 2007 in Mexico. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 25 and 13 and 26 weeks ended June 28, 2015 and June 29, 2014, respectively.

Foreign Currency Adjustments — The Company’s functional currency for all operations worldwide is the United States dollar. Nonmonetary assets and liabilities of foreign operations are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the fiscal year. Income statement accounts are translated at average exchange rates for the year. Gains and losses from translation of foreign currency financial statements into United States dollars are classified in operating income in the consolidated statements of operations.

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 and 25 weeks ended June 28, 2015 and 13 and 26 weeks ended June 29, 2014, the Company’s revenues were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Chrysler Group, LLC (Chrysler), and Ford Motor Company (Ford) as a percentage of total net sales were: 15, 15, and 15 percent, respectively, during the 13 weeks ended June 28, 2015; 15, 16, and 15 percent, respectively, during the 25 weeks ended June 28, 2015; 19, 18, and 13 percent, respectively, during the 13 weeks ended June 29, 2014; and 20, 17, and 14 percent, respectively, during the 26 weeks ended June 29, 2014. Company sales and trade receivables are primarily directly to Tier 1 suppliers. No Tier 1 suppliers represented more than 10 percent of direct Company sales for any period noted above. No suppliers accounted for more than 10 percent of direct trade receivables as of June 28, 2015 or January 4, 2015.

Labor Markets — At June 28, 2015, of the Company’s hourly plant employees working in the United States manufacturing facilities, 41 percent were covered under a collective bargaining agreement which expires in August 2016 while another 7 percent were covered under a separate agreement that expires in January 2017.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the functional currency gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the statement of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the statement of cash flows using the exchange rates in effect at the time of the cash flows. At June 28, 2015, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2015 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 and 25 weeks ended June 28, 2015 and 13 and 26 weeks ended June 29, 2014, 12, 12, 10, and 10 percent, respectively, of the Company’s production occurred in Mexico. Sales derived from customers located in Mexico, Canada, and other foreign countries were 13, 4, and 2 percent, respectively during the 13 weeks ended June 28, 2015, 13, 4, and 1 percent, respectively during the 25 weeks ended June 28, 2015, 12, 5, and 2 percent, respectively, during the 13 weeks ended June 29, 2014, and 12, 5, and 2 percent, respectively, during the 26 weeks ended June 29, 2014, of the Company’s total sales.

Derivative financial instruments — All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (the “ASU”). Currently, such costs are required to be presented as a non current asset in an entity's balance sheet and amortized into interest expense over the term of the related debt instrument. The changes implemented by the ASU require that debt issuance costs be presented in the entity's balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged per the ASU. The ASU allows for early adoption, however, management is currently evaluating the potential impact of these changes in the consolidated financial statements of the Company.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2 — Business Combinations

On February 6, 2014, the Company, through a newly created subsidiary, Unique-Chardan, Inc., acquired substantially all of the assets of Chardan, Corp. (Chardan) for total consideration of $2,816,911, after all adjustments described below. The consideration was in the form of $2,316,911 of cash and a $500,000 note payable to the former owner. The note is due in a lump sum on February 6, 2019, with interest payable monthly at an annual rate of six percent and is subordinated to both the senior credit facility and the subordinated debt. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. During June 2014, the Company paid Chardan $116,911 for the working capital adjustment. This acquisition was financed through existing debt facilities without the need for further revisions to any debt or equity agreements. The Company incurred costs of $236,537 related to the acquisition of Chardan. Sales to the Company represented a significant majority of Chardan’s revenue prior to the acquisition so the acquisition allows the Company to reduce its costs through supply chain integration as well as strengthening the Company's thermo forming capabilities.

In connection with the business combination, Chardan terminated the lease it had with an affiliated entity for its operating facility and the Company entered into a new lease for the same facility. The terms of the Company’s lease provide for monthly rental payments of $11,000 for five years beginning on February 6, 2014.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed.

Accounts receivable	$585,914
Inventory	250,472
Deferred tax assets	34,350
Other current assets	1,597
Property, plant, and equipment	417,305
Identifiable intangible assets	965,478
Accounts payable and accrued liabilities	(146,676)
Deferred tax liabilities	(90,811)
Total identifiable net assets	2,017,629
Goodwill	799,282
Total	$2,816,911

The fair value of accounts receivable from the acquisition includes $497,075 that was previously due from the Company and the remaining balance is expected to be collectible in full.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The goodwill arising from the acquisition consists largely of the Chardan’s reputation, trained employees, and other unique features that cannot be associated with a specific identifiable asset. Of the total amount of goodwill recognized, $866,647 is expected to be deductible for tax purposes.

The consolidated operating results for the 13 and 25 weeks ended June 28, 2015 includes the operating results of Chardan for the whole period. Chardan’s revenue included in the accompanying statement of operations for the 13 and 26 weeks ended June 29, 2014, totaled $1,030,541 and $1,582,892, from the date of acquisition. Chardan's earnings included in the accompanying statement of operations for the 13 and 26 weeks ended June 29, 2014, totaled $19,819 and $82,542 respectively, from the date of acquisition. For the 13 and 26 weeks ended June 29, 2014, $629,064, and $1,014,772, respectively, in revenue was derived from intercompany sales to the Company which were eliminated in consolidation.

The following pro forma supplementary data for the 13 and 26 weeks ended June 29, 2014 gives effect to the acquisition of Chardan as if it had occurred on December 31, 2012 (the first day of the Company’s 2013 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Thirteen Weeks Ended June 29, 2014	Twenty-Six Weeks Ended June 29, 2014
Net sales	$34,020,923	$63,294,013
Net income	$1,733,600	$2,619,355
Net income per common share – basic	$0.26	$0.39
Net income per common share – diluted	$0.26	$0.39

The majority of Chardan sales prior to its acquisition were to the Company. Therefore, the pro forma effect of the combined net income of the entities is more than the effect on net sales due to the elimination of the intercompany sales for both the 13 and 26 weeks ended June 29, 2014.

Note 3 — Inventory

Inventory consists of the following:

	June 28, 2015	January 4, 2015
Raw materials	$7,398,689	$6,013,045
Work in progress	489,493	499,241
Finished goods	3,843,853	3,975,765
Total inventory	$11,732,035	$10,488,051

Included in inventory are assets located in Mexico with a carrying amount of $1,887,898 at June 28, 2015 and $1,788,902 at January 4, 2015.

The inventory acquired in the acquisitions of Unique Fabricating and Prescotech Holdings Inc. (“PTI”) included adjustments of $1,076,902 in order to increase the historical FIFO basis to fair value while the 2014 acquisition of Chardan included a fair value adjustment of $54,975 for a total of $1,131,877 for all acquisitions. At June 28, 2015 and January 4, 2015, $0 of this fair value adjustment remained in inventory while $0 was included in cost of goods sold during the 13 and 25 weeks ended June 28, 2015, and $85,097 and $370,336 was included in cost of goods sold during the 13 and 26 weeks ended June 29, 2014, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	June 28, 2015	January 4, 2015	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	5,435,026	5,435,026	23 – 40
Shop equipment	8,681,128	8,467,946	7 – 10
Leasehold improvements	666,392	642,762	3 – 10
Office equipment	591,445	539,098	3 – 7
Mobile equipment	104,700	105,550	3
Construction in progress	4,527,569	2,754,411
Total cost	21,669,413	19,607,946
Accumulated depreciation	2,321,196	1,687,873
Net property, plant, and equipment	$19,348,217	$17,920,073

Depreciation expense was $319,547 and $635,266 for the 13 and 25 weeks ended June 28, 2015, respectively, and $276,798 and $551,876 for the 13 and 26 weeks ended June 29, 2014, respectively.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $689,421 and $628,570 at June 28, 2015 and January 4, 2015, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at June 28, 2015:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$15,614,881	$4,037,626	8.30
Trade names	4,465,322	484,125	20.00
Non-compete agreements	580,790	495,051	1.62
Total	$20,660,993	$5,016,802

Intangible assets of the Company consist of the following at January 4, 2015:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$15,614,881	$3,127,128	8.30
Trade names	4,465,322	377,079	20.00
Non-compete agreements	580,790	408,320	1.62
Total	$20,660,993	$3,912,527

The weighted average amortization period for all intangible assets is 10.64 years. Amortization expense for intangible assets totaled $572,954 and $1,104,275 for the 13 and 25 weeks ended June 28, 2015, respectively, and $573,486 and $1,180,412 for the 13 and 26 weeks ended June 29, 2014, respectively.

Estimated amortization expense is as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2015	$1,179,610
2016	2,111,416
2017	2,111,416
2018	2,111,416
2019	2,123,016
Thereafter	6,007,317
Total	$15,644,191

Note 6 — Long-term Debt

The Company has a senior credit facility with a bank initially entered into on March 18, 2013 and subsequently amended. The facility was originally entered into in conjunction with the acquisition of Unique Fabricating and provided for a $12.5 million revolving line of credit (“Revolver”) and an $11.0 million term loan facility (“Term Loan”). On December 18, 2013, in conjunction with the acquisition of PTI, the Company entered into an amendment with its bank under the senior credit facility. The amendment increased the Revolver to $15.0 million and the Term Loan to $20.0 million. In October 2014, an additional amendment increased the Revolver to $19.5 million and the increased amount available was used to construct and equip a new facility across the street from the Company's existing facility in LaFayette, Georgia. Construction was substantially completed in April 2015. The total construction costs were expected to be $4.5 million of which $4.5 million has already been committed to by the Company as of June 28, 2015. The Company has incurred $3.9 million in costs related to the construction at June 28, 2015 which has been included in construction in progress and has been funded by the revolver.

As of June 28, 2015 and January 4, 2015, $10,432,331 and $8,952,865, respectively was outstanding under the Revolver. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30 day LIBOR plus a margin that ranges from 2.75 percent to 3.25 percent (an effective rate of 3.1868 percent and 3.1655 percent at June 28, 2015 and January 4, 2015, respectively), and are secured by substantially all of the Company’s assets. At June 28, 2015, the maximum additional available borrowings under the Revolver were $8,967,669 due to the amount outstanding and a $100,000 letter of credit related to rental payments to the landlord of one of the Company’s facilities. The Revolver matures on December 18, 2017.

The Company also has a subordinated note payable with a private lender effective March 18, 2013, as amended. The holder of the subordinated note payable also holds equity interests of the Company, and therefore, is a related party. The subordinated note payable was originally entered into in conjunction with the acquisition of Unique Fabricating and had an original principal amount of $11.5 million. On December 18, 2013, in conjunction with the acquisition of PTI, the Company entered into an amendment with the holder which increased the note to $13.1 million and provided for warrants to purchase additional common stock which is described further in Note 8.

As noted in Note 1, subsequent to the end of the Company's second quarter ended June 28, 2015, the Company used the net proceeds from IPO to repay the $13.1 million principal amount of the senior subordinated note, together with accrued interest through the date of payment.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Long term debt consists of the following:

	June 28, 2015	January 4, 2015
Term Loan, payable to a bank in quarterly installments of $500,000 through December 31, 2015, $625,000 through December 31, 2016, $750,000 through September 30, 2017, with a lump sum due at maturity. Interest is paid on a quarterly basis at an annual rate of LIBOR plus a margin of 3.00 percent to 3.50 percent (an effective rate of 3.527 percent per annum and 3.495 percent per annum at June 28, 2015 and January 4, 2015, respectively). The Term Loan was originally due on March 15, 2018, but was amended to be due December 18, 2017, and is secured by substantially all of the Company’s assets. At June 28, 2015 and January 4, 2015, the balance of the Term Loan is presented net of a debt discount of $157,099 and $211,402, respectively, from costs paid to or on behalf of the lender.
	$17,342,901	$17,788,598
Subordinated note payable to a private lender. Interest accrues monthly at an annual rate of 16 percent of which 12 percent must be paid quarterly in cash and 4 percent can be paid in kind at the Company’s discretion. The subordinated note payable is due in full on March 16, 2018, and is subordinated to the Revolver and Term Loan. At June 28, 2015 and January 4, 2015, the balance of the note payable includes accumulated paid in kind interest of $132,887 and is presented net of a debt discount of $391,505 and $445,387, respectively, from costs paid to or on behalf of the lender.	12,741,383	12,687,500

Note payable to the seller of Chardan which is unsecured and subordinated to the senior credit facility and the subordinated note to the private lender. Interest accrues monthly at an annual rate of 6 percent. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	33,693	42,647
Total debt	30,617,977	31,018,745
Less current maturities	2,268,595	2,018,133
Long-term debt – Less current maturities	$28,349,382	$29,000,612

The senior credit facility and the senior subordinated note contain customary negative covenants and require that the Company comply with various financial covenants including a senior leverage ratio, total leverage ratio, debt service coverage ratio, interest coverage ratio, and capital expenditure covenant, as defined. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries and the senior subordinated note precludes dividends being paid by the Company to its shareholders. As of June 28, 2015 and January 4, 2015, the Company was in compliance with these covenants. Additionally, the Term Loan contains a clause, effective December 31, 2014, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the senior credit facility and certain performance thresholds are not met.

Maturities on the Company’s Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years:

2015	$1,509,104
2016	2,518,989
2017	23,937,934
2018	13,132,885
2019	500,000
Total	41,598,912
Discounts	(548,604)
Total debt – Net	$41,050,308

Note 7 — Derivative Financial Instruments

The Company holds a derivative financial instrument, as required by its senior credit facility, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The derivative financial instrument is in the form of an interest rate swap which the Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap is recognized in the accompanying consolidated balance sheets at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized currently in income as interest expense in the consolidated statement of operations.

Effective April 26, 2013, the Company entered into an interest rate swap which required the Company to pay a fixed rate of 0.83 percent while receiving a variable rate based on the one month LIBOR for a net monthly settlement based on the notional amount beginning on March 3, 2014. The notional amount began at $4,714,286 and decreased by $196,429 each quarter until its scheduled expiration on March 1, 2016.

Effective January 17, 2014, in connection with the refinancing of the senior credit facility during December 2013, the Company terminated the swap described above and entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.27 percent while receiving a variable rate based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. The notional amount begins at $10,000,000 and decreases by $250,000 each quarter until March 31, 2016, when it begins decreasing by $312,500 per quarter until it expires on January 31, 2017. At June 28, 2015 and January 4, 2015 the fair value of this interest rate swap was ($89,437) and ($86,511), respectively which is included in other long-term liabilities and the Company paid $30,760 and $46,712 in net monthly settlements in the 13 and 25 weeks ended June 28, 2015, respectively, and $27,581 and $50,256 for the 13 and 26 weeks ended June 29, 2014, respectively.
Both the change in fair value and the monthly settlements are included in interest expense in the consolidated statement of operations.

Note 8 — Equity

Common Stock

As of June 28, 2015 and January 4, 2015, the Company’s common stock consists of 15,000,000 authorized shares of $0.001 par value stock with 6,739,998 shares of common stock issued and outstanding with 495,000 unissued shares reserved for the Company’s stock incentive plan.

On January 14, 2013, (the date of formation of the Company), the Company sold 999,999 shares of common stock for $0.167 per share to a group of founding shareholders. An agreement required the Company to redeem these shares at $0.167 per share if the Company is sold, liquidated or completes an initial public offering for less than $4 per share.

On March 18, 2013, in conjunction with the acquisition of Unique Fabricating, the Company issued shares of common stock to its subordinated lender and a private placement group. Additionally, all of the stockholders entered into agreements which provide for certain restrictions on the transferability of the shares and provides certain shareholders further restrictions, requirements or benefits. The subordinated lender purchased 1,050,000 shares of common stock for $3.33 per share. An agreement provides the subordinated lender the option to have its shares redeemed by the Company for their fair value on the sixth or seventh anniversary of the purchase or when the founders group, as defined, no longer owns 75 percent of the shares originally purchased. The private placement group purchased 2,949,999 shares of common stock for $3.33 per share. The Company incurred expenses for the issuance of these common shares of $745,012 for net total proceeds of $12,588,318.

On December 18, 2013, in conjunction with the acquisition of PTI, the Company issued 1,740,000 additional shares of common stock for $3.33 per share. 365,400 shares were purchased by the subordinated lender under the same provisions as described above while the remaining 1,374,600 were purchased by other investors in a private placement. The Company incurred expenses for the issuance of these common shares of $344,128 for net total proceeds of $5,455,872.

Warrants

On December 18, 2013, in conjunction with the acquisition of PTI, the Company issued warrants to purchase 139,200 common shares for $3.33 per share. The warrants were valued at $50,534 upon issuance. The warrants can be exercised at any time ten years from the issuance date. 29,232 warrants are held by the subordinated lender and the remainder are held by

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

shareholders in the founders group. The common shares received when the warrants are exercised will not contain any of the redemption features described above for any shareholders.

The fair value of each warrant award was estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following table. The final valuation after using the assumptions in the table below also calculated a further weighted average to value the warrants and was based on 80% weighting given to a public sale and 20% to a private sale of the Company. Finally, that value was further discounted by 15% to account for the fact that warrants are only transferrable to institutional and accredited investors. The expected volatility was based on the historical volatility of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for warrants adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the warrants was based on the United States Treasury yield curve in effect at the time of grant. (disclosed below for a public sale followed by a private sale of the Company).

Expected volatility	32.00%/50.00%
Dividend yield	0.00%/0.00%
Expected term (in years)	2/6
Risk-free rate	0.31%/1.91%

As noted in Note 1, upon closing of the IPO subsequent to the second quarter, the Company issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation. Also, subsequent to the end of the second quarter, the 29,232 warrants held by the subordinated lender were exercised for $3.33 per share in exchange for common shares.

Note 9 — Redeemable Common Stock

As described in Note 8, the 1,415,400 shares issued to the subordinated lender include features for the shares to be redeemed at their fair value on the sixth or seventh anniversary of the purchase or when the founders group no longer owns 75 percent of the shares originally purchased. These shares are accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares have been recorded initially using their net proceeds and have been adjusted to their redemption value each period using a ratable allocation based on the Company’s estimate of the redemption date and fair value of the shares. The Company will accrete the redemption value of these shares over the estimated redemption period to the earliest known redemption date with any changes in estimates being accounted for prospectively. However, reductions in the redemption value will only be recorded to the extent of previously recorded increases. As of June 28, 2015, the redemption value of the shares was estimated to be $13,446,300 which is more than the initial proceeds. As a result, $1,364,031 of accretion was recorded in the period ended June 28, 2015 in addition to the 2014 accretion amount noted below. The redemption value was calculated based on the offering price of $9.50 per share in the IPO, as the offering closed just after the second quarter ended and was the best representation of the enterprise value of the Company as of the end of the second quarter.

As of January 4, 2015, the redemption value of the shares was estimated to be $11,195,814 which is more than the initial proceeds. As a result, $1,852,840 of accretion was recorded. The redemption value for the 2014 period was calculated by an outside party (the Company strategy for annual periods), using a discounted cash flow method. The discounted cash flow method used several assumptions, the most significant of which include: projections of net sales, operating expenses, profit margins, income taxes to capital expenditures, working capital requirements, interest rates, investment returns, and discount rate.

As described in Note 8, the Company’s 999,999 shares issued to the founder group are redeemable at $0.167 per share if the Company is sold, liquidated or completes an initial public offering for less than $4 per share. These shares are accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares have been recorded initially using their proceeds of $0.167 per share and there will not be any accretion of these shares from this initial value because they are already recorded at their redemption value. The redemption value of the shares is $166,667.

Effective upon the closing of the IPO, the Company’s 999,999 shares issued to the founder group at $0.167 per share are no longer redeemable as the IPO was completed at a price of more than $4 per share and the Company is no longer required to purchase these shares. Furthermore, the 1,415,400 shares issued to the subordinated lender are also no longer redeemable, effective upon the closing of the IPO, as the subordinated lender agreed to terminate its right to require the Company to repurchase its shares in exchange for the Company granting it certain registration rights. In the third quarter of 2015, all of the shares included in redeemable common stock will be reclassified to common stock and amounts attributable to redeemable common stock will be allocated to common stock at par value and additional paid-in-capital.

Note 10 — Stock Incentive Plans

2013 Stock Incentive Plan

The Company’s board of directors approved a stock incentive plan (the “Plan”) in 2013. The Plan permits the Company to grant 495,000 non statutory or incentive stock options to the employees, directors and consultants of the Company. 495,000 shares of unissued common stock are required to be reserved for the Plan. The board of directors has the authority to determine the participants to whom stock options shall be awarded as well as any restrictions to be placed upon the awards. The exercise price cannot be less than the fair value of the underlying shares at the time the stock options are issued and the maximum length of an award is ten years.

On July 17, 2013 and January 1, 2014, the board of directors approved the issuance of 375,000 and 120,000 non statutory stock option awards, respectively to employees of the Company with an exercise price of $3.33 with a weighted average grant date fair value of $86,450 and $42,000 respectively. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company. Upon termination, the Company may repurchase the vested awards at their fair value (or their exercise price if terminated for cause) prior to their exercise.

The fair value of each option award is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following table. The expected volatility is based on the historical volatility of comparable companies. The Company estimated zero employee terminations based on the options granted being limited to a small pool of senior employees of which the Company has no historical turnover experience. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options for adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. (disclosed below as January 1, 2014 followed by July 17, 2013).

Expected volatility	34.00%
Dividend yield	—%
Expected term (in years)	4
Risk-free rate	1.27%/0.96%

A summary of option activity under the Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 4, 2015	495,000	$3.33	8.65
Granted	—	—
Exercised	—	—	0
Forfeited or expired	—	—	0
Outstanding at June 28, 2015	495,000	$3.33	8.17	$3,054,150
Vested and exercisable at June 28, 2015	198,000	$3.33	8.17	$1,221,660

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of June 28, 2015 and multiplying this result by the related number of options outstanding and exercisable at June 28, 2015. The valuation of the shares was based on the offering price of $9.50 per share in the IPO,

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

as the offering closed just after the second quarter ended and was the best representation of the enterprise value of the Company as of the end of the second quarter and thereby the per share value used.

The Company recorded expenses of $6,401 and $12,309 for the 13 and 25 weeks ended June 28, 2015, respectively, and $16,825 and $21,038 for the 13 and 26 weeks ended June 29, 2014, respectively, in its consolidated statement of operations, as a component of sales, general and administrative expenses.

As of June 28, 2015, there was $56,614 of total unrecognized compensation cost related to nonvested stock option awards under the Plan. That cost is expected to be recognized over a weighted average period of 2.17 years.

2014 Omnibus Performance Award Plan

In 2014 the Company has adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan authorizes the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights.

Note 11 — Income Taxes

Income before income taxes for U.S. and Non-U.S. operations are as follows:

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
U.S. income	$2,183,014	$2,199,418	$3,766,663	$2,654,844
Non-U.S. income	309,976	256,162	554,692	462,633
Income before income taxes	$2,492,990	$2,455,580	$4,321,355	$3,117,477

The components of the income tax provision included in the statements of operations are all attributable to continuing operations and are detailed as follows:

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
Current federal income taxes	$825,595	$938,865	$1,115,147	$1,349,573
Current state income taxes	66,233	71,207	128,108	144,177
Current foreign income taxes	93,466	41,507	151,889	83,770
Deferred income taxes	(184,204)	(295,537)	41,574	(621,311)
Total income tax expense	$801,090	$756,042	$1,436,718	$956,209

Significant components of current and non-current deferred taxes are as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	June 28, 2015	January 4, 2015
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$273,178	$246,744
Inventories	130,554	121,575
Accrued payroll and benefits	497,434	907,174
Other	5,907	13,211
Net current deferred tax asset	907,073	1,288,704
Noncurrent deferred tax assets (liabilities):
Property, plant, and equipment	(3,245,585)	(3,329,790)
Goodwill and intangible assets	(2,970,449)	(3,220,663)
Other	58,761	53,123
Net noncurrent deferred tax liability	(6,157,273)	(6,497,330)
Net total deferred tax liability	$(5,250,200)	$(5,208,626)

The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of June 28, 2015 or January 4, 2015.

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
Income tax expense, computed at 34% of pretax income	$847,617	$834,897	$1,469,261	$1,059,942
State income taxes, net of federal benefit	34,189	26,801	87,227	64,124
Effect of foreign income taxes	(18,141)	(48,990)	(45,168)	(81,673)
Effect of permanent differences	4,516	(58,997)	(74,953)	(83,523)
Other	(67,091)	2,331	351	(2,661)
Total provision for income taxes	$801,090	$756,042	$1,436,718	$956,209

Note 12 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2020. The leases require the Company to pay taxes, insurance, utilities and maintenance costs. One of the leases provides for escalating rents over the life of the lease and rent expense is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rent expense charged to operations was approximately $334,926 and $662,438 for the 13 and 25 weeks ended June 28, 2015, respectively, and $362,437 and $663,794 for the 13 and 26 weeks ended June 29, 2014, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at June 28, 2015:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2015	$662,438
2016	1,175,998
2017	1,113,235
2018	1,052,326
2019	880,394
Thereafter	481,250
Total	$5,365,641

Note 13 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $94,603 and $183,966 for the 13 and 25 weeks ended June 28, 2015, respectively, and $52,814 and $105,283 for the 13 and 26 weeks ended June 29, 2014, respectively.

Note 14 — Related Party Transactions

A shareholder provided subordinated debt financing which is discussed further in Note 6. Interest charges were recognized in the amounts of $523,876 and $1,041,995 for the 13 and 25 weeks ended June 28, 2015, respectively, and $523,876 and $1,041,995 for the 13 and 26 weeks ended June 29, 2014, respectively, related to the subordinated debt financing. Accrued interest of $172,706 and $0 was due to this subordinated lender at June 28, 2015 and January 4, 2015, respectively.

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several shareholders. The agreement required annual management fees of $300,000 and additional fees for assistance provided with acquisitions. The Company incurred management fees of $75,000 and $150,000 for the 13 and 25 weeks ended June 28, 2015, respectively, and $75,000 and $150,000 for the 13 and 26 weeks ended June 29, 2014, respectively. During the 13 and 26 weeks ended June 29, 2014, the Company incurred fees related to the acquisition of Chardan of $110,000 and $110,000, respectively. The Company allocates these fees to the services provided based on their relative fair values. The fees paid were all allocated to and expensed as transaction costs. Effective upon completion of the initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc.

Note 15 — Fair Value Measurements

Financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. The carrying amount of all significant financial instruments approximates fair value due to either the short maturity or the existence of variable interest rates that approximate prevailing market rates.

Accounting standards require certain other items be reported at fair value in the financial statements and provides a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the valuation techniques and inputs used to measure fair value.

Fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. Level 2 inputs may include quoted prices for similar items in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related item. Level 3 fair value measurements are based primarily on management’s own estimates using inputs

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

such as pricing models, discounted cash flow methodologies or similar techniques taking into account the characteristics of the item.

In instances whereby inputs used to measure fair value fall into different levels of the fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each item.

The Company measures its interest rate swap at fair value on a recurring basis based primarily on Level 2 inputs using an income model based on disparity between variance and fixed interest rates, the scheduled balance of principal outstanding, yield curves and other information readily available in the market.

Note 16 — Contingencies

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. While uncertainties are inherent in the final outcome of such matters, the Company believes that there are no pending proceedings in which the Company is currently involved that will have a material effect on its financial position, results of operations or cash flow.

Note 17 — Earnings Per Share

Basic earnings per share is computed by dividing the net income by the weighted-average number of shares outstanding during the period. For purposes of the calculation, shares outstanding also includes redeemable common stock. Diluted earnings per share is computed giving effect to all potentially weighted average dilutive shares including options and warrants. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
Basic earnings per share calculation:
Net income	$1,691,900	$1,699,538	$2,884,637	$2,161,268
Preferred stock dividends	—	—	—	—
Net income attributable to common stockholders	$1,691,900	$1,699,538	$2,884,637	$2,161,268
Weighted average shares outstanding	6,739,998	6,739,998	6,739,998	6,739,998
Net income per share-basic	$0.25	$0.25	$0.43	$0.32

Diluted earnings per share calculation:
Net income	$1,691,900	$1,699,538	$2,884,637	$2,161,268
Weighted average shares outstanding	6,739,998	6,739,998	6,739,998	6,739,998
Effect of dilutive securities:
Stock options(1)	197,845	—	194,901	—
Warrants(1)	85,100	—	79,868	—
Diluted weighted average shares outstanding	7,022,943	6,739,998	7,014,767	6,739,998
Net income per share-diluted	$0.24	$0.25	$0.41	$0.32

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1)
Options to purchase 495,000 shares of common stock and warrants to purchase 139,200 shares of common stock during the 2015 period were considered in the computation of diluted earnings per share using the treasury stock method. Options to purchase 495,000 shares of common stock and warrants to purchase 139,200 shares of common stock during the 2014 period were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive as a result of the securities being “out of the money” with a strike price greater than the average fair market value during the period presented.

Note 18 — Subsequent Event

On August 12, 2015, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on August 31, 2015 to shareholders of record at the close of business on August 24, 2015 for an amount of approximately $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited consolidated financial statements and the related notes to unaudited consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended January 4, 2015 included in our final prospectus filed pursuant to Rule 424(b)(the "Prospectus") with the Securities and Exchange Commission (the "SEC") on July 1, 2015. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in our Prospectus, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

Forward-Looking Statements

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on management's beliefs and assumptions and on information currently available to us. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. When used in this document the words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the future events and circumstances discussed may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements, including those discussed in our Prospectus and in particular the section entitled “Risk Factors” of the Prospectus.

Forward-looking statements speak only as of the date of this Form 10-Q filing. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement to reflect actual results, changes in assumptions based on new information, future events or otherwise. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the quarterly period. The second quarter of 2015 ended on June 28, 2015 and the second quarter of 2014 ended on June 29, 2014. The Company’s policy is that fiscal years end annually on the Sunday closest to December 31. Fiscal 2014 ended on January 4, 2015 and the current fiscal year will end on January 3, 2016. The Company’s operations are classified in one reportable business segment. Although we recently expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest to occur of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1.0 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period. Even after we no longer qualify as an emerging growth company, we still may qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with auditor attestation requirements pursuant to Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation.

Overview

Unique is engaged in the engineering and manufacture of multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. The Company combines a long history of organic growth with some more recent strategic acquisitions to diversify both product capabilities and markets served.

Unique’s market served is the North America automotive and heavy duty truck, appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this prospectus as original equipment manufacturers (OEMs), or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Murfreesboro, Tennessee, Bryan, Ohio and Monterrey, Mexico. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

Unique derives the majority of its gross revenues from the sales of foam, rubber and plastic automotive products. These products are produced from a variety of manufacturing processes including die cutting, compression molding, thermoforming and fusion molding. We believe Unique has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air noise and water intrusion, and by providing sound absorption and blocking, Unique’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life.

We primarily operate within the highly competitive and cyclical automotive parts industry. Over the past four years the industry has experienced consistent growth as it recovered from the recession of 2009. Many sectors of the supply chain are operating near capacity. Over the same period we have grown our core automotive parts business at a faster rate than the industry as a whole, indicating we are taking market share from competitors and increasing our content per vehicle on the programs we supply. We expect this trend to continue.

Recent Developments

Initial Public Offering

On July 7, 2015, we completed our initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share (the "IPO"), including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, we received net IPO proceeds of approximately $22,310,000.0 million. Of these proceeds we used part of them to repay the $13,130,000.0 million principal amount of our 16% senior subordinated note subsequent to June 28, 2015, together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolver portion of our senior secured credit facility. Amounts paid under the facility will be available to be re-borrowed, subject to compliance with the terms of the facility. The Company also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the public offering price of $9.50 per share, and can start to be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO.

Potential Acquisition

The Company has entered into a non-binding letter of intent and is engaged in discussions with respect to a proposed acquisition of the business and assets of a corporation engaged in the manufacture of components from molded polyurethane, including components for automotive applications, industrial equipment, off-road vehicles, office furniture, medical applications and packaging. The Company believes that the acquisition would augment its existing product offerings and potentially enable it to access new customers and increase sales to certain of its existing customers.

The proposed purchase price is $12 million, subject to certain adjustments, which would be payable in cash at closing, except for a portion which would be held in escrow and available to fund indemnification claims by the Company, if any. The Company currently intends to finance the acquisition with additional borrowings from its senior bank lender. Based solely upon preliminary unaudited information provided to us by the prospective seller, which the Company has not independently verified, the business it is considering acquiring had revenues of approximately $9.9 million, net income of approximately $1.3 million and EBITDA of approximately $2.2 million (adjusted to add back approximately $260,000 for shareholder-related payroll costs and expenses) in 2014.

The completion of the proposed acquisition is subject to numerous conditions and contingencies, including the completion to the Company’s satisfaction of due diligence, the negotiation and execution of definitive agreements, the satisfaction of closing conditions and the Company obtaining the commitment of its senior lender to provide financing necessary to fund the purchase price. There cannot be any assurance that: (1) the Company will complete the proposed acquisition or as to the date by which the transaction will close; (2) the terms of the transaction will not differ, and perhaps materially, from those described here; (3) the Company will be able to obtain financing to fund the acquisition; or (4) if the Company completes the acquisition, it will be able to successfully integrate the acquired operations into its business or the acquired operations will result in increased revenue, profitability or cash flow.

Dividend Declaration

On August 12, 2015, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on August 31, 2015 to shareholders of record at the close of business on August 24, 2015.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles in the United States of America (GAAP) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, the financial covenants in our senior secured credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-recurring integration expense, non-cash stock awards, non-recurring step-up of inventory basis to fair market value, and transaction fees related to our acquisitions. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net income. Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include that: (1) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) it does not reflect changes in, or cash requirements for, our working capital needs; (3) it does not reflect income tax payments we may be required to make; and (4) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this document, our audited consolidated financial statements included in our Prospectus, and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (1) non-cash items or (2) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

Thirteen and Twenty-Five Weeks Ended June 28, 2015 and Thirteen and Twenty-Six Weeks Ended June 29, 2014

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
	(in thousands)
Net income	$1,692	$1,700	$2,885	$2,161
Plus: Interest expense, net	853	900	1,713	1,888
Plus: Income tax expense	801	756	1,437	956
Plus: Depreciation and amortization	893	850	1,740	1,732
Plus: Non-cash stock award	6	17	12	21
Plus: Non-recurring integration expenses	—	19	—	72
Plus: Non-recurring step-up of inventory basis to fair market value	—	85	—	370
Plus: Transaction fees	—	33	—	237
Adjusted EBITDA	$4,245	$4,360	$7,787	$7,437

Comparison of Results of Operations for the Thirteen and Twenty-Five Weeks Ended June 28, 2015 and the Thirteen and Twenty-Six Weeks Ended June 29, 2014

On February 6, 2014, we moved to become more vertically integrated by acquiring, through a newly formed subsidiary, Unique-Chardan, Inc., substantially all of the assets, or the Chardan Business, of one of our key suppliers, Chardan, Corp., or Chardan, for a cash purchase price of $2.20 million paid at closing plus a promissory note in the amount of $0.50 million, the principal of which is payable in a lump sum on February 6, 2019. Following the closing, we made a payment to the seller of $0.12 million as a result of post-closing calculations of net working capital. For the 13 and 26 weeks ended June 29, 2014 our financial results include transaction related expenses from the Chardan Business acquisition and results of operations of the Chardan Business from February 7, 2014 through June 29, 2014.

For the 13 and 25 weeks ended June 28, 2015, the Company grew net sales compared to the 13 and 26 weeks ended June 29, 2014 as a result of the acquisition of Chardan which was included for the full 13 and 25 weeks in 2015, new product introductions and continued growth of our core markets. Our top three customers during the 13 and 25 weeks ended June 28, 2015 accounted for net sales of $11.26 million and $5.89 million, respectively, or 16.5% and 16.5%, respectively, of total net sales. In the 13 and 26 weeks ended June 29, 2014, the same three customers accounted for net sales of $9.99 million and $5.13 million, respectively, or 16.1% and 15.5%, respectively, of net sales. We financed the acquisition of Chardan on February 6, 2014 through a $2.2 million borrowing on our revolver and the issuance of $0.50 million principal amount of a 6% subordinated note to the seller.

Thirteen Weeks Ended June 28, 2015 and Thirteen Weeks Ended June 29, 2014

Net Sales

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014
	(in thousands)
Net sales	$35,672	$33,006

Net sales for the thirteen weeks ended June 28, 2015 were approximately $35.67 million compared to $33.01 million for the thirteen weeks ended June 29, 2014. The thirteen weeks ended June 28, 2015 net sales included approximately $2.00 million attributable to our increased market penetration and content per vehicle, as well as new product introductions. Other increases in the thirteen weeks ended June 28, 2015 were primarily attributable to a 2.5% overall increase in North American vehicle production as compared to the thirteen weeks ended June 29, 2014.

Cost of Sales

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014
	(in thousands)
Materials	$18,403	$16,802
Direct labor and benefits	5,246	4,121
Manufacturing overhead	3,315	2,875
Sub-total	26,964	23,798
Depreciation	280	250
Cost of Sales	27,244	24,048
Gross Profit	$8,428	$8,959

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014
Materials	51.6%	50.9%
Direct labor and benefits	14.7%	12.5%
Manufacturing overhead	9.3%	8.7%
Sub-total	75.6%	72.1%
Depreciation	0.8%	0.8%
Cost of Sales	76.4%	72.9%
Gross Profit	23.6%	27.1%

Cost of sales as a percentage of net sales for the thirteen weeks ended June 28, 2015 increased to 76.4% from 72.9% for the thirteen weeks ended June 29, 2014. The increase in cost of sales as a percentage of net sales was attributable to a increase in material cost as a percentage of net sales to 51.6% for the thirteen weeks ended June 28, 2015 from 50.9% for the thirteen weeks ended June 29, 2014. The increase in materials is as a result of unfavorable product mix in the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014. Direct labor and benefit costs as a percentage of net sales was 14.7% for the thirteen weeks ended June 28, 2015 compared to 12.5% for the thirteen weeks ended June 29, 2014. Labor and benefit costs in the thirteen weeks ended June 28, 2015 were higher due to the increase in direct labor hours, directly related to reduced labor productivity as a result of a new product the Company launched in the second quarter of 2015. The Company expects to continue to further optimize our manufacturing process of this new product in future quarters in 2015. We expect margins related to this new product to normalize by the end of 2015. Manufacturing overhead costs as a percentage of net sales increased to 9.3% for the thirteen weeks ended June 28, 2015 from 8.7% for the thirteen weeks ended June 29, 2014, due to higher costs associated with the new product launch in Q2 described above and an increase in repair and maintenance expenses as a percentage of net sales in the thirteen weeks ended June 28, 2015.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the thirteen weeks ended June 28, 2015 decreased to 23.6% from 27.1% for the thirteen weeks ended June 29, 2014.

Selling, General and Administrative Expenses (“SG&A”)

	Thirteen Weeks Ended June 28, 2015	Thirteen Weeks Ended June 29, 2014
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$4,476	$4,986
Transaction expenses	—	33
Subtotal	4,476	5,019
Depreciation and amortization	613	600
SG&A	$5,089	$5,619
SG&A as a % of net sales	14.3%	17.0%

SG&A as a percentage of net sales for the thirteen weeks ended June 28, 2015 decreased to 14.3% from 17.0% from the thirteen weeks ended June 29, 2014. The decrease in the thirteen weeks ended June 28, 2015 primarily relate to lower professional and consulting fees in 2015 compared to the thirteen weeks ended June 29, 2014 as well as the Company effectively leveraging its cost structure as fixed costs in SG&A represent a lower percentage of overall net sales in the thirteen weeks ended June 28, 2015 versus the thirteen weeks ended June 29, 2014. The other decrease is primarily attributable to no transaction related expenses in the thirteen weeks ended June 28, 2015 compared to transaction related expenses of $0.03 million included in the thirteen weeks ended June 29, 2015. The transaction expenses in 2014 were related to the acquisition of Chardan.

Operating Income

As a result of the foregoing factors, operating income for the thirteen weeks ended June 28, 2015 was $3.34 million compared to operating income of $3.34 million for the thirteen weeks ended June 29, 2014.

Non-Operating Expense

Non-operating expense for the thirteen weeks ended June 28, 2015 was $0.85 million compared to $0.88 million for the thirteen weeks ended June 29, 2014. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $0.85 million for the thirteen weeks ended June 28, 2015, compared to $0.90 million for the thirteen weeks ended June 29, 2014. The decrease in interest expense in the 2015 period was primarily due to a decrease in interest expense on the Term Loan primarily due to $2.0 million less remaining on the principal balance of the term loan in 2015.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the thirteen weeks ended June 28, 2015 was $2.49 million, compared to $2.46 million for the thirteen weeks ended June 29, 2014.

Income Tax Provision

For the thirteen weeks ended June 28, 2015, the estimated effective income tax rate of 32.1%, applied to pre-tax income, resulted in income tax expense of $0.80 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD which provided a $0.07 million income tax benefit which reduced our effective tax rate by 2.7%. During the thirteen weeks ended June 29, 2014 the estimated effective income tax rate of 30.8%, applied to pre-tax income, resulted in income tax expense of $0.76 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD which provided a $0.06 million income tax benefit which reduced our effective tax rate by 2.6%. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of June 28, 2015. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the thirteen weeks ended June 28, 2015 was $1.69 million compared to $1.70 million during the thirteen weeks ended June 29, 2014.

Twenty-Five Weeks Ended June 28, 2015 and Twenty-Six Weeks Ended June 29, 2014

Net Sales

	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
	(in thousands)
Net sales	$68,103	$62,123

Net sales for the twenty-five weeks ended June 28, 2015 were approximately $68.10 million compared to $62.12 million for the twenty-six weeks ended June 29, 2014. The twenty-five weeks ended June 28, 2015 net sales included approximately $3.00 million attributable to our increased market penetration and content per vehicle, new product introductions, and increased sales from approximately five more weeks of Chardan included in the results for the twenty-five weeks ended June 28, 2015 versus the twenty-six weeks ended June 29, 2014. Other increases in net sales for the twenty-five weeks ended June 28, 2015 were primarily attributable to a 4.8% overall increase in North American vehicle production in such period as compared to production during the twenty-six weeks ended June 29, 2014.

Cost of Sales

	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
	(in thousands)
Materials	$35,261	$32,456
Direct labor and benefits	9,693	7,786
Manufacturing overhead	6,238	5,705
Sub-total	51,192	45,947
Depreciation	559	497
Cost of Sales	51,751	46,444
Gross Profit	$16,352	$15,679

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
Materials	51.8%	52.2%
Direct labor and benefits	14.2%	12.5%
Manufacturing overhead	9.2%	9.2%
Sub-total	75.2%	73.9%
Depreciation	0.8%	0.8%
Cost of Sales	76.0%	74.7%
Gross Profit	24.0%	25.3%

Cost of sales as a percentage of net sales for the twenty-five weeks ended June 28, 2015 increased to 75.2% from 73.9% for the twenty-six weeks ended June 29, 2014. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits as a percentage of net sales, partially offset by lower material costs as a percentage of net sales. Material costs decreased to 51.8% for the twenty-five weeks ended June 28, 2015 from 52.2% for the twenty-six weeks ended June 29, 2014. Material costs for the twenty-five weeks ended June 28, 2015 were lower compared to the twenty-six weeks ended June 29, 2014 due to the acquisition of Chardan in February 2014 which eliminated the material markup on the products that Chardan supplies to us. These markups were present in 2014 before the acquisition, but not included in any material cost in 2015. Direct labor and benefit costs as a percentage of net sales was 14.2% for the twenty-five weeks ended June 28, 2015 compared to 12.5% for the twenty-six weeks ended June 29, 2014. Labor and benefit costs in the twenty-five weeks ended June 28, 2015 were higher due to the increase in direct labor hours, directly related to reduced labor productivity due to a new product the Company launched in the second quarter of 2015. The Company expects to continue to further optimize our manufacturing process of this new product in future quarters in 2015. We expect margins related to this new product to normalize by the end of 2015.. Manufacturing overhead costs as a percentage of net sales were at 9.2% for both the twenty-five weeks ended June 28, 2015 and the twenty-six weeks ended June 29, 2014.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the twenty-five weeks ended June 28, 2015 decreased to 24.0% from 25.3% for the twenty-six weeks ended June 29, 2014.

Selling, General and Administrative Expenses

	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$9,151	$9,230
Transaction expenses	—	237
Subtotal	9,151	9,467
Depreciation and amortization	1,181	1,235
SG&A	$10,332	$10,702
SG&A as a % of net sales	15.2%	17.2%

SG&A as a percentage of net sales for the twenty-five weeks ended June 28, 2015 decreased to 15.2% from 17.2% for the twenty-six weeks ended June 29, 2014. The decrease is primarily related to lower professional and consulting fees in the twenty-five weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014, as well as the Company effectively leveraging its cost structure as fixed costs in SG&A represent a lower percentage of overall net sales in the twenty-five weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014. The other decrease is primarily attributable to no transaction related expenses having been incurred in the twenty-five weeks ended June 28, 2015 compared to transaction related expenses of $0.24 million included in the twenty-six weeks ended June 29, 2015.

Operating Income

As a result of the foregoing factors, operating income for the twenty-five weeks ended June 28, 2015 was $6.02 million compared to operating income of $4.98 million for the twenty-six weeks ended June 29, 2014.

Non-Operating Expense

Non-operating expense for the twenty-five weeks ended June 28, 2015 was $1.70 million compared to $1.86 million for the twenty-six weeks ended June 29, 2014. The change in non-operating expense was primarily driven by interest expense.Interest expense was approximately $1.71 million for the twenty-five weeks ended June 28, 2015, compared to $1.89 million for the twenty-six weeks ended June 29, 2014. The decrease in interest expense in the 2015 period was primarily due to a decrease in interest expense on the Term Loan primarily due to $2.0 million less remaining on the principal balance of the term loan in 2015 as well as a lower average interest rate in 2015.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the twenty-five weeks ended June 28, 2015 was $4.32 million, compared to $3.12 million for the twenty-six weeks ended June 29, 2014.

Income Tax Provision

For the twenty-five weeks ended June 28, 2015, the estimated effective income tax rate of 33.3%, applied to pre-tax income, resulted in income tax expense of $1.44 million. The effective rate and statutory rate were in alignment with each other for the period. During the twenty-six weeks ended June 29, 2014 the estimated effective income tax rate of 30.7%, applied to pre-tax income, resulted in income tax expense of $0.96 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD which provided a $0.09 million income tax benefit which reduced our effective tax rate by 3.0%. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of June 28, 2015. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the twenty-five weeks ended June 28, 2015 was $2.88 million compared to $2.16 million during the twenty-six weeks ended June 29, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility from our senior lender. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of June 28, 2015 and January 4, 2015, we had a cash balance of $0.76 million and $0.76 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of June 28, 2015 and January 4, 2015 , we had $8.97 million and $10.45 million, respectively, available to be borrowed under our revolving credit facility. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty two weeks. Subsequent to the closing of our IPO, we used proceeds remaining after paying the 16% senior subordinated note to temporarily reduce the outstanding balance on our revolving line of credit.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirement and expansion plans, we may elect to pursue additional growth opportunities that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities could be materially adversely affected.

Dividends

Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements. Our senior secured credit facility contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.

The following table presents cash flow data for the periods indicated.

	Twenty-Five Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$2,128	$2,087
Investing activities	(2,078)	(2,767)
Financing activities	(47)	1,567

As a public company, we will incur additional general and administrative expenses that we did not incur as a private company, such as, increased directors and officers liability insurance premiums, investor relation costs, NYSE MKT listing expenses and increased legal and accounting expenses.

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, amortization of deferred financing charges, loss on derivative instruments, bad debt expense, stock option and warrant expense, accrued interest, changes in deferred income taxes, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, accounts payable and accrued interest.

During the twenty-five weeks ended June 28, 2015, net cash provided by operating activities was $2.13 million, compared to cash provided by operating activities of $2.09 million for the twenty-six weeks ended June 29, 2014.

Net cash for the twenty-five weeks ended June 28, 2015 was mainly impacted by net income of $2.88 million resulting from the expansion of our operations.

The twenty-six weeks ended June 29, 2014 was mainly impacted by net income of $2.16 million partially offset by transaction related expenses incurred as a result of the acquisition of Chardan.

Investing Activities

Cash used in investing activities consists principally of business acquisitions and purchases of property, plant and equipment.

In the twenty-five weeks ended June 28, 2015, we made capital expenditures of $2.08 million of which $1.33 million was related to the construction of a new facility in Georgia as described below.

In the twenty-six weeks ended June 29, 2014, we paid $2.32 million in cash to acquire the Chardan Business. During the period, we made capital expenditures of $0.62 million mainly for increased manufacturing capacity.

We plan to spend a total of approximately $3.57 million on capital expenditures during fiscal year 2015, which includes the $2.08 million above spent to date, as well as the approximate $0.60 million to finish constructing and equipping a new facility across the street from our existing facility in LaFayette, Georgia. Construction was substantially completed in April 2015. Our senior lender provided financing for the new facility by increasing the amount available for borrowing under the revolver. The senior lender has agreed to provide re-financing for the construction in the form of an expanded term loan secured by a first mortgage on the new facility and its equipment. The Walker County Development Authority has proposed to provide to us a tax abatement for state, local and school taxes for ten years, which will be conditioned, on among other things, our maintaining a minimum number of jobs at the existing facility in LaFayette, Georgia and the new facility, and transferring the new facility, for the term of the abatement, to the authority. The authority will lease the new facility to us and resell it to us, for a nominal cost, at the end of the term of the abatement.

Financing Activities

Cash flows (used in) provided by financing activities consisted principally of borrowings and payments under our senior credit facility, payment of debt issuance costs, proceeds from the sale of stock and the repayment of debt assumed through acquisitions.

In the twenty-five weeks ended June 28, 2015, we had outflows of $0.76 million due to post acquisition payments we made in regards to the 2013 Unique Fabricating acquisition, outflows of $0.57 million due to expenses for the expected IPO, and outflows of $0.51 million on payments on our outstanding debt. These outflows were partially offset by net proceeds from our revolving credit facility of $1.48 million.

As of June 28, 2015, $10.43 million was outstanding under the revolving credit facility. Borrowings under the revolver are subject to a borrowing base and reduced to the extent of letters of credit issued under the senior credit facility. As of June 28, 2015, the maximum additional available borrowings under the revolver was $8.97 million based upon the borrowing base and after giving effect to a $0.10 million letter of credit related to rental payments to the landlord of one of our facilities. We used net proceeds remaining after the payment of the senior subordinated note from the IPO to reduce borrowings under the revolver. Amounts repaid under the revolver will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the twenty-six weeks ended June 29, 2014, we had net proceeds of $2.20 million from our revolving credit facility, which was partially offset by payments on our outstanding debt of $0.52 million.

Senior Credit Facility

We maintain a senior credit facility with Citizens Bank, National Association (formerly RBS Citizens, N.A.) pursuant to which we currently may borrow up to $19.50 million under the revolver and up to $20.00 million under the term loan. The term loan bears interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5%. The term loan matures in December 2017. The revolver bears interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. We are permitted to prepay in part or in full amounts due under the senior credit facility without penalty. Our obligations under the senior credit facility may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership. In the event of an event of default, the interest rate on the revolver and term loan will increase by 2.0% per annum plus the then applicable rate. The senior credit facility requires that we repay term loan principal annually in an amount equal to 50% of excess cash flow, as defined, for the year end 2014 and for each subsequent year until the senior loan coverage, as defined, calculated as of the end of each year is less than 2:00 to 1:00. An amendment in 2014 increased the amount available under the revolver to $19.50 million to enable us to finance the construction of a new facility across the street from our existing facility in LaFayette, Georgia, as noted above. Our senior lender has agreed to provide an expanded term loan secured by a first mortgage on the new facilty and its equipment. The amount available to be borrowed under the revolver will be reduced to $15.0 million upon the closing of such financing.

Unique Fabricating NA’s obligations under the senior credit facility are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including capital stock of the United States subsidiaries of Unique Fabricating NA and by a mortgage on our facilities in LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Fort Smith, Arkansas and Murfreesboro, Tennessee.

In accordance with the requirements of our senior credit facility, we purchased a derivative financial instrument for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The derivative financial instrument is in the form of an interest rate swap that we have elected not to apply hedge accounting for financial reporting purposes. The interest rate swap is recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized currently as interest expense.

Effective April 26, 2013, we entered into an interest rate swap for a notional amount of $4.71 million. Effective January 14, 2014, in connection with the refinancing of the senior credit facility in December 2013, we entered into a new interest rate swap that requires us to pay 1.27% fixed interest while receiving a variable base rate of one-month LIBOR. The notional amount of the swap began at $10.00 million and decreases by $0.25 million each quarter until March 31, 2016, when it begins to decrease by $0.31 million per quarter until it expires on January 31, 2017.

16% Senior Subordinated Note

At June 28, 2015, we had outstanding $13.13 million principal amount of our 16% senior subordinated note. The senior subordinated note is expressly junior and subordinated only to the debt outstanding under the senior credit facility. Interest on the subordinated note accrues at a rate of 16.0% per annum, payable monthly. The Company may elect a minimum cash interest rate of 12.0% and defer up to 4.0% interest by delivering an in-kind note. Accrued interest on the senior subordinated note is approximately $0.13 million as of June 28, 2015. The senior subordinated note matures on March 16, 2018. The senior subordinated note may be prepaid at any time after the second anniversary of the date of its issuance in March 2013 without a prepayment premium or penalty. The senior subordinated note is secured by a security interest, which is subordinated to the security interest securing debt outstanding under the senior credit facility, in all tangible and intangible interests, including capital stock of our United States subsidiaries. We prepaid the entire senior subordinated note with a portion of the net proceeds from the IPO on July 15, 2015.

For all of our borrowings, we must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of June 28, 2015, we were in compliance with all loan covenants.

The senior credit facility and the senior subordinated note also contain customary affirmative covenants, including: (1) maintenance of legal existence and compliance with laws and regulations; (2) delivery of consolidated financial statements and other information; (3) maintenance of properties in good working order; (4) payment of taxes; (5) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (6) maintenance of adequate insurance; and (7) inspection of books and records.

The senior credit facility and the senior subordinated note also contain customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and sale-leaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9) payment or amendment of subordinated debt and organizational documents; and (10) maximum capital expenditures.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Indemnification Agreements

In the normal course of business, we provide customers with indemnification provisions of varying scope against claims of intellectual property infringement by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity or consolidated cash flows.

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of June 28, 2015 have not changed materially since the amounts therefore as of January 4, 2015 as set forth in our Prospectus. These obligations and commitments related to operating leases, future debt payments, and a management services agreement. Subsequent to the closing of the IPO, we repaid with the net proceeds of the offering the $13.1 million principal amount of our 16% senior subordinated note on July 15, 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies that have the most significant impact on our consolidated financial statements are discussed in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus. There have been no material changes to our critical accounting policies or uses of estimates since the date of our Prospectus.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

Our borrowings under notes payable are at fixed interest rates, but our borrowings under our senior credit facility bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective as of January 17, 2014, in connection with the refinancing of the senior credit facility, we entered into an interest rate swap with a notional amount initially of $10.00 million, which decreases by $0.25 million each quarter until March 31, 2016 when it decreases by $0.31 million per quarter until the swap terminates on January 31, 2017. The swap requires that the Company pay a fixed rate of 1.27% per annum while receiving a variable rate based on one month LIBOR. See note 7 of notes to our consolidated financial statements for further information. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Foreign Currency Risk

Our functional currency is the U.S. dollar. To date, substantially all of our bookings and operating expenses have been denominated in U.S. dollars, therefore we are not currently subject to significant foreign currency risk. However, if our international operations continue to grow, our risks associated with fluctuation in currency rates may become greater. We intend to continue to assess our approach to managing this potential risk. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transaction.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officers as appropriate to allow for timely decisions.

Our controls and procedures are based on assumptions. Additionally, even effective controls and procedures only provide reasonable assurance of achieving their objectives. Accordingly, we cannot guarantee that our controls and procedures will succeed or be adhered to in all circumstances.

We have evaluated our disclosure controls and procedures, with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. We currently have a significant deficiency previously identified which has not yet been remediated, but we believe this significant deficiency does not change the effectiveness of our disclosure controls and procedures covered by this report. The significant deficiency was identified at one of our subsidiaries where an individual at the subsidiary had full access to network and financial applications and the ability to post transactions without additional review procedures.

We have begun to address the significant deficiency by incorporating review procedures on financial related transactions posted by this individual, but have not yet remediated this significant deficiency. More information concerning this matter can be found in the section of Risk Factors in the Prospectus.

Changes in Internal Control over Financial Reporting

As disclosed in the Risk Factor section in the Prospectus, we had concluded that there were previously two material weaknesses that existed. The two material weaknesses were that the Chief Financial Officer had almost complete responsibility for the processing of financial information and our financial department did not have available capacity to process in a timely manner complex, non-routine transactions.

We started to address the material weaknesses by hiring additional senior accounting staff, and have taken further steps to remediate the underlying causes of the identified material weaknesses, primarily through (1) implementing formal documentation and review requirements in a timely manner with respect to all non-routine complex transactions; (2) the development of review procedures with respect to posting of financial transactions; (3) and the development of review procedures with respect to all account reconciliations related to financial transactions.

We believe that the hiring of an additional senior accountant and the adoption and implementation of the policies described above have remediated the material weaknesses as of June 28, 2015.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Prospectus filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Common Stock

On July 7, 2015, we completed our initial public offering of 2,702,500 shares of our common stock at a public offering price of $9.50 per share, including 352,500 shares of common stock subject to an over-allotment option granted to the underwriters, for aggregate gross proceeds of approximately $25.67 million. The offering and all of the shares in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-200072) which was declared effective by the Securities and Exchange Commission on June 30, 2015, and a registration statement on Form S-1 (File No. 333-205394) filed pursuant to Rule 462(b) of the Securities Act. Roth Capital Partners and Taglich Brothers, Inc, acted as Joint Book-Running Managers and National Securities Corporation acted as Co-Manager of the offering. We received net proceeds of approximately $22.31 million after deducting the underwriting discount and estimated offering expenses. Affiliates of Taglich Brothers, Inc, the Joint Book-Running Managers, owned approximately $18.6% of our common stock before the offering and certain associates of Taglich Brothers, Inc. and its affiliates are members of our board of directors.

We have used approximately $13.1 million of the net proceeds to repay the $13,130,000.0 million principal amount of our 16% senior subordinated note, together with accrued interest through the date of payment. We have used the proceeds remaining after such payment to temporarily reduce borrowings under the revolver portion of our senior secured credit facility.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.
** Pursuant to Item 601(b)(32)(ii) of Regulation S-K(17 C.F.R 229.601(b)(32)(ii)), this certification is deemed furnished, not filed, for purposes of section 18 of the Exchange Act, nor is it otherwise subject to liability under that section. It will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if the registrant specifically incorporates it by reference.
+ Filed electronically with the report.
# Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE FABRICATING, INC.

Date: August 12, 2015	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)