Form 10-Q
period 2015-10-04
Unique Fabricating, Inc.
filed 2015-11-17
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of November 16, 2015 the registrant had 9,591,861 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of October 4, 2015 (unaudited) and as of January 4, 2015	1
Consolidated Statements of Operations for the fourteen and thirty-nine week periods and thirteen and thirty-nine week periods ended October 4, 2015 (unaudited) and September 28, 2014 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirty-nine week period ended October 4, 2015 (unaudited) and the thirty-nine week period ended September 28, 2014 (unaudited)	3
Consolidated Statements of Cash Flow for the thirty-nine week period ended October 4, 2015 and thirty-nine week period ended September 28, 2014 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38
Part II Other Information	39
Signatures	41

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	(Unaudited)
	October 4, 2015	January 4, 2015
Assets
Current Assets
Cash and cash equivalents	$717,721	$756,044
Accounts receivable – net	23,941,900	18,747,468
Inventory – net	14,963,675	10,488,051
Prepaid expenses and other current assets:
Prepaid expenses and other	2,005,023	1,613,327
Deferred tax asset	996,188	1,288,704
Total current assets	42,624,507	32,893,594
Property, Plant, and Equipment – Net	20,646,791	17,920,073
Goodwill	19,213,958	15,183,417
Intangible Assets	20,881,353	16,748,466
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	116,318	61,094
Debt issuance costs	216,559	289,942
Total assets	$104,753,606	$84,150,706
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$13,662,037	$10,177,820
Current maturities of long-term debt	2,393,830	2,018,133
Income taxes payable	490,704	90,169
Accrued compensation	2,462,876	2,791,260
Other accrued liabilities	1,289,624	1,498,094
Total current liabilities	20,299,071	16,575,476
Long-term debt – net of current portion	14,508,613	29,000,612
Line of credit	15,668,213	8,952,865
Other long-term liabilities
Deferred tax liability	5,775,228	6,497,330
Other liabilities	88,032	86,511
Total liabilities	56,339,157	61,112,794
Redeemable Common Stock – 0 and 2,415,399 shares issued and outstanding with a redemption value of $0 and $11,362,481 at October 4, 2015 and January 4, 2015, respectively	—	6,445,977
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,576,360 and 4,324,599 issued and outstanding at October 4, 2015 and January 4, 2015, respectively	9,577	4,325
Additional paid-in-capital	44,319,959	13,723,456
Retained earnings	4,084,913	2,864,154
Total stockholders’ equity	48,414,449	16,591,935
Total liabilities and stockholders’ equity	$104,753,606	$84,150,706

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
Net Sales	$39,579,502	$31,028,026	$107,682,183	$93,151,183
Cost of Sales	30,280,834	23,803,346	82,031,708	70,247,457
Gross Profit	9,298,668	7,224,680	25,650,475	22,903,726
Selling, General, and Administrative Expenses	6,934,785	5,053,088	17,267,099	15,754,868
Operating Income	2,363,883	2,171,592	8,383,376	7,148,858
Non-operating Income (Expense)
Investment income	—	6	230	22
Other income	4,468	16,962	18,789	44,775
Interest expense	(724,414)	(874,227)	(2,437,103)	(2,761,845)
Total non-operating expense	(719,946)	(857,259)	(2,418,084)	(2,717,048)
Income – Before income taxes	1,643,937	1,314,333	5,965,292	4,431,810
Income Tax Expense	504,846	467,664	1,941,564	1,423,873
Net Income	$1,139,091	$846,669	$4,023,728	$3,007,937
Net Income per share
Basic	$0.12	$0.13	$0.52	$0.45
Diluted	$0.12	$0.13	$0.51	$0.44

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity — (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 29, 2013	4,324,599	$4,325	$13,689,125	$252,154	$13,945,604
Net income	—	—	—	3,007,937	3,007,937
Stock option expense	—	—	27,439	—	27,439
Reduction for accretion on redeemable stock	—	—	—	$(848,223)	$(848,223)
Balance - September 28, 2014	4,324,599	$4,325	$13,716,564	$2,411,868	$16,132,757

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 4, 2015	4,324,599	$4,325	$13,723,456	$2,864,154	$16,591,935
Net income	—	—	—	4,023,728	4,023,728
Stock option expense	—	—	160,764	—	160,764
Reduction for accretion on redeemable stock	—	—	—	(1,364,031)	(1,364,031)
Reclassification of redeemable common stock to common stock and additional paid-in capital	2,415,399	2,415	7,807,592	—	7,810,007
Exercise of warrants and options for common stock	133,862	134	396,936	—	397,070
Issuance of common stock pursuant to an initial public offering	2,702,500	2,703	25,671,047	—	25,673,750
Common stock initial public offering issuance costs and underwriter fees	—	—	(3,439,836)	—	(3,439,836)
Cash dividends paid	—	—	—	(1,438,938)	(1,438,938)
Balance - October 4, 2015	9,576,360	$9,577	$44,319,959	$4,084,913	$48,414,449

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
Cash Flows from Operating Activities
Net income	$4,023,728	$3,007,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,762,624	2,600,654
Amortization of debt issuance costs	216,930	229,164
Loss on sale of assets	39,712	27,326
Loss on extinguishment of debt	386,552	—
Bad debt expense, net of recoveries	32,893	239,487
Loss on derivative instrument	1,520	66,768
Stock option expense	160,764	27,439
Excess tax benefits from stock based compensation	(71,473)	—
Deferred income taxes	(428,118)	(847,047)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(4,226,320)	(3,585,710)
Inventory	(3,359,815)	(1,078,806)
Prepaid expenses and other assets	(444,421)	494,416
Accounts payable	2,333,067	2,824,232
Accrued and other liabilities	440,365	844,528
Net cash provided by operating activities	1,868,008	4,850,388
Cash Flows from Investing Activities
Purchases of property and equipment	(2,988,278)	(1,616,652)
Proceeds from sale of property and equipment	51,347	11,414
Acquisition of Chardan Corporation	—	(2,316,911)
Working capital adjustment from acquisition of PTI	—	173,740
Acquisition of Great Lakes Foam Technologies, Inc.	(11,819,991)	—
Net cash used in investing activities	(14,756,922)	(3,748,409)
Cash Flows from Financing Activities
Net change in bank overdraft	273,152	136,018
Payments on debt and in-kind interest	(14,646,409)	(1,018,208)
(Payments on) proceeds from revolving credit facilities	6,715,347	(164,371)
Debt issuance costs	—	(13,400)
Expenses of in process equity offering	—	(360,737)
Post acquisition payments for Unique Fabricating	(755,018)	(168,633)
Proceeds from the issuance of common stock pursuant to initial public offering	25,673,750	—
Payment of initial public offering costs	(3,439,836)	—
Proceeds from exercise of stock options and warrants	397,070	—
Excess tax benefits from stock based compensation	71,473	—
Distribution of cash dividends	(1,438,938)	—
Net cash provided by (used in) financing activities	12,850,591	(1,589,331)
Net Decrease in Cash and Cash Equivalents	(38,323)	(487,352)
Cash and Cash Equivalents – Beginning of period	756,044	891,826
Cash and Cash Equivalents – End of period	$717,721	$404,474

Supplemental Disclosure of Cash Flow Information – Cash paid for
Interest	$2,260,430	$1,461,479
Income taxes	$1,247,143	$1,025,947
Supplemental Disclosure of Cash Flow Information – Non cash investing and financing activities for
Note payable incurred for Chardan acquisition	$—	$500,000
Accretion on redeemable common stock	$1,364,031	$848,223
Accounts payable on working capital for Great Lakes Foam Technologies, Inc. acquisition	$127,401	$—

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

Initial Public Offering—On July 7, 2015, the Company completed its initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share (the "IPO"), including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, the Company received net IPO proceeds of approximately $22.2 million. Of these proceeds the Company used a portion to pay all of the $13.1 million principal amount of our 16% senior subordinated note, together with accrued interest through the date of payment. The Company used the remaining proceeds to temporarily reduce borrowings under the revolver portion of its senior secured credit facility. The Company also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the initial public offering price of $9.50 per share, and can be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO. The warrants have an aggregate grant date fair value of $336,300 and have been classified as equity and incremental direct costs associated with the IPO. Accordingly, the warrants do not impact our consolidated financial statements.

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the quarterly period. The 14 and 39-week periods ended on October 4 during 2015 and the 13 and 39-week periods ended on September 28 during 2014. Fiscal year 2014 ended on Sunday January 4, 2015.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $809,008 and $704,713 at October 4, 2015 and January 4, 2015, respectively.

Inventory — Inventory is stated at the lower of cost or market, with cost determined on the first in, first out method (FIFO). Inventory acquired as part of a business combination is recorded at its estimated fair value at the time of the business

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Property, Plant, and Equipment — Property, plant, and equipment purchases are recorded at cost. Property, plant, and equipment acquired as part of a business combination are recorded at estimated fair value at the time of the business combination. Depreciation is calculated principally using the straight line method over the estimated useful life of each asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the period of the related leases. Upon retirement or disposal, the initial cost or valuation and accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repair and maintenance costs are expensed as incurred.

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 14 and 39 weeks ended October 4, 2015 and 13 and 39 weeks ended September 28, 2014, respectively.

Goodwill — Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value then a qualitative assessment may be used for the annual impairment test. Otherwise, a two-step process is used. The first step requires estimating the fair value of each reporting unit compared to its carrying value. The Company has determined that the only reporting unit is the Company as a whole. If the carrying value exceeds the estimated fair value, a second step is performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value then goodwill is deemed impaired and is written down to its implied fair value.

There were no impairment charges recognized during the 14 and 39 weeks ended October 4, 2015 and 13 and 39 weeks ended September 28, 2014, respectively.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported as assets upon the original issuance of the related debt. Amounts paid to or on behalf of lenders are presented as debt discount, as a reduction of the noted debt instrument. Debt issuance costs on term debt are amortized using the effective interest method while those related to revolving debt are amortized using a straight line basis over the term of the related debt.

At October 4, 2015 and January 4, 2015, debt issuance costs were $216,559 and $289,942, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $126,690 and $656,789, respectively. The subordinated note was entirely paid off with the IPO proceeds. On the date paid off, $386,552 of debt discounts remained to be amortized. The Company concluded that the debt discounts qualified for extinguishment accounting and were recognized as a loss on extinguishment immediately. The extinguishment was recognized as part of interest expense in the consolidated statements of operations. Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $61,704 and $216,930 for the 14 and 39 weeks ended October 4, 2015 and $78,927 and $229,164 for the 13 and 39 weeks ended September 28, 2014, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Cost basis investments acquired as part of a business combination are recorded at

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

estimated fair value at the time of the business combination. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 14 and 39 weeks ended October 4, 2015 and 13 and 39 weeks ended September 28, 2014, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheet. Accounts payable included $2,066,423 and $1,811,757 of checks issued in excess of available cash balances at October 4, 2015 and January 4, 2015, respectively.

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

The Company recognizes the benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of October 4, 2015 and January 4, 2015. The Company files income tax returns in the United States and Mexico as well as various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2011 in the United States and before 2007 in Mexico. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 14 and 39 and 13 and 39 weeks ended October 4, 2015 and September 28, 2014, respectively.

Foreign Currency Adjustments — The Company’s functional currency for all operations worldwide is the United States dollar. Nonmonetary assets and liabilities of foreign operations are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of each reporting period. Income statement accounts are translated at average exchange rates for the year. Gains and losses from translation of foreign currency financial statements into United States dollars are classified in operating income in the consolidated statements of operations.

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 14 and 39 weeks ended October 4, 2015 and 13 and 39 weeks ended September 28, 2014, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Chrysler Group, LLC (Chrysler), and Ford Motor Company (Ford) as a percentage of total net sales were: 15, 15, and 15 percent, respectively, during the 13 weeks ended October 4, 2015; 15, 16, and 15 percent, respectively, during the 39 weeks ended October 4, 2015; 16, 19, and 15 percent, respectively, during the 13 weeks ended September 28, 2014; and 18, 18, and 14 percent, respectively, during the 39 weeks

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

ended September 28, 2014. Company sales and accounts receivable are primarily directly to Tier 1 suppliers. No Tier 1 suppliers represented more than 10 percent of direct Company sales for any period noted above. No suppliers accounted for more than 10 percent of direct accounts receivable as of October 4, 2015 or January 4, 2015.

Labor Markets — At October 4, 2015, of the Company’s hourly plant employees working in the United States manufacturing facilities, 31 percent were covered under a collective bargaining agreement which expires in August 2016 while another 5 percent were covered under a separate agreement that expires in January 2017.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the functional currency gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At October 4, 2015, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2015 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 14 and 39 weeks ended October 4, 2015 and 13 and 39 weeks ended September 28, 2014, 12, 12, 10, and 10 percent, respectively, of the Company’s production occurred in Mexico. Sales derived from customers located in Mexico, Canada, and other foreign countries were 13, 4, and 1 percent, respectively during the 14 weeks ended October 4, 2015, 13, 4, and 1 percent, respectively during the 39 weeks ended October 4, 2015, 14, 5, and 1 percent, respectively, during the 13 weeks ended September 28, 2014, and 13, 5, and 1 percent, respectively, during the 39 weeks ended September 28, 2014, of the Company’s total sales.

Derivative financial instruments — All derivative instruments are required to be reported on the consolidated balance sheets at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. See Note 7 for further information regarding the Company's derivative instrument makeup.

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

Note 2 — Business Combinations

2014

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

On February 6, 2014, the Company, through a newly created subsidiary, Unique-Chardan, Inc., acquired substantially all of the assets of Chardan, Corp. (“Chardan”) for total consideration of $2,816,911, after all adjustments described below. The consideration was in the form of $2,316,911 of cash and a $500,000 note payable to the former owner. The note is due in a lump sum on February 6, 2019, with interest payable monthly at an annual rate of six percent and is subordinated to both the senior credit facility and the subordinated debt. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. During June 2014, the Company paid Chardan $116,911 for the working capital adjustment. This acquisition was financed through existing debt facilities without the need for further revisions to any debt or equity agreements. The Company incurred costs of $236,537 related to the acquisition of Chardan. Sales to the Company represented a significant majority of Chardan’s revenue prior to the acquisition so the acquisition allows the Company to reduce its costs through supply chain integration as well as strengthening the Company's thermo forming capabilities.

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

2015

On August 31, 2015, the Company, through a newly created subsidiary, Unique Molded Foam Technologies, Inc., acquired substantially all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”) for total cash consideration of $11,947,392, after all adjustments described below. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. On the date of closing, the Company paid a total purchase price of $12,000,000 less the estimated working capital adjustment of $180,009 owed to the Company by Great Lakes. During November 2015, the Company paid Great Lakes $127,401 for the actual working capital adjustment true-up once the actual working capital was determined. This acquisition was financed through the Company's revolving line of credit without the need for further revisions to any debt or equity agreements. The Company incurred costs of $415,849 related to the acquisition of Great Lakes. The acquisition allows the Company to strengthen its existing product offerings and potentially enable it to access new customers and increase sales to certain of its existing customers.

In connection with the business combination, Great Lakes terminated the lease it had with an affiliated entity for its operating facility and the Company entered into a new lease for the same facility. The terms of the Company's lease provide for monthly rental payments of $7,500 for five years beginning on August 31, 2015.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Accounts receivable	$1,001,005
Inventory	1,115,809
Deferred tax assets	1,468
Other current assets	2,500
Property, plant, and equipment	810,001
Identifiable intangible assets	5,915,000
Accounts payable and accrued liabilities	(928,933)
Total identifiable net assets	7,916,850
Goodwill	4,030,542
Total	$11,947,392

The goodwill arising from the acquisition consists largely of Great Lakes reputation, trained employees, and other unique features that cannot be associated with a specific identifiable asset. Of the total amount of goodwill recognized, $4,347,457 is expected to be deductible for tax purposes. The Company also recognized intangible assets as part of the acquisition which consisted of customer contracts and non-compete agreements. For further detail of the Company's intangibles please refer to Note 5.

Great Lakes sales included in the accompanying consolidated statements of operations for both the 14 and 39 weeks ended October 4, 2015, totaled $924,926 from the date of acquisition. Great Lakes earnings included in the accompanying statement of operations for both the 14 and 39 weeks ended October 4, 2015, totaled $10,784. For both the 14 and 39 weeks ended October 4, 2015 $12,308 in revenue was derived from intercompany sales to the Company which were eliminated in consolidation.

The consolidated operating results for the 14 and 39 weeks ended October 4, 2015 includes the operating results of Chardan for the whole period. Chardan’s revenue included in the accompanying consolidated statements of operations for the 13 and 39 weeks ended September 28, 2014, totaled $1,242,804 and $2,825,696, from the date of acquisition. Chardan's earnings included in the accompanying consolidated statements of operations for the 13 and 39 weeks ended September 28, 2014, totaled $136,990 and $219,532 respectively, from the date of acquisition. For the 13 and 39 weeks ended September 28, 2014, $811,707, and $1,826,479, respectively, in sales was derived from intercompany sales to the Company which were eliminated in consolidation.

The following pro forma supplementary data for the 14 and 39 weeks ended October 4, 2015 and 13 and 39 weeks ended September 28, 2014 gives effect to the acquisition of Great Lakes as if it had occured on December 30, 2013 (the first day of the Company’s 2014 fiscal year), and the acquisition of Chardan as if it had occurred on December 31, 2012 (the first day of the Company’s 2013 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
Net sales	$41,049,431	$31,886,916	$114,175,224	$100,532,958
Net income	$1,426,733	$1,060,130	$4,670,117	$3,679,485
Net income per common share – basic	$0.15	$0.16	$0.61	$0.55
Net income per common share – diluted	$0.15	$0.16	$0.59	$0.54

The majority of Chardan sales prior to its acquisition were to the Company. Therefore, the pro forma effect of the combined net income of the entities is more than the effect on net sales due to the elimination of the intercompany sales for both the 13 and 39 weeks ended September 28, 2014.

Note 3 — Inventory

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Inventory consists of the following:

	October 4, 2015	January 4, 2015
Raw materials	$8,617,589	$6,013,045
Work in progress	735,197	499,241
Finished goods	5,610,889	3,975,765
Total inventory	$14,963,675	$10,488,051

Included in inventory are assets located in Mexico with a carrying amount of $1,912,474 at October 4, 2015 and $1,788,902 at January 4, 2015.

The inventory acquired in the acquisitions of Unique Fabricating and Prescotech Holdings Inc. (“PTI”) included adjustments of $1,076,902 in order to increase the historical FIFO basis to fair value while the 2014 acquisition of Chardan included a fair value adjustment of $54,975, and the 2015 acquisition of Great Lakes included a fair value adjustment of $146,191 for a total of $1,278,068 for all acquisitions. At October 4, 2015 and January 4, 2015, $56,148 of this fair value adjustment remained in inventory while $90,043 was included in cost of goods sold during the 14 and 39 weeks ended October 4, 2015, and $13,634 and $383,970 was included in cost of goods sold during the 13 and 39 weeks ended September 28, 2014, respectively.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	October 4, 2015	January 4, 2015	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	9,641,976	5,435,026	23 – 40
Shop equipment	9,901,296	8,467,946	7 – 10
Leasehold improvements	824,869	642,762	3 – 10
Office equipment	679,290	539,098	3 – 7
Mobile equipment	142,501	105,550	3
Construction in progress	437,806	2,754,411
Total cost	23,290,891	19,607,946
Accumulated depreciation	2,644,100	1,687,873
Net property, plant, and equipment	$20,646,791	$17,920,073

Depreciation expense was $345,245 and $980,511 for the 14 and 39 weeks ended October 4, 2015, respectively, and $295,412 and $847,288 for the 13 and 39 weeks ended September 28, 2014, respectively.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $681,191 and $628,570 at October 4, 2015 and January 4, 2015, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at October 4, 2015:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$20,948,881	$4,589,965	8.30
Trade names	4,465,322	544,070	20.00
Non-compete agreements	1,161,790	560,605	1.62
Total	$26,575,993	$5,694,640

Intangible assets of the Company consist of the following at January 4, 2015:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$15,614,881	$3,127,128	8.30
Trade names	4,465,322	377,079	20.00
Non-compete agreements	580,790	408,320	1.62
Total	$20,660,993	$3,912,527

The weighted average amortization period for all intangible assets is 10.35 years. Amortization expense for intangible assets totaled $677,838 and $1,782,113 for the 14 and 39 weeks ended October 4, 2015, respectively, and $572,954 and $1,753,366 for the 13 and 39 weeks ended September 28, 2014, respectively.

Estimated amortization expense is as follows:

2015	$742,171
2016	2,820,002
2017	2,820,002
2018	2,768,668
2019	2,682,746
Thereafter	9,047,764
Total	$20,881,353

Note 6 — Long-term Debt

The Company has a senior credit facility with a bank initially entered into on March 18, 2013 and subsequently amended. The facility was originally entered into in conjunction with the acquisition of Unique Fabricating and provided for a $12.5 million revolving line of credit (“Revolver”) and an $11.0 million term loan facility (“Term Loan”). On December 18, 2013, in conjunction with the acquisition of PTI, the Company entered into an amendment with its bank under the senior credit facility. The amendment increased the Revolver to $15.0 million and the Term Loan to $20.0 million. In October 2014, an additional amendment increased the Revolver to $19.5 million and the increased amount available was used to construct and equip a new facility across the street from the Company's existing facility in LaFayette, Georgia. Construction was completed in September 2015. The total construction costs were expected to be $4.5 million, however actual costs incurred were $4.4 million in costs related to the construction which was all funded by the Revolver. The total amount was capitalized, including interest costs of $0.8 million, and will be depreciated over the useful lives of the various assets.

As of October 4, 2015 and January 4, 2015, $15,668,213 and $8,952,865, respectively was outstanding under the Revolver. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30 day LIBOR plus a margin that ranges from 2.75 percent to 3.25 percent (an effective rate of 3.1958 percent and 3.1655 percent at October 4, 2015 and January 4, 2015, respectively), and are secured by substantially all of the Company’s assets. At October 4, 2015, the maximum additional available borrowings under the Revolver were $3,731,787 due to the amount outstanding and a $100,000 letter of credit related to rental payments to the landlord of one of the Company’s facilities. The Revolver matures on December 18, 2017. As noted in Note 2, the Company acquired Great Lakes on August 31, 2015. The purchase price amount described in Note 2 was funded by the Revolver.

The Company also had a subordinated note payable with a private lender effective March 18, 2013, as amended. The holder of the subordinated note payable also held equity interests of the Company, and therefore, was a related party. The subordinated note payable was originally entered into in conjunction with the acquisition of Unique Fabricating and had an original principal amount of $11.5 million. On December 18, 2013, in conjunction with the acquisition of PTI, the Company entered into an amendment with the holder which increased the note to $13.1 million and provided for warrants to purchase additional common stock which is described further in Note 8.

As noted in Note 1, the Company used the net proceeds from IPO to repay the $13.1 million principal amount of the senior subordinated note, together with accrued interest through the date of payment.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Long term debt consists of the following:

October 4, 2015	January 4, 2015
Term Loan, payable to a bank in quarterly installments of $500,000 through December 31, 2015, $625,000 through December 31, 2016, $750,000 through September 30, 2017, with a lump sum due at maturity. Interest is paid on a quarterly basis at an annual rate of LIBOR plus a margin of 3.00 percent to 3.50 percent (an effective rate of 3.544 percent per annum and 3.495 percent per annum at October 4, 2015 and January 4, 2015, respectively). The Term Loan was originally due on March 15, 2018, but was amended to be due December 18, 2017, and is secured by substantially all of the Company’s assets. At October 4, 2015 and January 4, 2015, the balance of the Term Loan is presented net of a debt discount of $126,690 and $211,402, respectively, from costs paid to or on behalf of the lender.
$16,373,310	$17,788,598
Subordinated note payable to a private lender. Interest accrues monthly at an annual rate of 16 percent of which 12 percent must be paid quarterly in cash and 4 percent can be paid in kind at the Company’s discretion. The subordinated note payable is due in full on March 16, 2018, and is subordinated to the Revolver and Term Loan. At October 4, 2015 and January 4, 2015, the balance of the note payable includes accumulated paid in kind interest of $0 and $132,887, respectively, and is presented net of a debt discount of $0 and $445,387, respectively, from costs paid to or on behalf of the lender.
—	12,687,500

Note payable to the seller of Chardan which is unsecured and subordinated to the senior credit facility and the subordinated note to the private lender. Interest accrues monthly at an annual rate of 6 percent. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	29,133	42,647
Total debt	16,902,443	31,018,745
Less current maturities	2,393,830	2,018,133
Long-term debt – Less current maturities	$14,508,613	$29,000,612

The senior credit facility and the senior subordinated note contain customary negative covenants and require that the Company comply with various financial covenants including a senior leverage ratio, total leverage ratio, debt service coverage ratio, interest coverage ratio, and capital expenditure covenant, as defined. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries and the senior subordinated note precludes dividends being paid by the Company to its shareholders. As of October 4, 2015 and January 4, 2015, the Company was in compliance with these covenants. Additionally, the Term Loan contains a clause, effective December 31, 2014, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the senior credit facility and certain performance thresholds are not met.

Maturities on the Company’s Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years:

2015	$1,504,541
2016	2,518,989
2017	28,173,816
2018	—
2019	500,000
Total	32,697,346
Discounts	(126,690)
Total debt – Net	$32,570,656

Note 7 — Derivative Financial Instruments

The Company holds a derivative financial instrument, as required by its senior credit facility, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The derivative financial instrument is in the form of an interest rate swap which the Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap is recognized in the accompanying consolidated balance sheets at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized currently in net income as interest expense in the consolidated statements of operations.

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

Effective January 17, 2014, in connection with the refinancing of the senior credit facility during December 2013, the Company terminated the swap described above and entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.27 percent while receiving a variable rate based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. The notional amount begins at $10,000,000 and decreases by $250,000 each quarter until March 31, 2016, when it begins decreasing by $312,500 per quarter until it expires on January 31, 2017. At October 4, 2015 and January 4, 2015 the fair value of this interest rate swap was ($88,032) and ($86,511), respectively which is included in other long-term liabilities in the consolidated balance sheets and the Company paid $31,862 and $78,574 in net monthly settlements in the 14 and 39 weeks ended October 4, 2015, respectively, and $17,699 and $67,955 for the 13 and 39 weeks ended September 28, 2014, respectively. Both the change in fair value and the monthly settlements are included in interest expense in the consolidated statements of operations.

Note 8 — Equity

Common Stock

As of October 4, 2015 and January 4, 2015, the Company’s common stock consists of 15,000,000 authorized shares of $0.001 par value stock with 9,576,360 and 6,739,998 shares of common stock, respectively issued and outstanding. As of October 4, 2015 there were 495,000 unissued shares reserved for the Company’s 2013 stock incentive plan and 250,000 unissued shares reserved for the Company's 2014 stock incentive plan both which are further described in Note 10.

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

On July 7, the Company completed its initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share. In addition 24,000 options that were issued under the 2013 stock incentive plan were exercised in the third quarter.

Warrants

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

On December 18, 2013, in conjunction with the acquisition of PTI, the Company issued warrants to purchase 139,200 common shares for $3.33 per share. The warrants were valued at $50,534 upon issuance. The warrants can be exercised at any time ten years from the issuance date. 29,232 warrants are held by the subordinated lender and the remainder are held by shareholders in the founders group. The common shares received when the warrants are exercised will not contain any of the redemption features described above for any shareholders.

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

As noted in Note 1, upon closing of the IPO the Company issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation. The 29,232 warrants held by the subordinated lender were also exercised in the third quarter for $3.33 per share in exchange for common shares. In addition, 80,630 of the original 139,200 warrants were also exercised in the third quarter for $3.33 per share in exchange for common shares.

Note 9 — Redeemable Common Stock

As described in Note 8, the 1,415,400 shares issued to the subordinated lender include features for the shares to be redeemed at their fair value on the sixth or seventh anniversary of the purchase or when the founders group no longer owns 75 percent of the shares originally purchased. These shares are accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares have been recorded initially using their net proceeds and have been adjusted to their redemption value each period using a ratable allocation based on the Company’s estimate of the redemption date and fair value of the shares. The Company has accreted the redemption value of these shares over the estimated redemption period to the earliest known redemption date with any changes in estimates being accounted for prospectively. However, reductions in the redemption value were only recorded to the extent of previously recorded increases.

As described in Note 8, the Company’s 999,999 shares issued to the founder group prior to the IPO were redeemable at $0.167 per share if the Company were sold, liquidated or completed an initial public offering for less than $4 per share. These shares were accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares were recorded initially using their proceeds of $0.167 per share and there was not any accretion of these shares from this initial value because they wre already recorded at their redemption value. The redemption value of the shares was $166,667.

Effective upon the closing of the IPO, the Company’s 999,999 shares issued to the founder group at $0.167 per share are no longer redeemable as the IPO was completed at a price of more than $4 per share and the Company is no longer required to purchase these shares. Furthermore, the 1,415,400 shares issued to the subordinated lender are also no longer redeemable, effective upon the closing of the IPO, as the subordinated lender agreed to terminate its right to require the Company to repurchase its shares in exchange for the Company granting it certain registration rights. As a result, all of the shares included in redeemable common stock were reclassified to common stock and amounts attributable to redeemable common stock were allocated to common stock at par value and additional paid-in-capital.

As of the date immediately before the closing of the IPO, the redemption value of the 1,415,400 shares was estimated to be $13,446,300 which was more than the initial proceeds. As a result, $1,364,031 of accretion was recorded in the period ended immediately prior to the IPO in addition to the 2014 accretion amount noted below. The redemption value was calculated based on the offering price of $9.50 per share in the IPO, as the offering closed just after the quarter ended June 28, 2015 and represented the best estimate of enterprise value of the Company as of the end of the quarter ended June 28, 2015.

As of January 4, 2015, the redemption value of the redeemable shares included the above shares issued to the founder group was estimated to be $11,362,481 which was more than the initial proceeds. As a result, $1,852,840 of accretion was recorded. The redemption value for the fiscal year ended January 4, 2015 was calculated by an outside party (the Company strategy for annual periods), using a discounted cash flow method. The discounted cash flow method used several assumptions, the most significant of which include: projections of net sales, operating expenses, profit margins, income taxes to capital expenditures, working capital requirements, interest rates, investment returns, and discount rate.

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

2014 Omnibus Performance Award Plan

In 2014 the Company adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan authorizes the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights.

On August 17, 2015 the board of directors approved the issuance of a total of 230,000 stock option awards of which 45,000 non statutory awards were granted to the board of directors, and 185,000 incentive stock options were granted to employees of the Company. All of the awards had an exercise price of $12.50 with a weighted average grant date fair value of

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

$625,600. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company.

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

Expected volatility	38.00%
Dividend yield	4.80%
Expected term (in years)	5
Risk-free rate	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 4, 2015	495,000	$3.33	8.65
Granted	230,000	$12.50	10.00
Exercised	24,000	—	0
Forfeited or expired	—	—	0
Outstanding at October 4, 2015	701,000	$6.34	8.54	$5,727,170
Vested and exercisable at October 4, 2015	319,000	$4.66	8.16	$2,606,230

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of October 4, 2015 and multiplying this result by the related number of options outstanding and exercisable at October 4, 2015. The estimated fair value of the shares is based on the closing price of the stock of $11.50 at the end of the third quarter.

The Company recorded compensation expense of $148,455 and $160,764 for the 14 and 39 weeks ended October 4, 2015, respectively, and $6,401 and $27,439 for the 13 and 39 weeks ended September 28, 2014, respectively, in its consolidated statements of operations, as a component of sales, general and administrative expenses.

As of October 4, 2015, there was $533,759 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 2.81 years.

Note 11 — Income Taxes

Income before income taxes for U.S. and Non-U.S. operations are as follows:

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
U.S. income	$1,536,426	$1,094,883	$5,303,089	$3,749,727
Non-U.S. income	107,511	219,450	662,203	682,083
Income before income taxes	$1,643,937	$1,314,333	$5,965,292	$4,431,810

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The components of the income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are detailed as follows:

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
Current federal income taxes	$792,116	$541,027	$1,907,263	$1,890,600
Current state income taxes	106,479	71,416	234,587	215,593
Current foreign income taxes	75,943	80,957	227,832	164,727
Deferred income taxes	(469,692)	(225,736)	(428,118)	(847,047)
Total income tax expense	$504,846	$467,664	$1,941,564	$1,423,873

Significant components of current and non-current deferred taxes are as follows:

	October 4, 2015	January 4, 2015
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$285,333	$246,744
Inventories	126,016	121,575
Accrued payroll and benefits	579,019	907,174
Other	5,820	13,211
Net current deferred tax asset	996,188	1,288,704
Noncurrent deferred tax assets (liabilities):
Property, plant, and equipment	(3,407,134)	(3,329,790)
Goodwill and intangible assets	(2,477,680)	(3,220,663)
Other	109,586	53,123
Net noncurrent deferred tax liability	(5,775,228)	(6,497,330)
Net total deferred tax liability	$(4,779,040)	$(5,208,626)

The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of October 4, 2015 or January 4, 2015.

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
Income tax expense, computed at 34% of pretax income	$558,938	$446,873	$2,028,199	$1,506,815
State income taxes, net of federal benefit	37,627	33,376	124,854	97,500
Effect of foreign income taxes	40,118	4,408	(5,050)	(77,265)
Effect of permanent differences	(141,653)	(42,750)	(216,607)	(126,273)
Other	9,816	25,757	10,168	23,096
Total provision for income taxes	$504,846	$467,664	$1,941,564	$1,423,873

Note 12 — Operating Leases

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2020. The leases require the Company to pay taxes, insurance, utilities and maintenance costs. One of the leases provides for escalating rents over the life of the lease and rent expense is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rent expense charged to operations was approximately $349,877 and $1,012,316 for the 14 and 39 weeks ended October 4, 2015, respectively, and $432,341 and $1,096,135 for the 13 and 39 weeks ended September 28, 2014, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at October 4, 2015:

2015	$357,439
2016	1,301,578
2017	1,212,745
2018	1,150,515
2019	976,138
Thereafter	541,250
Total	$5,539,665

Note 13 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $97,403 and $281,369 for the 14 and 39 weeks ended October 4, 2015, respectively, and $68,426 and $173,709 for the 13 and 39 weeks ended September 28, 2014, respectively.

Note 14 — Related Party Transactions

A shareholder provided subordinated debt financing which is discussed further in Note 6. Interest charges were recognized in the amounts of $472,905 and $1,514,901 for the 14 and 39 weeks ended October 4, 2015, respectively, and $529,633 and $1,571,629 for the 13 and 39 weeks ended September 28, 2014, respectively, related to the subordinated debt financing. Accrued interest of $0 and $0 was due to this subordinated lender at October 4, 2015 and January 4, 2015, respectively. Effective upon the closing of the IPO as noted in Note 1, this subordinated debt amount was paid off in full with the proceeds received from the IPO.

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several shareholders. The agreement required annual management fees of $300,000 and additional fees for assistance provided with acquisitions. The Company incurred management fees of $68,750 and $218,750 for the 14 and 39 weeks ended October 4, 2015, respectively, and $75,000 and $150,000 for the 13 and 39 weeks ended September 28, 2014, respectively. During the 14 and 39 weeks ended October 4, 2015, the Company incurred fees related to the acquisition of Great Lakes of $220,000 and $220,000, respectively. During the 13 and 39 weeks ended September 28, 2014, the Company incurred fees related to the acquisition of Chardan of $110,000 and $110,000, respectively. The Company allocates these fees to the services provided based on their relative fair values. The fees paid were all allocated to and expensed as transaction costs. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc.

Note 15 — Fair Value Measurements

Financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. The carrying amount of all significant financial instruments approximates fair value due to either the short maturity or the existence of variable interest rates that approximate prevailing market rates.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related item. Level 3 fair value measurements are based primarily on management’s own estimates using inputs such as pricing models, discounted cash flow methodologies or similar techniques taking into account the characteristics of the item.

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

The following table sets forth the computation of basic and diluted earnings per share.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
Basic earnings per share calculation:
Net income	$1,139,091	$846,669	$4,023,728	$3,007,937
Preferred stock dividends	—	—	—	—
Net income attributable to common stockholders	$1,139,091	$846,669	$4,023,728	$3,007,937
Weighted average shares outstanding	9,434,123	6,739,998	7,700,771	6,739,998
Net income per share-basic	$0.12	$0.13	$0.52	$0.45

Diluted earnings per share calculation:
Net income	$1,139,091	$846,669	$4,023,728	$3,007,937
Weighted average shares outstanding	9,434,123	6,739,998	7,700,771	6,739,998
Effect of dilutive securities:
Stock options(1)(2)	211,270	15,084	200,357	15,084
Warrants(1)(2)	16,725	11,961	58,820	11,961
Diluted weighted average shares outstanding	9,662,118	6,767,043	7,959,948	6,767,043
Net income per share-diluted	$0.12	$0.13	$0.51	$0.44

(1)Options to purchase 471,000 shares of common stock remaining to be exercised and warrants to purchase 24,504 shares of common stock remaining to be exercised were considered in the computation of diluted earnings per share using the treasury stock method in the 2015 calculation. Options to purchase 230,000 shares of common stock that were granted in August 2015 as noted in Note 10, as well as 141,000 shares issued to the underwriters granted in July 2015 as noted in Note 1, were not included in the computation of diluted earnings per share in the 2015 period because the effect would have been anti-dilutive as a result of the securities being “out of the money” with a strike price greater than the average fair market value during the period presented.
(2)Options to purchase 495,000 shares of common stock remaining to be exercised and warrants to purchase 139,200 shares of common stock remaining to be exercised were considered in the computation of diluted earnings per share using the treasury stock method in the 2014 calculation.

Note 18 — Subsequent Events

Plant Closure

On October 27, 2015, the Company announced the planned closure of its manufacturing facility located in Murfreesboro, Tennessee that will result in a workforce reduction of approximately 30 employees. The planned closure of the Murfreesboro facility is expected to be effective in the fourth quarter of 2015 and be completed by January 2016. The action was necessary due to the tight labor market in Murfreesboro and the struggle to staff production levels to meet the ongoing growth strategy for Murfreesboro's respective products manufactured at the plant. In order to ensure the Company's ability to service its customers at the increasing volumes projected for the future, the Company has decided to move existing Murfreesboro production including equipment to the Company's other manufacturing facilities in Evansville, Indiana and LaFayette, Georgia.

We expect to incur severance related costs as a result of this plant closure of approximately $0.2 to $0.3 million over the next two to three months. Expenses associated with the closing of the facility have yet to be determined, but as noted above the Company intends to move all of the existing equipment to the other two facilities noted. The Company intends to sell the building in Murfreesboro, which the Company owns, which has a current net book value of $2.0 million, but do not have an estimate of the intended selling price.

Declaration of Cash Dividend

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

On November 17, 2015, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on December 7, 2015 to shareholders of record at the close of business on November 30, 2015 for an amount of approximately $1.4 million.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the quarterly period. The third quarter of 2015 ended on October 4, 2015 and the third quarter of 2014 ended on September 28, 2014. The Company’s policy is that fiscal years end annually on the Sunday closest to December 31. Fiscal 2014 ended on January 4, 2015 and the current fiscal year will end on January 3, 2016. The Company’s operations are classified in one reportable business segment. Although we recently expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Recent Developments

Initial Public Offering

On July 7, 2015, we completed our initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share (the "IPO"), including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, we received net IPO proceeds of approximately $22.2 million. Of these proceeds we used part of them to repay the $13.1 million principal amount of our 16% senior subordinated note together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolver portion of our senior secured credit facility. Amounts paid under the facility will be available to be re-borrowed, subject to compliance with the terms of the facility. The Company also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the public offering price of $9.50 per share, and can start to be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO.

Acquisition

On August 31, 2015, the Company acquired (the “Acquisition”) the business and substantially all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”), a Michigan based polyurethane manufacturer, for total net cash consideration of $11.95 million, with a portion being held in escrow to fund the obligations of Great Lakes and its stockholders to indemnify Unique against certain claims, losses, and liabilities.

Great Lakes manufactures components for application in a wide range of end-markets including the automotive, off-road vehicles, industrial equipment, medical and office equipment industries. Great Lakes is engaged in the manufacture of components from molded polyurethane, including components for automotive applications, industrial equipment, off-road vehicles, office furniture, medical applications and packaging. The Company believes that the acquisition will augment its existing product offerings and potentially enable it to access new customers and increase sales to certain of its existing customers.

Restructuring

On October 27, 2015, the Company determined to close its manufacturing facility in Murfreesboro, Tennessee. The Company expects to cease operations at the Murfreesboro facility by January of 2016. The Company currently expects that approximately 30 positions will be eliminated as a result of the closure.

The Company's decision resulted from the tight labor market in Murfreesboro and the struggle to staff production levels to meet the ongoing growth strategy for Murfreesboro's respective products manufactured at the plant. To enable the Company to service its customers at the increasing volumes projected, the Company has decided to move existing Murfreesboro production to our other manufacturing facilities in Evansville, Indiana and LaFayette, Georgia.

The Company will provide employees severance pay, health benefits continuation and job search assistance. The Company estimates that it will incur approximately $0.2-$0.3 million in employee termination costs. At this time, the Company is unable to estimate the ranges of amounts of other costs expected to be incurred in connection with the closure.

Dividend Declaration

On November 17, 2015, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on December 7, 2015 to shareholders of record at the close of business on November 30, 2015.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-recurring integration expense, non-cash stock awards, non-recurring step-up of inventory basis to fair market value, non-recurring IPO costs, and transaction fees related to our acquisitions. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

Fourteen and Thirty-Nine Weeks Ended October 4, 2015 and Thirteen and Thirty-Nine Weeks Ended September 28, 2014

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
	(in thousands)
Net income	$1,139	$847	$4,024	$3,008
Plus: Interest expense, net	724	874	2,437	2,762
Plus: Income tax expense	505	468	1,942	1,424
Plus: Depreciation and amortization	1,023	868	2,762	2,601
Plus: Non-cash stock award	149	6	161	27
Plus: Non-recurring integration expenses	32	19	32	90
Plus: Non-recurring step-up of inventory basis to fair market value	90	14	90	384
Plus: Non-recurring IPO costs	230	—	230	—
Plus: Transaction fees	416	—	416	237
Adjusted EBITDA	$4,308	$3,096	$12,094	$10,533

Comparison of Results of Operations for the Fourteen and Thirty-Nine Weeks Ended September, 2015 and the Thirteen and Thirty-Nine Weeks Ended September 28, 2014

On August 31, 2015, the Company acquired (the “Acquisition”) the business and substantially all of the assets Great Lakes for a cash purchase price of $11.82 million. Following the closing, we made a payment to the seller of $0.13 million as a result of post-closing calculation of net working capital. For the 14 and 39 weeks ended October 4, 2015, our financial results include the acquisition and results of operations of the Great Lakes Business from August 31, 2015 through October 4, 2015.

On February 6, 2014, we moved to become more vertically integrated by acquiring, through a newly formed subsidiary, Unique-Chardan, Inc., substantially all of the assets, or the Chardan Business, of one of our key suppliers, Chardan, Corp., or Chardan, for a cash purchase price of $2.20 million paid at closing plus a promissory note in the amount of $0.50 million, the principal of which is payable in a lump sum on February 6, 2019. Following the closing, we made a payment to the seller of $0.12 million as a result of post-closing calculations of net working capital. For the 13 and 39 weeks ended September 28, 2014 our financial results include transaction related expenses from the Chardan Business acquisition and results of operations of the Chardan Business from February 7, 2014 through September 28, 2014.

For the 14 and 39 weeks ended October 4, 2015, the Company grew net sales compared to the 13 and 39 weeks ended September 28, 2014 as a result of the acquisition of Chardan which was included for the full 14 and 39 weeks in 2015, new product introductions and continued growth of our core markets. Our top three customers during the 14 and 39 weeks ended October 4, 2015 accounted for net sales of $7.8 million and $19.5 million, respectively, or 19.7% and 18.1%, respectively, of total net sales. In the 13 and 39 weeks ended September 28, 2014, our top three customers accounted for net sales of $5.44 million and $15.90 million, respectively, or 16.5% and 17.1%, respectively, of net sales. We financed the acquisition of Great Lakes on August 31, 2014 through a $11.82 million borrowing on our revolver. We financed the acquisition of Chardan on February 6, 2014 through a $2.2 million borrowing on our revolver and the issuance of $0.50 million principal amount of a 6% subordinated note to the seller.

Fourteen Weeks Ended October 4, 2015 and Thirteen Weeks Ended September 28, 2014

Net Sales

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014
	(in thousands)
Net sales	$39,580	$31,028

Net sales for the thirteen weeks ended October 4, 2015 were approximately $39.58 million compared to $31.03 million for the thirteen weeks ended September 28, 2014. The fourteen weeks ended October 4, 2015 net sales included approximately $7.00 million attributable to our increased market penetration and content per vehicle, new product introductions, an extra week of sales in the comparable periods, and five weeks of sales related to our August 31, 2015 acquisition of Great Lakes. Other increases in the fourteen weeks ended October 4, 2015 were primarily attributable to a 5.3% overall increase in North American vehicle production as compared to the thirteen weeks ended September 28, 2014.

Cost of Sales

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014
	(in thousands)
Materials	$20,318	$16,295
Direct labor and benefits	5,751	4,187
Manufacturing overhead	3,907	3,072
Sub-total	29,976	23,554
Depreciation	305	249
Cost of Sales	30,281	23,803
Gross Profit	$9,299	$7,225

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014
Materials	51.3%	52.5%
Direct labor and benefits	14.5%	13.5%
Manufacturing overhead	9.9%	9.9%
Sub-total	75.7%	75.9%
Depreciation	0.8%	0.8%
Cost of Sales	76.5%	76.7%
Gross Profit	23.5%	23.3%

Cost of sales as a percentage of net sales for the fourteen weeks ended October 4, 2015 decreased to 76.5% from 76.7% for the thirteen weeks ended September 28, 2014. The decrease in cost of sales as a percentage of net sales was attributable to a decrease in material cost as a percentage of net sales to 51.3% for the fourteen weeks ended October 4, 2015 from 52.5% for the thirteen weeks ended September 28, 2014. The decrease in material cost is as a result of favorable product mix in the fourteen weeks ended October 4, 2015 compared to the thirteen weeks ended September 28, 2014. Direct labor and benefit costs as a percentage of net sales was 14.5% for the fourteen weeks ended October 4, 2015 compared to 13.5% for the thirteen weeks ended September 28, 2014. Labor and benefit costs in the fourteen weeks ended October 4, 2015 were higher due to the increase in direct labor hours, directly related to reduced labor productivity as a result of a new product the Company launched in the second quarter of 2015. The Company expects to continue to further optimize our manufacturing process of this new product in future quarters in 2015. We expect margins related to this new product to normalize by the end of 2015. We also increased labor hours as we built up inventory of this product in anticipation of the closing of the facility that this new product is manufactured at. We will expect to continue manufacturing this new product at the plant facilities to which we are moving production. Manufacturing overhead costs as a percentage of net sales were 9.9% for both the fourteen weeks ended October 4, 2015 and the thirteen weeks ended September 28, 2014.

Gross Profit

As a result of the decrease in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the fourteen weeks ended October 4, 2015 increased to 23.5% from 23.3% for the thirteen weeks ended September 28, 2014.

Selling, General and Administrative Expenses (“SG&A”)

	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended September 28, 2014
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$5,801	$4,434
Transaction expenses	416	—
Subtotal	6,217	4,434
Depreciation and amortization	718	619
SG&A	$6,935	$5,053
SG&A as a % of net sales	17.5%	16.3%

SG&A as a percentage of net sales for the fourteen weeks ended October 4, 2015 increased to 17.5% from 16.3% from the thirteen weeks ended September 28, 2014. The increase in the fourteen weeks ended October 4, 2015 primarily relate to higher professional and consulting fees in 2015 compared to the thirteen weeks ended September 28, 2014 as well as $0.41 million of transaction related expenses in the fourteen weeks ended October 4, 2015 compared to no transaction related expenses included in the thirteen weeks ended September 28, 2014. The transaction expenses and a majority of the increase in professional fees in 2015 were related to the acquisition of Great Lakes.

Operating Income

As a result of the foregoing factors, operating income for the fourteen weeks ended October 4, 2015 was $2.36 million compared to operating income of $2.17 million for the thirteen weeks ended September 28, 2014.

Non-Operating Expense

Non-operating expense for the fourteen weeks ended October 4, 2015 was $0.72 million compared to $0.85 million for the thirteen weeks ended September 28, 2014. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $0.72 million for the fourteen weeks ended October 4, 2015, compared to $0.87 million for the thirteen weeks ended September 28, 2014. The decrease in interest expense in the 2015 period was primarily due to a decrease in interest expense on our term loan primarily due to $1.5 million less remaining on the principal balance of the term loan in 2015.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the fourteen weeks ended October 4, 2015 was $1.64 million, compared to $1.31 million for the thirteen weeks ended September 28, 2014.

Income Tax Provision

For the fourteen weeks ended October 4, 2015, the estimated effective income tax rate of 30.7%, applied to pre-tax income, resulted in income tax expense of $0.50 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD which provided a $0.09 million income tax benefit which reduced our effective tax rate by 5.3%. During the thirteen weeks ended September 28, 2014 the estimated effective income tax rate of 35.6%, applied to pre-tax income, resulted in income tax expense of $0.47 million. The difference between the actual effective rate and the statutory rate was mainly a result of an increase in state taxes and other tax items of $0.06 million partially offset by the domestic production activities deduction, or DPAD which provided a $0.05 million income tax benefit. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of October 4, 2015. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the fourteen weeks ended October 4, 2015 was $1.14 million compared to $0.85 million during the thirteen weeks ended September 28, 2014.

Thirty-Nine Weeks Ended October 4, 2015 and Thirty-Nine Weeks Ended September 28, 2014

Net Sales

	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
	(in thousands)
Net sales	$107,682	$93,151

Net sales for the thirty-nine weeks ended October 4, 2015 were approximately $107.68 million compared to $93.15 million for the thirty-nine weeks ended September 28, 2014. The thirty-nine weeks ended October 4, 2015 net sales included approximately $11.00 million attributable to our increased market penetration and content per vehicle, new product introductions, increased sales from approximately five more weeks of Chardan included in the results for the thirty-nine weeks ended October 4, 2015 versus the thirty-nine weeks ended September 28, 2014, and five weeks of sales from the Great Lakes acquisition that occurred on August 31, 2015. Other increases in net sales for the thirty-nine weeks ended October 4, 2015 were primarily attributable to a 3.4% overall increase in North American vehicle production in such period as compared to production during the thirty-nine weeks ended September 28, 2014.

Cost of Sales

	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
	(in thousands)
Materials	$55,579	$48,750
Direct labor and benefits	15,444	11,973
Manufacturing overhead	10,146	8,763
Sub-total	81,169	69,486
Depreciation	863	761
Cost of Sales	82,032	70,247
Gross Profit	$25,650	$22,904

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
Materials	51.6%	52.3%
Direct labor and benefits	14.4%	12.9%
Manufacturing overhead	9.4%	9.4%
Sub-total	75.4%	74.6%
Depreciation	0.8%	0.8%
Cost of Sales	76.2%	75.4%
Gross Profit	23.8%	24.6%

Cost of sales as a percentage of net sales for the thirty-nine weeks ended October 4, 2015 increased to 76.2% from 75.4% for the thirty-nine weeks ended September 28, 2014. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits as a percentage of net sales, partially offset by lower material costs as a percentage of net sales. Material costs decreased to 51.6% for the thirty-nine weeks ended October 4, 2015 from 52.3% for the thirty-nine weeks ended September 28, 2014. Material costs for the thirty-nine weeks ended October 4, 2015 were lower compared to the thirty-nine weeks ended September 28, 2014 primarily due to favorable product mix and the acquisition of Chardan in February 2014 which eliminated the material markup on the products that Chardan supplies to us. These markups were present in 2014 before the acquisition, but not included in any material cost in 2015. Direct labor and benefit costs as a percentage of net sales was 14.4% for the thirty-nine weeks ended October 4, 2015 compared to 12.9% for the thirty-nine weeks ended September 28, 2014. Labor and benefit costs in the thirty-nine weeks ended October 4, 2015 were higher due to the increase in direct labor hours, directly related to reduced labor productivity due to a new product the Company launched in the second quarter of 2015. The Company expects to continue to further optimize our manufacturing process of this new product by the end of 2015. We expect margins related to this new product to normalize by the end of 2015. We also increased labor hours as we built up inventory of this product in anticipation of the closing of the facility that this new product is manufactured at. We will expect to continue manufacturing this new product at the plant facilities to which we are moving production to. Manufacturing overhead costs as a percentage of net sales were at 9.4% for both the thirty-nine weeks ended October 4, 2015 and the thirty-nine weeks ended September 28, 2014.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the thirty-nine weeks ended October 4, 2015 decreased to 23.8% from 24.6% for the thirty-nine weeks ended September 28, 2014.

Selling, General and Administrative Expenses

	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$14,951	$13,678
Transaction expenses	416	237
Subtotal	15,367	13,915
Depreciation and amortization	1,900	1,840
SG&A	$17,267	$15,755
SG&A as a % of net sales	16.0%	16.9%

SG&A as a percentage of net sales for the thirty-nine weeks ended October 4, 2015 decreased to 16.0% from 16.9% for the thirty-nine weeks ended September 28, 2014. The decrease is primarily related to lower professional and consulting fees in the thirty-nine weeks ended October 4, 2015 compared to the thirty-nine weeks ended September 28, 2014, as well as the Company effectively leveraging its cost structure as fixed costs in SG&A represent a lower percentage of overall net sales in the twenty-five weeks ended October 4, 2015 compared to the twenty-six weeks ended September 28, 2014.

Operating Income

As a result of the foregoing factors, operating income for the thirty-nine weeks ended October 4, 2015 was $8.38 million compared to operating income of $7.15 million for the thirty-nine weeks ended September 28, 2014.

Non-Operating Expense

Non-operating expense for the thirty-nine weeks ended October 4, 2015 was $2.42 million compared to $2.72 million for the thirty-nine weeks ended September 28, 2014. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $2.44 million for the thirty-nine weeks ended October 4, 2015, compared to $2.76 million for the thirty-nine weeks ended September 28, 2014. The decrease in interest expense in the 2015 period was primarily due to a decrease in interest expense on our term loan primarily due to $1.5 million less remaining on the principal balance of the term loan in 2015 as well as a lower average interest rate in 2015.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the thirty-nine weeks ended October 4, 2015 was $5.97 million, compared to $4.43 million for the thirty-nine weeks ended September 28, 2014.

Income Tax Provision

For the thirty-nine weeks ended October 4, 2015, the estimated effective income tax rate of 32.6%, applied to pre-tax income, resulted in income tax expense of $1.94 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, which provided a $0.17 million income tax benefit which reduced our effective tax rate by 2.9%. During the thirty-nine weeks ended September 28, 2014 the estimated effective income tax rate of 30.7%, applied to pre-tax income, resulted in income tax expense of $1.42 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD which provided a $0.14 million income tax benefit which reduced our effective tax rate by 3.2%. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of October 4,

2015. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the thirty-nine weeks ended October 4, 2015 was $4.02 million compared to $3.01 million during the thirty-nine weeks ended September 28, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility from our senior lender. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of October 4, 2015 and January 4, 2015, we had a cash balance of $0.72 million and $0.76 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of October 4, 2015 and January 4, 2015 , we had $3.73 million and $10.45 million, respectively, available to be borrowed under our revolving credit facility. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty two weeks. Subsequent to the closing of our IPO, we used proceeds remaining after paying the 16% senior subordinated note to temporarily reduce the outstanding balance on our revolving line of credit. We then financed the acquisition of Great Lakes on August 31, 2015 with borrowing under our revolving line of credit.

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

The following table presents cash flow data for the periods indicated.

	Thirty-Nine Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended September 28, 2014
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$1,868	$4,850
Investing activities	(14,757)	(3,748)
Financing activities	12,851	(1,589)

As a public company, we will incur additional general and administrative expenses that we did not incur as a private company, such as, increased directors and officers liability insurance premiums, investor relation costs, NYSE MKT listing expenses and increased legal and accounting expenses.

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, amortization of deferred financing charges, loss on derivative instruments, bad debt expense, stock option and warrant expense, accrued interest, extinguishment of debt, changes in deferred income taxes, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, accounts payable and accrued interest.

During the thirty-nine weeks ended October 4, 2015, net cash provided by operating activities was $1.87 million, compared to cash provided by operating activities of $4.85 million for the thirty-nine weeks ended September 28, 2014.

Net cash for the thirty-nine weeks ended October 4, 2015 was mainly impacted by an increase in net income to $4.02 million resulting from the expansion of our operations offset by decreases in working capital, primarily in inventory balances.

The thirty-nine weeks ended September 28, 2014 was mainly impacted by net income of $3.01 million and increases in working capital.

Investing Activities

Cash used in investing activities consists principally of business acquisitions and purchases of property, plant and equipment.

In the thirty-nine weeks ended October 4, 2015, we paid $11.82 million in cash to acquire the Great Lakes Business. We made capital expenditures of $2.99 million of which $1.84 million was related to the construction of a new facility in Georgia as described below.

In the thirty-nine weeks ended September 28, 2014, we paid $2.32 million in cash to acquire the Chardan Business. During the period, we made capital expenditures of $1.62 million mainly for increased manufacturing capacity.

We plan to spend a total of approximately $3.57 million on capital expenditures during fiscal year 2015, which includes the $2.99 million above spent to date. Construction of the Georgia facility was completed in July 2015. Our senior lender provided financing for the new facility by increasing the amount available for borrowing under the revolver.

Financing Activities

Cash flows provided by (used in) financing activities consisted primarily of borrowings and payments under our senior credit facility, payment of debt issuance costs, proceeds from the sale of stock, the repayment of debt assumed through acquisitions, proceeds received from our IPO, payment of IPO costs, and distribution of cash dividends.

In the thirty-nine weeks ended October 4, 2015, we had inflows of $12.85 million primarily due to $25.67 million of gross proceeds we received in the IPO as well as $6.72 million of proceeds from our revolving credit facility. These amounts were partially offset by $14.65 million of payments on debt, including $13.1 million paid on our subordinated debt from proceeds received from the IPO. Other outflows included $3.44 million due to expenses for the completed IPO, $0.75 million for post acquisition payments we made in regards to the 2013 Unique Fabricating acquisition, and outflows of $1.44 million on payments of cash dividends.

As of October 4, 2015, $15.67 million was outstanding under the revolving credit facility. Borrowings under the revolver are subject to a borrowing base and reduced to the extent of letters of credit issued under the senior credit facility. As of October 4, 2015, the maximum additional available borrowings under the revolver was $3.73 million based upon the borrowing base and after giving effect to a $0.10 million letter of credit related to rental payments to the landlord of one of our facilities. Amounts repaid under the revolver will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the thirty-nine weeks ended September 28, 2014, we had net payments of $1.02 million on our revolving credit facility, and $0.36 million due to expenses for the expected IPO.

Senior Credit Facility

We maintain a senior credit facility with Citizens Bank, National Association (formerly RBS Citizens, N.A.) pursuant to which we currently may borrow up to $19.50 million under the revolver and up to $20.00 million under the term loan. The term loan bears interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5%. The term loan matures in December 2017. The revolver bears interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. We are permitted to prepay in part or in full amounts due under the senior credit facility without penalty. Our obligations under the senior credit facility may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership. In the event of an event of default, the interest rate on the revolver and term loan will increase by 2.0% per annum plus the then applicable rate. The senior credit facility requires that we repay term loan principal annually in an amount equal to 50% of excess cash flow, as defined, for the year end 2014 and for each subsequent year until the senior loan coverage, as defined, calculated as of the end of each year is less than 2:00 to 1:00. An amendment in 2014 increased the amount available under the revolver to $19.50 million to enable us to finance the construction of a new facility across the street from our existing facility in LaFayette, Georgia, as noted above. We financed the acquisition of Great Lakes on August 31, 2015 with availability under the revolver.

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

16% Senior Subordinated Note

At October 4, 2015, we had outstanding $0.0 million principal amount of our 16% senior subordinated note. The senior subordinated note was expressly junior and subordinated only to the debt outstanding under the senior credit facility. Interest on the subordinated note accrued at a rate of 16.0% per annum, payable monthly. The Company elected a minimum cash interest rate of 12.0% and defer up to 4.0% interest by delivering an in-kind note. Accrued interest on the senior subordinated note is approximately $0.0 million as of October 4, 2015. The senior subordinated note was to mature on March 16, 2018. The senior subordinated note could be prepaid at any time after the second anniversary of the date of its issuance in March 2013 without a prepayment premium or penalty. The senior subordinated note was secured by a security interest, which was subordinated to the security interest securing debt outstanding under the senior credit facility, in all tangible and intangible interests, including capital stock of our United States subsidiaries. We prepaid the entire senior subordinated note with a portion of the net proceeds from the IPO on July 15, 2015.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of October 4, 2015, we were in compliance with all loan covenants.

The senior credit facility also contains customary affirmative covenants, including: (1) maintenance of legal existence and compliance with laws and regulations; (2) delivery of consolidated financial statements and other information; (3) maintenance of properties in good working order; (4) payment of taxes; (5) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (6) maintenance of adequate insurance; and (7) inspection of books and records.

The senior credit facility contains customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and sale-leaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9) payment or amendment of subordinated debt and organizational documents; and (10) maximum capital expenditures.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.
Indemnification Agreements

In the normal course of business, we provide customers with indemnification provisions of varying scope against claims of intellectual property infringement by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated cash flows.

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of October 4, 2015 have changed materially since the amounts as of January 4, 2015 as set forth in our Prospectus. These obligations and commitments related to operating leases, future debt payments, and a management services agreement. Subsequent to the closing of the IPO, we repaid with the net proceeds of the offering the $13.1 million principal amount of our 16% senior subordinated note on July 15, 2015.

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

Changes in Internal Control over Financial Reporting

Except in connection with the Great Lakes acquisition completed during the thirty-nine weeks ended October 4, 2015. there were no material changes in the Company's internal controls over financial reporting during the thirty-nine weeks ended October 4, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company is integrating Great Lakes into the Company's operations and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded management's evaluation of internal controls over financial reporting as of October 4, 2015.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

We may pursue acquisitions that involve inherent risks related to potential internal control weaknesses and significant deficiencies which may be costly for us to remedy and could impact managements assessment of internal control effectiveness.

We have acquired companies recently that have small accounting and finance staff increasing the potential for material weaknesses and significant deficiencies in financial reporting at the stand alone entity level. Although our independent registered public accounting firm will not be required to formally attest to our internal control effectiveness while we are an emerging growth company, management is still responsible for assessing internal control effectiveness at a consolidated level. As we integrate these smaller acquired companies into our business the process of integrating acquired operations into our existing operations with entities that potentially have material weaknesses and/or significant deficiencies may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. These potential material weaknesses and deficiencies may be costly for us to remedy properly and properly assess internal control effectiveness.

There have been no other material changes from the risk factors set forth in our Prospectus filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Common Stock

On July 7, 2015, we completed our initial public offering of 2,702,500 shares of our common stock at a public offering price of $9.50 per share, including 352,500 shares of common stock subject to an over-allotment option granted to the underwriters, for aggregate gross proceeds of approximately $25.67 million. The offering and all of the shares in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-200072) which was declared effective by the Securities and Exchange Commission on June 30, 2015, and a registration statement on Form S-1 (File No. 333-205394) filed pursuant to Rule 462(b) of the Securities Act. Roth Capital Partners and Taglich Brothers, Inc, acted as Joint Book-Running Managers and National Securities Corporation acted as Co-Manager of the offering. We received net proceeds of $22.23 million after deducting the underwriting discount and estimated offering expenses. Affiliates of Taglich Brothers, Inc, the Joint Book-Running Managers, owned approximately $18.6% of our common stock before the offering and certain associates of Taglich Brothers, Inc. and its affiliates are members of our board of directors.

We have used approximately $13.1 million of the net proceeds to repay the $13.1 million principal amount of our 16% senior subordinated note, together with accrued interest through the date of payment. We have used the proceeds remaining after such payment to temporarily reduce borrowings under the revolver portion of our senior secured credit facility.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Asset Purchase Agreement, dated as of August 31, 2015, by and among Unique Molded Foam Technologies, Inc., Great Lakes Foam Technologies Inc., and the Sole Stockholders of Great Lakes Foam Technologies Inc.

10.2*	ISO Award Agreement, dated as of August 17, 2015, for John Weinhardt pursuant to the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan
10.3*	ISO Award Agreement, dated as of August 17, 2015, for Thomas Tekiele pursuant to the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

UNIQUE FABRICATING, INC.

Date: November 17, 2015	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: November 17, 2015	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)