Form 10-K
period 2016-01-03
Unique Fabricating, Inc.
filed 2016-03-09
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of March 2, 2016 the registrant had 9,626,361 shares of common stock outstanding. As of June 28, 2015 the last business day of the registrant's most recently completed second fiscal quarter, there was no established public market for the registrant's common stock. The registrant's common stock began trading on the New York Stock Exchange MKT on July 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2015 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Unique Fabricating, Inc. (“Unique,” the “Company,” “we,” “us,” and “our”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These forward-looking statements are contained principally in, but not limited to, the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on management's beliefs and assumptions and on information currently available to us. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. When used in this document the words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the future events and circumstances discussed may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Forward-looking statements speak only as of the date of this Form 10-K filing. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement to reflect actual results, changes in assumptions based on new information, future events or otherwise. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1. BUSINESS

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

Unique’s markets served are the North America automotive and heavy duty truck, appliance, water heater and heating, ventilation, and air conditioning (HVAC) markets. Sales are conducted directly to major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this report as original equipment manufacturers (OEMs), or indirectly to OEMs through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Murfreesboro, Tennessee (through January 2016), Bryan, Ohio, Monterrey, Mexico, and Queretaro, Mexico.

Unique derives the majority of its net sales from the sales of foam, rubber and plastic automotive products. These products are produced using a variety of manufacturing processes including die cutting, compression molding, thermoforming, fusion molding and RIM molded polyurethane. We believe Unique has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air noise and water intrusion, and by providing sound absorption and blocking, Unique’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products improve thermal characteristics, reduce noise, and prolong the equipment life of appliances, water heaters and HVAC systems.

One of Unique’s primary strengths lies in its ability to manage over 3,000 active part numbers while maintaining a stellar track record of only 6 rejected parts per million and 99.3% on-time delivery for over three million parts manufactured and shipped on a daily basis. Furthermore, Unique focuses resources on the areas of its business that add value to customers, particularly in its commercial, engineering and supply chain activities. Design innovation and rapid prototyping set Unique apart from the majority of its competitors.

Our principal executive offices are currently located at 800 Standard Parkway, Auburn Hills, Michigan, 48326. UFI Acquisition, Inc, a Delaware Corporation (UFI), was formed in January 2013 to acquire 100% of the outstanding equity of Unique Fabricating, Inc., and its wholly-owned subsidiaries Unique Fabricating South, Inc. and Unique Fabricating de Mexico, S.A. de C.V. (collectively, the “Company” or “Unique”). In December 2013, through a newly formed subsidiary, Unique-

Prescotech, Inc., the Company acquired substantially all of the assets or the PTI Business, (PTI) of Prescotech Holdings, Inc. In February 2014 the Company acquired substantially all of the assets of Chardan Corp. or the Chardan Business (Chardan), through a newly formed subsidiary of Unique Fabricating NA, Inc., Unique-Chardan, Inc. In September 2014, UFI changed its name to Unique Fabricating, Inc. which is now the parent company of the group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc. In August 2015 the Company acquired substantially of all of the assets of Great Lakes Foam Technologies, Inc. (Great Lakes) through a newly created subsidiary, Unique Molded Foam Technologies, Inc.

Initial Public Offering (the "IPO")

On July 7, 2015, we completed our IPO of 2,702,500 shares of common stock at a price to the public of $9.50 per share, including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, we received net IPO proceeds of approximately $22.2 million. We used part of these proceeds to repay the $13.1 million principal amount of our 16% senior subordinated note together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolver portion of our senior secured credit facility. Amounts paid under the facility will be available to be re-borrowed, subject to compliance with the terms of the facility. We also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the inital public offering price of $9.50 per share, and may be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO.

Automotive Industry Analysis and Industry Trends

The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, and had approximately $245 billion of North American annual revenue in 2014 according to an April 2015 Bank of America Merrill Lynch report on the automotive supplier market. Within the automotive parts industry, North America is the Company’s core market. We manufacture multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness management, acoustical management, water and air sealing, decorative and other functional applications.

Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that as a company with a North American presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to take advantage of these opportunities.

Overall, we expect long-term growth of vehicle sales and production in the OEM market. The automobile industry in the last seven years has seen increased customer sales and production schedules with production volumes in the last three years higher than OEM production volumes prior to the industry disruptions experienced after the financial market crisis of 2008. We anticipate that the North American automotive production will continue to recover from the low point experienced in 2009. According to IHS Automotive, North American vehicle production increased during 2015 to 17.5 million units, an expansion of approximately 3.4% compared to 2014. Bolstered by a wave of new vehicle introductions and favorable demographic trends, IHS projects continued growth in North American unit production volumes to 18.2 million units in 2016, an approximate 4.0% increase from 2015, and 19.0 million units in 2019, as depicted in the following chart. IHS Automotive currently predicts that production volumes will remain flat in 2020 and 2021 compared to 2019.

Historical & Forecasted North American Vehicle Production Volume (*units in millions*)

20.0
15.0
10.0
5.0
0.0

2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
15.8	15.3	15.1	12.6	8.6	11.9	13.1	15.1	16.2	17.0	17.5	18.2	18.5	18.6	19.0	19.0	19.0

Source:  IHS Automotive (December 2015)

In addition to the overall industry growth, we believe there are a variety of trends that are influencing the future of the global automotive market. We believe we positively are positioned to benefit from an increasing number of trends driven by market forces such as:

•
Fuel efficiency/vehicle light-weighting:  Expanding government mandates on fuel efficiency and emission reductions, will continue to force the automotive industry to focus on improving the fuel economy of vehicles. In addition, the evolution of materials utilized in vehicles is moving away from conventional steel as the primary material, which comprised approximately 65% of vehicles content in 2010, and is expected to decrease to 10 – 20% by 2025, according to industry sources. Conventional steel is expected to be increasingly replaced by lighter weight materials with increasing use of plastics and foam materials per vehicle.

•
Interior comfort:  Comfort of interiors consistently rank in the top three factors that consumers consider when purchasing a new vehicle, and is a key area where vehicle manufactures can differentiate their vehicles. The comfort of the interior is an area of increased focus for the OEM manufacturers with each new generation of vehicles. This is expected to continue to increase the use of foam in seats and acoustical insulation in more and more vehicles.

•
Telematics and Infotainment:  The increasing use of telematics and infotainment requires increasingly quieter vehicles for the telematics systems to recognize voice commands and passengers to enjoy the infotainment options. Over the next four years, approximately 80% of all new vehicles are expected to include voice recognition systems, increasing the need for quiet interiors. The result will be increased use of acoustic insulation materials, more precise air seals and other noise, vibration and harshness products in all vehicles.

•
Rapid pace of new vehicle launches:  In order to meet consumers’ increasing demand for new products, the automotive market will see a significant number of new program launches from vehicle manufacturers over the next few years. Each new vehicle launch creates new product opportunities for us because of the OEMs need for noise, vibration and harshness solutions as they discover unplanned noise issues at the launch of production for a new vehicle program.

•
Localization of production:  Due to freight costs, currency fluctuations, logistic issues and protection of supply many foreign vehicle manufacturers have increased their production volumes in North America and are increasing local sourcing of vehicle components. We believe that Unique’s production facilities are situated in geographic proximity to the majority of North American vehicle assembly locations provides a competitive advantage.

We believe these market trends create opportunities for us to achieve above market growth rates as a result of increased content per vehicle, higher production volumes, geographic shifts in vehicle production, and evolving customer sourcing strategies. Our challenge is to continue developing leading edge solutions focused on addressing these trends, and applying those solutions via products with sustainable margins that enable our customers to produce distinctive market-leading products.

As an example of our innovative technical capabilities, we utilized our thermoforming process to develop and produce a line of lightweight flexible air duct systems for a leading OEM, providing an 80% weight reduction and enhanced functionality. This air duct system has developed into Unique’s patent pending TwinShape line of proprietary ducts. Unique has secured development and prototyping contracts with four additional OEMs for potential inclusion of this product in vehicle programs starting with model years 2017 and 2018 vehicles.

We generate a significant number of new sales opportunities from customer challenges, such as buzz, squeak, rattle (BSR) or noise, vibration and harshness issues (NVH), discovered during the launch of production for a new vehicle program. In many of these situations, we develop and begin supplying a solution within days, a level of responsiveness that avoids competitive requests for quotations and produces premium value for our customers. Given the projected rapid pace of new vehicle launches over the next three years, we expect to benefit from an increasing number of opportunities sourced late in the launch cycle.

Appliance, HVAC, and Water Heater Industries

We are a leading provider of fabricated, non-metallic components to a diverse group of OEMs and tiered suppliers in the appliance, HVAC, and water heater industries. These sales represented approximately 16.0% of net sales for the year ended January 3, 2016. These components are primarily manufactured from foam, adhesives, fiberglass, rubber and board-back material. We have extensive materials, engineering and fabrication expertise and deliver custom-designed, innovative solutions for our customers. Our component solutions primarily consist of products used in gasketing, heat deflection, packaging, insulation, water seals, noise reduction and vibration control. Demand for these end-market products is largely driven by the health of the housing sector. We believe that each respective industry will receive the positive benefits of a recovering economy and especially the benefits of a recovering residential real estate market. The National Association of Home Builders forecasts that there will be approximately 1.3 million new housing starts in 2016, approximately 13% more than 1.1 million new housing starts during 2015. We believe that the appliance, HVAC, and water heater industries are currently primed for favorable growth.

The United States appliance industry is forecast to show modest growth through 2017, as new and existing home sales, as well as home improvement spending, both of which have a direct impact on appliance industry sales, continue to show upward momentum. According to the latest Appliance Magazine’s Annual US Appliance Industry Forecast, forecasted unit shipments for this industry in the United States are expected to grow at a compounded annual growth rate of 3.5% through 2017 to reach approximately 46.4 million units per year, which would put the industry close to its peak sales years of 2004 – 2006. We believe these benefits will increase the demand for our products from clients such as GE and Whirlpool.

The HVAC and water heater industries are also poised to benefit from the gains in the housing and home improvement markets. According to the same Appliance Magazine Industry Forecast, shipments of heating and cooling units in the United States are expected to grow at a compounded annual growth rate of 2.4% through 2017, while shipments of residential and commercial water heaters are expected to grow at a compounded annual growth rate of 2.6% through 2017. We believe this trend will increase the demand for our products from clients such as AO Smith, Rheem and Trane.

Our Objectives

Our goals are to provide exceptional quality, reliable on-time delivery, competitive cost, and technical innovation with rapid engineering support. The objective is for Unique to be the easiest source for our customers to do business with, while being a great place to work for our team members. We seek to execute a business model that generates sustainable ongoing adjusted free cash flow, thereby providing flexibility for capital allocation. We also strive to achieve growth at above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality. In addition, the Company will selectively continue to pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets.

We work together with our customers in various stages of production, including initial concept and development, routine engineering problem resolution during their product launches and ongoing value engineering. In addition, we work together with our customers on component sourcing, quality assurance, manufacturing and delivery in order to develop long-standing business relationships. We believe we are well-positioned to meet customer needs and have a strong, established reputation with customers for providing high-quality products at competitive prices, as well as for timely delivery and customer service. Given that both the automotive OEM business and the appliance/water heater OEM business involve long-term business awarded on a platform-by-platform basis, our intent is to leverage our strong technical expertise and customer relationships to obtain new platform awards.

Our Strengths

Our mission is to deliver innovative and timely customer solutions for noise, vibration, and harshness (NVH) management, water and air sealing and other functional and decorative applications. We employ our extensive knowledge of raw materials and adhesives, our engineering and creative resources and rapid response to deliver rapid technical innovation, exceptional quality, reliable on-time delivery and competitive costs. We believe the key to our core competitive strengths are as follows:

Strong technical expertise.  We have tremendous depth of expertise and knowledge of materials, adhesives, manufacturing processes and the product applications of our customers. Our understanding of our customers’ design and performance needs, and how our products interface with their applications allows us to engineer effective product solutions. We believe that our engineering talent, test facilities and rapid prototyping capabilities distinguish us from our competitors and enable us to rapidly innovate and develop products that resolve customers’ problems, often within 24 to 48 hours. By understanding our customers’ products and processes, when we are confronted with a customer engineering challenge, we can conceptualize a design concept that allows us to capitalize on the optimum combination of materials to solve a given problem. We have the ability to create our own prototype tools in-house so that we can go directly from concept to hardware and quickly present tangible product solutions for our customers to evaluate. Our ability to rapidly address customer challenges and provide prototype parts that include the use of new materials, products or processes is one of our key competitive strengths.

Operational Excellence.  We are dedicated to maintaining a culture of continuous improvement. We utilize lean manufacturing techniques and statistical methods to drive productivity and quality improvement. We use quality, delivery and speed-to-market as competitive advantages. Lean manufacturing not only improves overall costs and quality, it also improves product velocity through the manufacturing process. This leads to better response time and greater flexibility in scheduling. Our reputation for high quality, innovative products is attributable to a constant emphasis on engineering, including materials engineering, product and process engineering, and sales engineering, coupled with our dedication to lean manufacturing to ensure effective execution.

Depth of customer relationships.  We have developed long-term relationships with a customer base that we target deliberately, each of which has substantial requirements for NVH management, water and air sealing, functional and decorative components. Due to our technical sophistication, raw material and adhesive innovation and rapid responsiveness, we have a reputation with our key customers as the supplier of choice for our core products within the North American automotive and appliance markets. Our sales engineers have developed deep relationships with the technical teams of our key customers. The customers’ engineers leverage our materials knowledge and utilize us as a resource to help them solve problems and/or pursue product enhancements. This enables us to become involved early in the design/development stage of new vehicles or appliances, leading to opportunities to introduce new products. In certain situations, we are able to influence the customer design specifications from which new business is awarded.

Key relationships with suppliers.  We have long relationships with over 150 raw material and adhesive suppliers. We track new developments in materials, and pursue exclusive relationships with those suppliers that develop innovative raw materials and adhesives. Our key suppliers see us as a way to introduce their new products and technology to the marketplace and obtain the necessary customer approvals. This, in turn, can lead to Unique being first to market with certain products or materials. For example, this has led to us having exclusive access for our types of products to the only source of recycled polyol for polyurethane in the industry. While products incorporating these materials accounted for less than 1% of net sales for the year ended January 3, 2016, we believe these recycled materials are opening up opportunities for new product variations that other competitors cannot offer. We constantly collaborate with our suppliers to develop new materials and adhesive combinations that exhibit a cost, quality and/or performance enhancement for our customers.

Proximity to key customers.  Our manufacturing facilities are strategically located to serve the North American automotive and appliance industries. Our primary manufacturing centers are in the Midwestern and Southeastern regions of the United States and Mexico. We believe that our manufacturing facilities are within approximately 500 miles of over 80.0% of North American vehicle production, and even closer to major appliance manufacturing locations. This is advantageous, because our products are light in weight, and transportation costs can be a significant portion of the delivered cost of products.

Our Strategy

Our business strategy is to be a valued partner in our customers’ product development and production processes by producing exceptional quality and providing reliable on-time delivery, competitive costs, and technical innovation with rapid engineering support. We utilize our extensive knowledge of raw materials and adhesives combined with our engineering development and rapid responsiveness to deliver innovative and timely customer solutions for NVH management, water and air sealing, decorative and other functional applications.

We attempt to align our internal human resources and technical capabilities to take advantage of industry mega trends, such as light weighting, telematics, and reduced energy consumption, which we believe will produce profitable revenue growth opportunities from our existing operations. In addition, our growth plan includes initiatives to develop certain new products and new markets which provide incremental growth opportunities. We believe that significant opportunities exist to continue to grow our business and increase profitability by focusing on the following:

Further Penetrate Existing Markets with Existing Products and Processes.  We believe we are positioned to gain share and grow in existing markets with our current products and processes, capitalizing on the industry’s increasing demand for NVH management content coupled with our capabilities, including exclusive proprietary materials sold to existing customers and targeted new customers. As vehicles change materials to reduce weight, vehicles are utilizing more rubber and plastic components like those designed and supplied by Unique. In addition, the increasing use of telematics is driving a need for quieter interiors in vehicles at all levels. This is causing an increase in the amount of acoustical insulation and solutions per vehicle. Separately, the rate of increase in vehicle production is projected to be significantly higher in the Southern United States and Mexico than elsewhere in North America over the next five years. We hope to capitalize on our ability to service customers in different geographical locations through our manufacturing facilities in the Midwestern and Southeastern regions of the United States and Mexico.

Develop New Products and Processes for Existing Markets.  We have developed and earned the reputation as a problem solver to our current customers. As a result, we are in the position to develop complementary products and processes that can be sold to the same purchasing and engineering groups that already do business with us. By adding products and processes to our portfolio that broaden our scope with existing engineers and purchasing groups, we can offer one stop shopping, that allows them to reduce their supply base and complexity, while increasing sales opportunities for Unique. We work closely with raw material and adhesive suppliers to develop innovative solutions that offer cost and performance improvement. We constantly focus on finding new applications for molded products utilizing thermoforming, compression and fusion molding. These activities frequently lead to the development of new or novel products not yet in common use. When this occurs, we actively explore the patentability of the product. Protection of our intellectual property is a conscious part of our strategy of using technology and innovation as a competitive advantage. An example of this is our patent pending for light weight TwinShape duct technology.

Create New Markets with Existing Products and Processes.  While the specific products may vary, we have identified numerous opportunities to sell products fabricated using die cut and molding technology into new markets such as medical and not currently served industrial markets. We have demonstrated the ability to develop cost effective products utilizing various materials. Our recent acquisitions have provided the Company with credible access to a variety of new markets for our products. Because of our strategic acquisitions, we are currently developing new products for the appliance, water heater and HVAC industries utilizing our various molding technologies. We are also exploring increased opportunities for medical products. Raw material and adhesive suppliers rely on us to provide marketplace insight into new or emerging customer challenges. We have the capability to combine new materials with new processes to create cost effective products in new markets

Pursue Acquisitions.  We expect to selectively pursue acquisitions that add new products and/or processes or geographic and market expansion to further expand our portfolio of customer solutions. Since December 2013, management has completed three accretive add-on acquisitions that added new markets and additional manufacturing processes to our capabilities. Management has a long history of identifying and successfully integrating new platforms. We will continue to use our relationship with Taglich Private Equity, LLC., which sponsored our formation, to identify evaluate and execute acquisition opportunities.

Products

Unique’s primary products, which are identified by manufacturing process — die cut products, thermoformed/compression molded products and fusion molded products — are highlighted below:

Automotive Product Applications

Unique’s rapid responsiveness and extensive product and process capabilities are valued by its customers. We believe Unique’s diverse product offerings, derived from a broad base of raw materials utilizing multiple manufacturing technologies, is the most comprehensive of similar companies operating in this industry. Based on our knowledge of our competitors, we believe that the companies we compete with offer fewer material choices and/or possess fewer manufacturing process alternatives than Unique. Unique’s access to broad production capabilities enables it to work with over 1,000 raw materials to develop the optimum solution for a given application. Unique’s broad product offerings results in it being a single-source supplier to many customers, which creates a competitive advantage.

Die Cut Products

Unique is primarily a supplier of die cut non-metallic materials and components. Historically, this has been the Company’s core business, within all of its markets, developed through its technical expertise, broad customer base, strategic manufacturing footprint, diverse material selection and strong quality and delivery performance. Unique leverages its market position in die cutting by offering more highly engineered, higher value products and processes such as thermoforming, compression molding, fusion molding and RIM molded polyurethane.

Die cut products are utilized in applications such as air and water sealing, insulation, NVH performance and BSR conditions. Management estimates that the average light vehicle utilizes approximately $38.00 of non-metallic die cut components, based on typical product usage, implying a total North American automotive market of approximately $600 million. Unique is a market leader in this product area. The following diagram highlights examples of its die cut products:

Examples of Die Cut Products

Product:	HVAC Seal	Trim Insulation	Headliner Insulation	Fender Acoustical Pad
Purpose:	Air & Water Sealing	NVH	NVH	NVH
Material:	PUR Foam	PUR Foam	Non-Woven PP	Thinsulate Fiber

Product:	A/B/C Pillar Cover	Dashboard Seal	Cup Holder Base	Under Hood Insulation
Purpose:	Decorative (Class A)	NVH	Decorative	NVH
Material:	Laminated Vinyl	EPDM	Santoprene TPE	Vinyl Nitrile

Thermoformed/Compression Molded Products

In 2005, Unique began expanding its product offerings to include thermoformed and compression molded products. Unique leveraged its position as a manufacturer of core die cut products to gain traction with customers who wanted a single-source solution for other related products, such as thermoformed, compression molded and fusion molded components. The company recently added RIM polyuerethane components to its portfolio.

Management seeks to continue the development of molded products that are complementary to the Company’s die cut products. These products have a higher engineering content and provide increased sales and potential margin growth. These products also differentiate Unique and Unique believes, will make it more valuable to its target customers. The Company’s development efforts in this area have led to innovative product solutions such as Unique’s existing and patent pending thermoformed HVAC duct modules, and Unique’s proprietary TwinShape duct line. The TwinShape line is currently in production at one vehicle OEM, has been selected by another OEM for a model year 2017 vehicle, and is being evaluated in development programs for four other OEMs.

Unique’s thermoformed and compression molded products include HVAC air ducts, door watershields, evaporator liners, console bin mats and fender insulators, among others. Unique believes there is significant room to grow within each of its thermoformed and compression molded product areas. The following diagram highlights examples of Unique’s thermoformed and compression molded products:

Examples of our Thermoformed/Compression Molded Products

Product:	HVAC Duct Module	Door Watershield	Console Bin Mat	Air Duct
Purpose:	Functional	Air & Water Sealing	Decorative	Functional
Material:	Cross Linked PP	Cross Linked PP/PE	PVC	Cross Linked PP

The following highlights Unique’s TwinShape line of innovative twin-sheet thermoformed air duct technology:

TwinShape Twin-Sheet Thermoformed Air Duct Technology

Fusion Molded Products

In 2008, Unique began to expand its product portfolio to include fusion molded components through an exclusive supply relationship with Chardan Corp. In February 2014, Unique purchased the Chardan Business, bringing the fusion molding capability in-house. Fusion molding is an innovative foam molding process used to manufacture precise three dimensional components that are lightweight and provide excellent thermal and acoustic performance. Primarily used for NVH management and body sealing applications, the fusion molded products are complementary to Unique’s other product lines and give Unique additional options to provide light-weighting and NVH management solutions to its customers.

In Europe, the market for fusion molded products is fairly developed; BMW, Mercedes and VW have integrated the technology in their vehicles for several years. The North American market for fusion molding is growing rapidly as European OEMs source more fusion molded products in their North American vehicles and the technology gains traction with domestic OEMs such as Fiat Chrysler Automobiles (FCA) and GM. In addition, since there are a very limited number of North American suppliers with the engineering and manufacturing capabilities to produce fusion molded components, Unique is well positioned to capitalize on the growth in the North American market.

Unique’s fusion molded products include exterior mirror seals, cowl-to-hood seals, cowl-to-fender seals, and other NVH management and sealing applications like fillers, spacers and gaskets. The following diagram highlights examples of Unique’s fusion molded products:

Examples of our fusion molded products

Product:	Interior Mirror Seal	Body-In-White Seal	Cowl to Hood Seal	Cowl to Fender Seal
Purpose:	NVH	NVH	NVH	NVH
Material:	Cross Linked PE	Cross Linked PE	Cross Linked PE	Cross Linked PE

The following highlights the Unique’s fusion molding technology:

Fusion Molding Technology

Interior Mirror Seal

Significant Customers

The Company’s customers are principally engaged in the North American automotive industry (approximately 77.8% of our net sales for the year ended January 3, 2016), as well as in the manufacturing of durable residential housing and some commercial products as a result of our acquisition of PTI (approximately 16.0% of our net sales for the year ended January 3, 2016). In the automotive market, the Company’s sales are primarily directly to Tier 1 suppliers to the OEMs. Approximately 11.6% of our net sales for the year ended January 3, 2016 were made directly to vehicle OEMs. Sales of Company products, directly and indirectly through Tier I suppliers, to General Motors, FCA and Ford Motor Company represented approximately 15%, 15% and 15%, respectively, of our total net sales for the year ended January 3, 2016. No single customer accounted for more than 10% of our net sales for the year ended January 3, 2016.

Competitive Environment

We believe that customer sourcing decisions are based on the responsiveness of a supplier and its ability to deliver innovative solutions, quality products and competitive pricing. In order to be awarded opportunities, Unique strives to develop mutually beneficial relationships with its customers through technical support and consistent/predictable performance. Unique differentiates itself through innovation in materials, rapid responsiveness and broad manufacturing capabilities.

Unique estimates the market for its core business for multi-material foam, rubber and plastic components utilized in NVH management, air and water sealing, functional and decorative applications to be approximately $600 million in North America. Unique believes that there is not any dominant supplier within the market, although Unique believes that it is the largest supplier, measured by net sales, within the market. There are significant barriers to entry into the market, including the complexities of managing production and ordering raw materials at the scale necessary and the difficulty, cost and length of time required to obtain acceptance by customers.

Liability and Insurance

We have liability and other insurance coverage which we believe is sufficient to cover our risks.

Employees

As of January 3, 2016, we had 734 full-time and 182 contract workers. In the Auburn Hills, Michigan facility, 139 of the hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through August 22, 2016. In the Louisville, Kentucky facility, 23 hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through January 31, 2017. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

Set forth below are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Also refer to the Special Note Regarding Forward-Looking Statements in Item 1 of this Annual Report on Form 10-K.

RISKS RELATED TO OUR BUSINESS

We have substantial debt and if we were to default on paying our debt or fail to comply with the covenants, our lender could take action that would likely cause our stockholders to lose their entire investment in us.

As of January 3, 2016, we had approximately $30.7 million of debt outstanding under our senior secured credit facility. Substantially all of our assets are pledged to the lender to secure this outstanding debt. In the event that we are unable to make principal, interest or other payments due under, or we do not comply with the covenants contained in the senior secured credit facility, the lender could declare an event of default, accelerate all amounts outstanding and seek to foreclose on the collateral securing such indebtedness. In such event, we could be forced to file for bankruptcy protection and stockholders would likely lose their entire investment in us.

The agreement governing our senior secured credit facility contains financial covenants and other covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

Our ability to comply with the covenants in the senior secured credit facility agreement may be affected by economic or business conditions beyond our control. If we are not able to comply with these covenants when required and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the credit facility. If we are unable to borrow under the credit facility, we will need to meet our liquidity requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms, if at all. In addition, if we do not comply with the financial or other covenants in the credit facility when required, the lender could declare an event of default under the credit facility, and our indebtedness thereunder could be declared immediately due and payable. The lender would also have the right in these circumstances to terminate any commitments it has to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

In addition, the credit facility contains covenants that, among other things, restrict our ability to:

•	incur liens;

•	incur or assume additional debt or guarantees or issue preferred stock;

•	pay dividends, or make redemptions and repurchases, with respect to capital stock;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates; and

•	change the business conducted by us or our subsidiaries.

The operating and financial restrictions and covenants in this debt agreement and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our indebtedness could have other important consequences to you as a stockholder. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the senior secured credit facility;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

The senior secured credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

Our major customers may exert significant influence over us.

The vehicle component supply industry has traditionally been highly fragmented and serves a limited number of large OEMs. As a result, OEMs have historically had a significant amount of leverage over their outside suppliers. Our contracts with major OEM and Tier 1 customers frequently provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements. However, if we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. In addition, changes in our customers’ purchasing policies or payment practices could have an adverse effect on our business.

The loss or insolvency of any of our major customers would adversely affect our future results.

We are dependent on several principal customers. Our three largest customers, in the aggregate, accounted for approximately 19.0% of our net sales for the year ended January 3, 2016. We have not entered into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs. We have in the past lost, and may in the future, lose customers due to the highly competitive conditions in the automotive supply industry, including pricing pressures. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us or to stop doing business with us could have a material adverse effect on our business, financial condition and results of operations.

We have no long-term contracts with customers.

We supply our products based on purchase orders placed by our customers from time to time but have no long-term contracts with our customers. We will commit to end-product pricing for a specified quantity of product for the duration of the vehicle’s production, generally three to five years. In the past, we successfully mitigated price volatility though aggressive supplier management and alternative material substitution strategies. Typically, our products are refreshed during a vehicle’s production life creating opportunities to modify pricing if material costs have risen. However, there can be no assurance that we will be able to implement or sustain such strategies in the future or modify pricing to pass potential increases in material costs to customers. Our inability to do so could materially adversely affect our business, financial condition and results of operation.

Our inability to compete effectively in the highly competitive vehicle component supply industry could result in lower prices for our products, reduced gross margins and loss of market share, which could have an adverse effect on our revenues and operating results.

The vehicle component supply industry is highly competitive. Our products primarily compete on the basis of price, breadth of product offerings, product quality, technical expertise and development capability, product delivery and product service. Increased competition may lead to price reductions resulting in reduced gross margins and loss of market share.

Current and future competitors may make strategic acquisitions or establish cooperative relationships among themselves or with others, foresee the course of market development more accurately than we do, develop products that are superior to our products, produce similar products at lower cost than we can or adapt more quickly to new technologies, industry or customer requirements. By doing so, they may enhance their ability to meet the needs of our customers or potential future customers. These developments could limit our ability to obtain revenues from new customers and to maintain existing revenues from our existing customer base. We may not be able to compete successfully against current and future competitors and the failure to do so may have a material adverse effect on our business, operating results and financial condition.

We rely on raw materials suppliers in our business and significant shortages, supplier capacity constraints or supplier production disruptions could adversely affect our financial condition and operating results.

Our reliance on suppliers to secure raw materials exposes us to volatility in the prices and availability of our products. A disruption in deliveries from suppliers could have a material adverse effect on our ability to meet our commitments to customers or could increase our operating costs. Moreover, the cost of raw materials used in the production of our products, represents a significant portion of our direct manufacturing costs. The number of customers to which we are not able to pass on such price increases may increase in the future. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. If we are not able to buy raw materials at fixed prices or pass on price increases to our customers, we may lose orders or enter into orders with less favorable terms, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We conduct certain of our manufacturing in Mexico and, therefore, are subject to risks associated with doing business outside the United States, including the possible effects of currency exchange rate fluctuations.

We have two manufacturing facilities in Mexico. There are a number of risks associated with doing business in Mexico, including, exposure to local economic and political conditions, social unrest, including risks of terrorism or other hostilities, export and import restrictions, and the potential for shortages of trained labor. Our sales are denominated in U.S. dollars. Because a portion of our manufacturing costs are incurred in Mexican pesos, fluctuations in the U.S. dollar/Mexican peso exchange rate may have a material effect on our profitability, cash flows, financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will adversely affect the cost of our Mexican operations when remeasured into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will decrease the cost of our Mexican operations when remeasured into U.S. dollars. These risks may materially adversely impact our business, results of operations and financial condition.

Prior periods of weakness in the global economy, the global credit markets and the financial services industry severely and negatively affected demand for automobiles and automobile parts and our business, financial condition, results of operations and cash flows.

Demand for and pricing of our products are subject to economic conditions and other factors present in the various markets where our products are sold. The level of demand for our products depends primarily upon the level of consumer demand for new vehicles that are manufactured with our products. The level of new vehicle purchases is cyclical, affected by such factors as general economic conditions, interest rates, consumer confidence, consumer preferences, patterns of consumer spending, fuel costs and the automobile replacement cycle.

The global economic crisis that prevailed throughout 2008 and 2009 resulted in delayed and reduced purchases of durable consumer goods, such as automobiles. Although the global economic climate has improved since 2009, if the global economy were to take another significant downturn, depending upon its length, duration and severity, our business, financial condition, results of operations and cash flow would again be materially adversely affected.

Our business is cyclical in nature and downturns in the automotive industry could reduce the sales and profitability of its business.

The demand for our products is largely dependent on the North American production of automobiles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive market, our net sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in vehicle production would adversely impact our results of operations and financial condition. In addition, the North American automotive market experienced a downturn during 2008 and 2009 as a result of general weakness in the North American economy. Although North American vehicle production continued to recover in 2015 over the prior year periods, we cannot provide any assurance as to the length or level of the recovery from the recent decline, and any extended downturn could again materially affect our business, financial condition and results of operations.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash to fund all of our operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to fund all of our operations and expenses and to pay dividends or to meet any debt service obligations of the holding company is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We currently expect to continue to pay dividends on our common stock; however, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreement governing our senior credit facility, for which our subsidiary, Unique Fabricating NA, Inc. is the borrower, restricts the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, the laws of the jurisdictions in which our subsidiaries are organized may impose requirements that may restrict the ability of subsidiaries to pay dividends to us.

We may pursue acquisitions that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses that we expect will complement and expand our business. For example, we acquired substantially all of the assets of PTI, Chardan, and Great Lakes. We may not be able to successfully identify suitable acquisition opportunities or complete any particular acquisition, combination or other transaction on acceptable terms. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions, we may be required to expend significant funds, incur additional debt, or issue additional shares of common stock, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we successfully acquire other businesses, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition opportunities may restrict our ability to grow our business.

We may experience increased costs and other disruptions to our business associated with labor unions.

As of January 3, 2016, we had 734 full-time employees, of whom 540 are hourly and 194 are salaried. 162 of our hourly employees are represented by labor unions and covered by collective bargaining agreements. A collective bargaining agreement covering 139 hourly workers employed at our Auburn Hills, Michigan facility terminates in August 2016. We cannot assure you that we will negotiate successfully a new collective bargaining agreement in our Auburn Hills facility, or other of our employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Many of our customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by customers or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

We would be adversely affected by the loss of key personnel.

Our success is dependent upon the continued services of our senior management team and other key employees. Although certain key members of our senior management have employment agreements for their continued services, there is no guaranty that each such person will choose to remain with us. The loss of any key employees (including such members of our senior management team) could materially adversely affect our business, results of operations and financial condition.

In addition, our success depends in part on our ability to attract, hire, train and retain qualified managerial, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. The loss of any member of our senior management team or other key employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduced net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, internal control over financial reporting, or cash flows could be adversely affected.

Our results of operations may be negatively impacted by product liability lawsuits and claims.

Our automotive products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will successfully weather the current economic downturn. One or more successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

Our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material and adverse effect on our financial condition and results of operations.

We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating: air emissions, wastewater discharges, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot assure you that we are, or have been, in complete compliance with such environmental and safety laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material and adverse effect on us. The environmental laws to which we are subject have become more stringent over time, and we could incur material expenses in the future to comply with environmental laws. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third party sites to which we sent waste containing hazardous substances. The amount of such liability could be material.

Certain of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the costs of cleanup and for any other response by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise whether or not we had complied with environmental laws governing the handling of hazardous substances or wastes.

We may be adversely affected by the impact of government regulations on our customers.

Although the products we manufacture and supply to vehicle customers are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to vehicle customers. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency, or EPA, state regulatory agencies, such as the California Air Resources Board, or CARB, and other regulatory agencies around the world. Vehicle customers are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for vehicles and, as a result, indirectly impact our operations. For example, emission standards governing heavy-duty (Class 8) diesel engines that went into effect in the United States on October 1, 2002 and January 1, 2007 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. To the extent that current or future governmental regulation has a negative impact on the demand for vehicles, our business, financial condition or results of operations could be adversely affected.

We have only limited protection for our proprietary rights in our intellectual property, which makes it difficult to prevent third parties from infringing upon our rights.

Our success depends to a certain degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. We have not been issued patents and have not registered trademarks with respect to our products. Our competitors could duplicate our designs, processes or other intellectual property or design around any processes or designs on which we may obtain patents or trademark protection in the future. In addition, it is possible that third parties may have or acquire licenses for other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third party rights.

We protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual or other arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our revenues could be materially adversely affected.

RISKS RELATED TO OUR COMMON STOCK

We may not be able to pay dividends.

We have paid and currently plan to pay dividends quarterly. However, our ability to pay dividends will be affected by our results and our needs for funds for use in our operations and to expand our business. In addition, our senior secured credit facility contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.

If our executive officers, directors and principal stockholders choose to act together, they will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our executive officers, directors, and beneficial owners of 5% or more of our outstanding common stock and their affiliates beneficially own approximately 32.4% of our outstanding common stock. As a result, these persons, if they were to act together, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they could act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:

•	delaying, deferring or preventing a change in control of us;

•	entrenching our management and/or our board of directors;

•	impeding a merger, consolidation, takeover or other business combination involving us;

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

Securities analysts may not initiate or continue coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.

To date since our initial public offering, there has been limited coverage of our common stock by securities analysts. Securities analysts may elect not to provide research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline, or adversely affect the trading volume for our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elect to cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and a global settlement among the Securities and Exchange Commission, or the SEC, other regulatory agencies and a number of investment banks, which was reached in 2003, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for a company such as ours, with a smaller market capitalization, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of and trading volume for our stock.

Future sales of our common stock in the public market may cause our stock price to decline and impair our ability to raise future capital through the sale of our equity securities.

As of January 3, 2016, we had outstanding 9,591,860 shares of common stock, including 2,702,500 shares of our common stock issued in our initial public offering and 6,585,841 shares of common stock owned by non-affiliates and issued in private placements, in each case more than one year ago. The shares owned by non-affiliates can be traded without restriction under Rule 144 or otherwise at this time. In addition, 3,006,019 shares of common stock are owned by affiliates but can be traded subject to restrictions under Rule 144. In addition, we have registered all shares that may be issued pursuant to our 2013 Stock Incentive Plan and the 2014 Omnibus Performance Award Plan. Sales of a large number of these securities on the public market or the perception that a large number of shares may be sold could reduce the market price of our common stock or impair our ability to raise capital.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and restated bylaws contain provisions that could discourage, delay or prevent a merger, acquisition or other change in control of our company or changes in our board of directors that our stockholders might consider favorable, including transactions in which you might receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove management. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	provide for a classified board of directors, such that not all members of our board will be elected at one time;

•	prohibit our stockholders from filling board vacancies, limit who may call stockholder meetings, and prohibit the taking of stockholder action by written consent; and

•	require advance written notice of stockholder proposals that can be acted upon at stockholders meetings and of director nominations to our board of directors.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. Any delay or prevention of a change in control transaction or changes in our board of directors could cause the market price of our common stock to decline.

RISKS RELATED TO PUBLIC COMPANIES

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012 and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we have only included two years, rather than the customary three, of audited financial statements and two years, rather than the customary five, of selected financial data in this Annual Report on Form 10-K. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to delay such adoption of new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies that comply with all public company accounting standards.

We may take advantage of these exemptions until we are no longer an emerging growth company. Under the JOBS Act, we may be able to maintain emerging growth company status for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second quarter during any fiscal year before the end of such five-year period or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

New regulations related to conflict minerals may force us to incur additional expenses and otherwise adversely impact our business.

The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations for the rule began May 31, 2014 and are required annually thereafter. As a new public company, we will be required to comply with the reporting obligations beginning with our fiscal year ended January 1, 2017. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

We will incur increased costs as a result of being a public company, particularly after we are no longer an “emerging growth company” and our management expects to devote substantial time to public company compliance programs.

As a public company, and increasingly after we are no longer an “emerging growth company” we will incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development and commercialization activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain the listing of our common stock on the NYSE MKT which would likely have a material adverse effect on the trading price of our common stock.

In the future, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit and compensation committees.

Our internal control over financial reporting as a public company now requires us to meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could result in material misstatements of our annual or interim financial statements and have a material adverse effect on our business and share price.

We are now currently required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. This requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment will need to include the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting, including the audit committee of the board of directors.

Finally, as a public company we believe that we will need to expand our accounting resources, including the size and expertise of our internal accounting team, to effectively execute a quarterly close process and on an appropriate time frame for a public company. If we are unsuccessful or unable to sufficiently expand these resources, we may not be able to produce U.S. generally accepted accounting principles (GAAP)-compliant financial statements on a time frame required to comply with our reporting requirements under the Exchange Act, and the financial statements we produce may contain material misstatements, either of which could cause investors to lose confidence in our financial reports and our financial reporting generally, which could lead to a decline in the trading price of our common stock.

Our independent registered public accounting firm identified two material weaknesses and a significant deficiency prior to our IPO, of which the significant deficiency has not yet been remedied. A material weakness or significant deficiency increases the possibility that a material misstatement of our financial statements will not be prevented or detected and could adversely affect investor confidence in us and the trading price of our common stock.

Our independent registered public accounting firm identified a significant deficiency in the internal controls at one of our subsidiaries: one individual at the subsidiary had full access to network and financial applications and the ability to post transactions without additional review procedures.

We have begun to address the significant deficiency identified by our independent registered public accounting firm, but have not yet remediated the significant deficiency. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we (1) are no longer an “emerging growth company” as defined in the JOBS Act and (2) no longer qualify as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934 or the Exchange Act. However, in the event that our internal controls over financial reporting are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following sets forth our facilities as of January 3, 2016.

Principal Uses	Location	Approximate Square Footage	Owned or Leased
Headquarters, Sales/Engineering, Manufacturing	Auburn Hills, Michigan	150,000	Leased
Sales/Engineering Manufacturing	LaFayette, Georgia	147,000	Owned
Sales/Engineering Manufacturing	Monterrey, Mexico	91,000	Leased
Manufacturing	Queretaro, Mexico	32,000	Leased
Manufacturing	Bryan, Ohio	42,000	Leased
Sales/Engineering Manufacturing	Louisville, Kentucky	73,000	Owned
Manufacturing	Evansville, Indiana	66,500	Owned
Manufacturing	Ft. Smith, Arkansas	70,000	Owned
Manufacturing	Murfreesboro, Tennessee	71,000	Owned
Manufacturing	Concord, MI	72,000	Leased

We also have an independent sales representative who maintains offices in Baldham, Germany. We do not lease or own the facilities at which he maintains his offices.

Each of our owned properties has been mortgaged to our bank to secure our borrowings under our senior credit facility.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any government authority or any other party involving our business. As of the date of this Annual Report on Form 10-K, no director, officer or affiliate is: (1) a party adverse to us in any legal proceeding, or (2) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES

Price Range of Common Stock

Our common stock began trading on the NYSE MKT under the symbol “UFAB” on July 1, 2015. Prior to that date, there was no public market for our common stock. Our IPO was priced at $9.50 per share on July 1, 2015. The following table sets for the periods indicated the high and low closing sales price per share of our common stock as reported on the NYSE MKT:

Fiscal Year 2015:	High	Low
Period from July 1, 2015 through October 4, 2015	$14.30	$10.64
Period from October 5, 2015 through January 3, 2016	$12.95	$11.15

Number of Stockholders

As of March 2, 2016 there were 97 holders of record of the Company's common stock. Due to the fact that many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We paid a dividend of $0.15 per share in each of the third and fourth quarters of 2015. In addition, on February 11, 2016 the board of directors declared a quarterly cash dividend of $0.15 per common share with respect to the first quarter of 2016. The dividend will be payable on March 7, 2016 to stockholders of record at the close of business on February 29, 2016. Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity, and capital requirements. Our senior secured credit facility contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.

Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders (1)	745,000	$6.54	5,000
Equity compensation plans not approved by security holders	—	$—	—

(1) Includes options approved under the 2013 Stock Incentive Plan and 2014 Omnibus Performance Award Plan that were granted to employees of the Company and the board of directors and were registered on Form S-8 (333-206140) on August 6, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Our policy is that fiscal years end on the Sunday closest to December 31. The consolidated statements of operations data and cash flows for the years ended January 3, 2016 and January 4, 2015 and the consolidated balance sheet data as of January 3, 2016 and January 4, 2015 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales	$143,309	$126,480
Cost of Sales	109,488	95,020
Gross Profit	33,821	31,460
Selling, General, and Administrative Expenses	23,372	21,326
Restructuring Expenses	374	—
Operating Income	10,075	10,134
Non-operating Income (Expense)
Investment income	—	21
Other income	23	51
Interest expense	(2,755)	(3,667)
Total non-operating expense	(2,732)	(3,595)
Income – Before income taxes	7,343	6,539
Income Tax Expense	2,314	2,074
Net Income	$5,029	$4,465
Net Income per share
Basic	$0.62	$0.66
Diluted	$0.60	$0.65
Weighted Average Shares Outstanding
Basic	8,174	6,740
Diluted	8,427	6,864
Statement of Cash Flow Data
Cash flow provided by (used in):
Operating Activities	$4,942	$7,128
Investing Activities	(15,439)	(6,011)
Financing Activities	10,468	(1,253)
Other Financial Data
Adjusted EBITDA (1)	$15,590	$14,496

(1) See Adjusted EBITDA detail including the definition and calculation of amounts presented here in this document in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	As of January 3, 2016	As of January 4, 2015
	(in thousands)
Selected Balance Sheet Data:
Working Capital(1)	$23,047	$16,318
Net property, plant and equipment (2)	18,761	17,920
Total assets	99,921	84,151
Total debt	31,213	39,972
Total stockholders' equity	48,013	16,592

(1) Represents current assets less current liabilities
(2) Excludes assets held for sale of $2,033 as of January 3, 2016

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements for the fifty-two weeks ended January 3, 2016 included in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in other sections of this Annual Report on Form 10-K, particularly in “Business,” “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

Basis of Presentation

The Company’s policy is that fiscal years end on the Sunday closest to December 31.The fifty-two weeks ended 2015 ended on January 3, 2016 and the fifty-two weeks 2014 ended on January 4, 2015. The Company’s operations are classified in one reportable business segment. Although we recently expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

•
disclose certain executive compensation and related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Unique’s market served is the North America automotive and heavy duty truck, appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this Annual Report on Form 10-K as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Murfreesboro, Tennessee (through January 2016), Bryan, Ohio and Monterrey, Mexico. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

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

Recent Developments

IPO

On July 7, 2015, we completed our IPO of 2,702,500 shares of common stock at a price to the public of $9.50 per share, including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, we received net IPO proceeds of approximately $22.2 million. We used part of these proceeds to repay the $13.1 million principal amount of our 16% senior subordinated note together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolver portion of our senior secured credit facility. Amounts paid under the facility will be available to be re-borrowed, subject to compliance with the terms of the facility. We also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the inital public offering price of $9.50 per share, and may be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO.

Acquisition

On August 31, 2015, the Company acquired (the “Acquisition”) the business and substantially all of the assets of Great Lakes, a Michigan based polyurethane manufacturer, for total net cash consideration of $11.95 million, with a portion being held in escrow to fund the obligations of Great Lakes and its stockholders to indemnify Unique against certain claims, losses, and liabilities.

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

Facility Closure

On October 27, 2015, the Company announced its intention to close its manufacturing facility in Murfreesboro, Tennessee. The Company ceased operations at the Murfreesboro facility in January of 2016. The Company eliminated approximately 30 as a result of the closing.

The Company's decision resulted from the tight labor market in Murfreesboro and the struggle to staff production levels to meet the ongoing growth strategy for the products manufactured at the plant. To enable the Company to service its customers at the increasing volumes projected, the Company decided to move existing Murfreesboro production to our other manufacturing facilities in Evansville, Indiana and LaFayette, Georgia. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as the closing does not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company provided employees severance pay, health benefits continuation and job search assistance. The Company incurred approximately $0.2 million in one-time employee termination costs in 2015 and $0.2 million in other costs related to the closure in 2015, which primarily consists of moving existing production equipment from Murfreesboro to other Company facilities. The expenses were recorded to the restructuring expense line in continuing operations in the Company's statement of operations. At this time, the Company expects no additional costs related to the one time-employee terminations and expects future cost of $0.2 million related to other costs to be incurred in connection with the closure. The Company also intends to sell the building in Murfreesboro, which the Company owns, which has a current net book value of $2.0 million, and a current estimated selling price of approximately $2.8 million. The building qualifies as held for sale, is expected to be sold in the next year, and is presented properly as such in the consolidated balance sheet as a current asset.

Dividend Declaration

On February 11, 2016, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on March 7, 2016 to shareholders of record at the close of business on February 29, 2016.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, the financial covenants in our senior secured credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-recurring integration expense, non-cash stock awards, non-recurring step-up of inventory basis to fair market value, non-recurring IPO costs, transaction fees related to our acquisitions, and restructuring expenses. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (1) non-cash items or (2) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

Fifty-Two Weeks Ended January 3, 2016 and Fifty-Two Weeks Ended January 4, 2015

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(in thousands)
Net income	$5,029	$4,465
Plus: Interest expense, net	2,755	3,667
Plus: Income tax expense	2,314	2,074
Plus: Depreciation and amortization	3,903	3,525
Plus: Non-cash stock award	206	34
Plus: Non-recurring integration expenses	87	110
Plus: Non-recurring step-up of inventory basis to fair market value	146	384
Plus: Non-recurring IPO costs	230	—
Plus: Transaction fees	546	237
Plus: Restructuring expenses	374	—
Adjusted EBITDA	$15,590	$14,496

Comparison of Results of Operations for the Fifty-Two Weeks Ended January 3, 2016 and the Fifty-Two Weeks Ended January 4, 2015

On August 31, 2015, the Company acquired the business and substantially all of the assets of Great Lakes for a cash purchase price of $11.82 million. Following the closing, we made a payment to the seller of $0.13 million as a result of post-closing calculation of net working capital. For the fifty-two weeks ended January 3, 2016, our financial results include the transaction related expenses from the acquisition and the results of operations of the Great Lakes business from August 31, 2015 through January 3, 2016.

On February 6, 2014, we moved to become more vertically integrated by acquiring, through a newly formed subsidiary, Unique-Chardan, Inc., substantially all of the assets, of one of our key suppliers, Chardan Corp., or Chardan, for a cash purchase price of $2.20 million paid at closing plus a promissory note in the amount of $0.50 million, the principal of which is payable in a lump sum on February 6, 2019. Following the closing, we made a payment to the seller of $0.12 million as a result of post-closing calculations of net working capital. For the fifty-two weeks ended January 4, 2015, our financial results include transaction related expenses from the Chardan and results of operations of the Chardan business from February 7, 2014 through January 4, 2015. For the fifty-two weeks ended January 3, 2016, Chardan's results are included in our financial results for the entire period.

For the fifty-two weeks ended January 3, 2016, the Company grew net sales compared to the fifty-two weeks ended January 4, 2015 as a result of the acquisitions of Chardan and Great Lakes, new product introductions and continued growth of our core markets. We financed the acquisition of Great Lakes on August 31, 2015 through a $11.82 million borrowing on our revolver. We financed the acquisition of Chardan on February 6, 2014 through a $2.2 million borrowing on our revolver and the issuance of $0.50 million principal amount of a 6% subordinated note to the seller.

Fifty-Two Weeks Ended January 3, 2016 and Fifty-Two Weeks Ended January 4, 2015

Net Sales

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(in thousands)
Net sales	$143,309	$126,480

Net sales for the fifty-two weeks ended January 3, 2016 were approximately $143.31 million compared to $126.48 million for the fifty-two weeks ended January 4, 2015. The increase in net sales for the fifty-two weeks ended January 3, 2016 included approximately $13.00 million attributable to our increased market penetration and content per vehicle, new product introductions, increased sales from approximately five more weeks of Chardan included in the results for the fifty-two weeks ended January 3, 2016 versus the fifty-two weeks ended January 4, 2015, and eighteen weeks of sales from the Great Lakes acquisition that occurred on August 31, 2015. Other increases in net sales for the fifty-two weeks ended January 3, 2016 were primarily attributable to a 3.4% overall increase in North American vehicle production in such period as compared to production during the fifty-two weeks ended January 4, 2015.

Cost of Sales

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(in thousands)
Materials	$73,682	$65,539
Direct labor and benefits	20,858	16,444
Manufacturing overhead	13,731	12,005
Sub-total	108,271	93,988
Depreciation	1,217	1,032
Cost of Sales	109,488	95,020
Gross Profit	$33,822	$31,460

Cost of Sales as a Percent of Net Sales

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
Materials	51.4%	51.8%
Direct labor and benefits	14.6%	13.0%
Manufacturing overhead	9.6%	9.5%
Sub-total	75.6%	74.3%
Depreciation	0.8%	0.8%
Cost of Sales	76.4%	75.1%
Gross Profit	23.6%	24.9%

Cost of sales as a percentage of net sales for the fifty-two weeks ended January 3, 2016 increased to 75.6% from 74.3% for the fifty-two weeks ended January 4, 2015. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits as a percentage of net sales, partially offset by lower material costs as a percentage of net sales. Material costs decreased to 51.4% for the fifty-two weeks ended January 3, 2016 from 51.8% for the fifty-two weeks ended January 4, 2015. Material costs for the fifty-two weeks ended January 3, 2016 were lower compared to the fifty-two weeks ended January 4, 2015 primarily due to favorable product mix and the acquisition of Chardan in February 2014 which eliminated the material markup on the products that Chardan supplies to us. These markups were present in 2014 before the acquisition, but not included in any material cost in 2015. Direct labor and benefit costs as a percentage of net sales was 14.6% for the fifty-two weeks ended January 3, 2016 compared to 13.0% for the fifty-two weeks ended January 4, 2015. Labor and benefit costs in the fifty-two weeks ended January 3, 2016 were higher due to the increase in direct labor hours, directly related to reduced labor productivity due to a new product the Company launched in the second quarter of 2015. We also increased labor hours as we built up inventory of this product in anticipation of the closing of the Murfreesboro facility that this new product is manufactured at, which we announced in the fourth quarter of 2015. We expect to continue manufacturing this new product at the plant facilities to which we are moving the Murfreesboro production. Manufacturing overhead costs as a percentage of net sales remained stable as they were at 9.6% for the fifty-two weeks ended January 3, 2016 and 9.5% for the fifty-two weeks ended January 4, 2015.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the fifty-two weeks ended January 3, 2016 decreased to 23.6% from 24.9% for the fifty-two weeks ended January 4, 2015.

Selling, General and Administrative Expenses (“SG&A”)

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$20,264	$18,596
Transaction expenses	422	237
Subtotal	20,686	18,833
Depreciation and amortization	2,686	2,493
SG&A	$23,372	$21,326
SG&A as a % of net sales	16.3%	16.9%

SG&A as a percentage of net sales for the fifty-two weeks ended January 3, 2016 decreased to 16.3% from 16.9% for the fifty-two weeks ended January 4, 2015. The decrease is primarily related to lower professional and consulting fees in the fifty-two weeks ended January 3, 2016 compared to the fifty-two weeks ended January 4, 2015, as well as the Company effectively leveraging its cost structure as fixed costs in SG&A represent a lower percentage of overall net sales in the fifty-two weeks ended January 3, 2016 compared to the fifty-two weeks ended January 4, 2015.

Restructuring Expenses

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(in thousands)
Restructuring expenses	$374	$—

Restructuring expenses for the fifty-two weeks ended January 3, 2016 were $0.38 million compared to $0.00 million for the fifty-two weeks ended January 4, 2015. The restructuring expenses for the fifty-two weeks ended January 3, 2016 were due to the closure of the Murfreesboro facility which was announced in October 2015.

Operating Income

As a result of the foregoing factors, operating income for the fifty-two weeks ended January 3, 2016 was $10.08 million compared to operating income of $10.13 million for the fifty-two weeks ended January 4, 2015.

Non-Operating Expense

Non-operating expense for the fifty-two weeks ended January 3, 2016 was $2.73 million compared to $3.60 million for the fifty-two weeks ended January 4, 2015. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $2.76 million for the fifty-two weeks ended January 3, 2016, compared to $3.67 million for the fifty-two weeks ended January 4, 2015. The decrease in interest expense in the 2015 period was primarily due to a decrease in interest expense on our term loan primarily due to $2.0 million less remaining on the principal balance of the term loan in 2015 as well as a lower average interest rate in 2015 as compared to 2014. Also there was less interest expense related to our subordinated debt in 2015 as compared to 2014 which we repaid as part of the IPO proceeds in July 2015.

Income before Income Taxes

As a result of the foregoing factors, income before income taxes for the fifty-two weeks ended January 3, 2016 was $7.34 million, compared to $6.54 million for the fifty-two weeks ended January 4, 2015.

Income Tax Provision

For the fifty-two weeks ended January 3, 2016, the effective income tax rate of 31.5%, applied to pre-tax income, resulted in income tax expense of $2.31 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, which provided a $0.20 million income tax benefit which reduced our effective tax rate by 2.7%. During the fifty-two weeks ended January 4, 2015 the effective income tax rate of 31.7%, applied to pre-tax income, resulted in income tax expense of $2.07 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD which provided a $0.18 million income tax benefit which reduced our effective tax rate by 2.8%. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of January 3, 2016. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the fifty-two weeks ended January 3, 2016 was $5.03 million compared to $4.47 million during the fifty-two weeks ended January 4, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility from our senior lender. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of January 3, 2016 and January 4, 2015, we had a cash balance of $0.73 million and $0.76 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of January 3, 2016 and January 4, 2015, we had $10.11 million and $10.45 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty two weeks. Subsequent to the closing of our IPO, we used proceeds remaining after paying the 16% senior subordinated note to temporarily reduce the outstanding balance on our revolving line of credit. We then financed the acquisition of Great Lakes on August 31, 2015 with borrowings under our revolving line of credit.

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

The following table presents cash flow data for the periods indicated.

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$4,942	$7,128
Investing activities	(15,439)	(6,011)
Financing activities	10,468	(1,253)

As a public company, we will incur additional general and administrative expenses that we did not incur as a private company, such as, increased directors and officers liability insurance premiums, investor relation costs, NYSE MKT listing expenses and increased legal and accounting expenses.

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, amortization of debt issuance costs, amortization of deferred financing charges, loss on sale of assets, gain or loss on derivative instruments, bad debt expense or recoveries, stock option expense, extinguishment of debt, excess tax benefits from stock based compensation, changes in deferred income taxes, accrued and other liabilities, prepaid expenses and other assets, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, accounts payable and accrued interest.

During the fifty-two weeks ended January 3, 2016, net cash provided by operating activities was $4.94 million, compared to cash provided by operating activities of $7.13 million for the fifty-two weeks ended January 4, 2015.

Net cash provided by operating activities for the fifty-two weeks ended January 3, 2016 was mainly impacted by an increase in net income to $5.03 million resulting from the expansion of our operations offset by decreases in working capital primarily in inventory.

The net cash provided by operating activities for the fifty-two weeks ended January 4, 2015 was mainly impacted by net income of $4.47 million.

Investing Activities

Cash used in investing activities consists principally of business acquisitions and purchases of property, plant and equipment.

In the fifty-two weeks ended January 3, 2016, we paid $11.82 million in cash to acquire the Great Lakes business. We also made capital expenditures of $3.57 million of which $1.84 million was related to the construction of a new facility in Georgia.

In the fifty-two weeks ended January 4, 2015, we paid $2.32 million in cash to acquire the Chardan business. During the period, we also made capital expenditures of $3.89 million mainly for increased manufacturing capacity and operational improvements specifically related to the construction of a new facility in Georgia, of which $2.58 million was specifically incurred in 2014.

Financing Activities

Cash flows provided by (used in) financing activities consisted primarily of borrowings and payments under our senior credit facility, payment of debt issuance costs, proceeds from the sale of stock, the repayment of debt assumed through acquisitions, proceeds received from our IPO, payment of IPO costs, and distribution of cash dividends.

In the fifty-two weeks ended January 3, 2016, we had inflows of $10.47 million primarily due to $25.67 million of gross proceeds we received in the IPO as well as $5.83 million of proceeds from our revolving credit facility. These amounts were partially offset by $15.15 million of payments on debt, including $13.1 million paid on our subordinated debt from proceeds received from the IPO. Other outflows included $3.45 million due to expenses for the completed IPO, $0.75 million for post acquisition payments we made in regards to the 2013 Unique Fabricating acquisition, and outflows of $2.88 million on payments of cash dividends.

As of January 3, 2016, $14.78 million was outstanding under the revolving credit facility. Borrowings under the revolver are subject to a borrowing base and reduced to the extent of letters of credit issued under the senior credit facility. As of January 3, 2016, the maximum additional available borrowings under the revolver was $10.11 million. Amounts repaid under the revolver will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the fifty-two weeks ended January 4, 2015, we had net payments of $0.81 million on our senior secured credit facility, and $0.58 million due to expenses for the expected IPO.

Senior Credit Facility

We maintain a senior credit facility with Citizens Bank, National Association (formerly RBS Citizens, N.A.) pursuant to which we currently may borrow up to $25.00 million under the revolver and up to $20.00 million under the term loan. The borrower under the facility is Unique Fabricating NA, Inc., and borrowings are guaranteed by the Company and each of our subsidiaries other than Unique Fabricating NA, Inc. The term loan bears interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5% per annum. The term loan had an effective rate of 3.567% per annum as of January 3, 2016. The term loan matures in December 2017. The revolver bears interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. The revolver had an effective rate of 3.500% per annum as of January 3, 2016. The half percent range per annum on the term loan and revolver is determined quarterly based on the senior leverage ratio. We are permitted to prepay in part or in full amounts due under the senior credit facility without penalty. Our obligations under the senior credit facility may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership. In the event of an event of default, the interest rate on the revolver and term loan will increase by 2.0% per annum plus the then applicable rate. The senior credit facility requires that we repay term loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 3, 2016 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of each year is less than 2:00 to 1:00.

Unique Fabricating NA, Inc.'s obligations under the senior credit facility are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including capital stock of the United States subsidiaries of Unique Fabricating NA, Inc. and by a mortgage on our facilities in LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Fort Smith, Arkansas and Murfreesboro, Tennessee (through the sale of facility expected in 2016).

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

We must comply with financial loan covenants and a senior funded indebtedness to EBITDA covenant, as defined. As of January 3, 2016, we were in compliance with all loan covenants.

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

Contractual Obligations and Commitments

The following table summarizes our future minimum payments under contractual commitments as of January 3, 2016:

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,217	$1,537	$2,793	$1,856	$31
Long-term debt	31,312	2,519	28,293	500	—
Management services agreement	1,125	225	450	450	—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.

Acquisitions

In accordance with accounting guidance for the provisions in Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Other estimates used in determining fair value include, but are not limited to, future cash flows or income related to intangibles, market rate assumptions and appropriate discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but that are inherently uncertain, and therefore, may not be realized. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Revenue Recognition

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
Stock Based Compensation

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

Accounts Receivable Allowance

Establishing valuation allowances for doubtful accounts requires the use of estimates and judgment in regard to the risk exposure and ultimate realization. The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, including bankruptcies, and aging of receivables at the end of each period. Changes to our assumptions could materially affect our recorded allowance. Also, while the Company has a large customer base that is geographically dispersed, certain customers are significant and a general economic downturn could result in higher than expected defaults and, therefore, the need to revise the estimates for bad debts.

Inventory

Inventories are valued at lower of cost or market, using the first-in, first-out (FIFO) method. Inventory includes the cost of materials, labor, and overhead. Abnormal amounts of idle facility expense, freight in, handling costs and spoilage are recognized as current period charges. Overhead is allocated to inventory based upon normal capacity at the production facility.

Goodwill

We review our goodwill for impairment annually during the fourth quarter, or whenever adverse events or changes in circumstances indicate a possible impairment. This review utilizes a two-step impairment test covering goodwill and other indefinite-lived intangibles. The first step involves a comparison of the fair value of the reporting unit to its carrying value.
If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a measurement and comparison of the fair value of goodwill with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company has determined that it operates as a single operating segment and reporting unit.

The determination of the fair value of the reporting unit and corresponding goodwill require us to make significant judgments and estimates. These assumptions require significant judgment and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially affect our conclusions on this matter.
Impairment and Amortization of Long-Lived and Intangible Assets

Our identifiable intangible assets are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. Our long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever adverse events or changes in circumstances indicate that the related carrying amount may be impaired. An impairment loss is recognized when the carrying value of a long-lived asset exceeds its fair value. Significant judgments and estimates are used by management when evaluating long-lived assets for impairment. If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

Income Taxes

Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.

When establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” A tax planning strategy is defined as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. The valuation of deferred tax assets requires judgment and accounting for the deferred tax effect of events that have been recorded in the financial statements or in tax returns and our future projected profitability. Changes in our estimates, due to unforeseen events or otherwise, could have a material impact on our financial condition and results of operations.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances or valuation allowance balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Unique Fabricating, Inc.

We have audited the accompanying consolidated balance sheets of Unique Fabricating, Inc. (the “Company”) as of January 3, 2016 and January 4, 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fifty-two week periods ended January 3, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unique Fabricating, Inc. as of January 3, 2016 and January 4, 2015, and the results of their operations and their cash flows for each of the fifty-two week periods ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 9, 2016

UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	January 3, 2016	January 4, 2015
Assets
Current Assets
Cash and cash equivalents	$726,898	$756,044
Accounts receivable – net	20,480,186	18,747,468
Inventory – net	14,585,611	10,488,051
Prepaid expenses and other current assets:
Prepaid expenses and other	1,494,697	1,613,327
Refundable taxes	55,477	—
Deferred tax asset	1,063,721	1,288,704
Assets held for sale	2,033,327	—
Total current assets	40,439,917	32,893,594
Property, Plant, and Equipment – Net	18,761,178	17,920,073
Goodwill	19,213,958	15,183,417
Intangible Assets	20,139,213	16,748,466
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	120,742	61,094
Debt issuance costs	192,098	289,942
Total assets	$99,921,226	$84,150,706
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,430,662	$10,177,820
Current maturities of long-term debt	2,519,069	2,018,133
Income taxes payable	—	90,169
Accrued compensation	2,283,833	2,791,260
Other accrued liabilities	1,159,028	1,498,094
Total current liabilities	17,392,592	16,575,476
Long-term debt – net of current portion	13,906,993	29,000,612
Line of credit	14,787,191	8,952,865
Other long-term liabilities
Deferred tax liability	5,774,452	6,497,330
Other liabilities	46,874	86,511
Total liabilities	51,908,102	61,112,794
Redeemable Common Stock – 0 and 2,415,399 shares issued and outstanding with a redemption value of $0 and $11,362,481 at January 3, 2016 and January 4, 2015, respectively	—	6,445,977
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,591,860 and 4,324,599 issued and outstanding at January 3, 2016 and January 4, 2015, respectively	9,592	4,325
Additional paid-in-capital	44,352,188	13,723,456
Retained earnings	3,651,344	2,864,154
Total stockholders’ equity	48,013,124	16,591,935
Total liabilities and stockholders’ equity	$99,921,226	$84,150,706

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
Net Sales	$143,309,634	$126,480,235
Cost of Sales	109,488,101	95,020,102
Gross Profit	33,821,533	31,460,133
Selling, General, and Administrative Expenses	23,372,201	21,325,888
Restructuring Expenses	374,230	—
Operating Income	10,075,102	10,134,245
Non-operating Income (Expense)
Investment income	230	21,192
Other income	23,021	50,627
Interest expense	(2,755,091)	(3,667,400)
Total non-operating expense	(2,731,840)	(3,595,581)
Income – Before income taxes	7,343,262	6,538,664
Income Tax Expense	2,314,324	2,073,824
Net Income	$5,028,938	$4,464,840
Net Income per share
Basic	$0.62	$0.66
Diluted	$0.60	$0.65

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 29, 2013	4,324,599	$4,325	$13,689,125	$252,154	$13,945,604
Net income	—	—	—	4,464,840	4,464,840
Stock option expense	—	—	34,331	—	34,331
Reduction for accretion on redeemable stock	—	—	—	(1,852,840)	(1,852,840)
Balance - January 4, 2015	4,324,599	$4,325	$13,723,456	$2,864,154	$16,591,935

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 4, 2015	4,324,599	$4,325	$13,723,456	$2,864,154	$16,591,935
Net income	—	—	—	5,028,938	5,028,938
Stock option expense	—	—	205,845	—	205,845
Reduction for accretion on redeemable stock	—	—	—	(1,364,031)	(1,364,031)
Reclassification of redeemable common stock to common stock and additional paid-in capital	2,415,399	2,415	7,807,592	—	7,810,007
Exercise of warrants and options for common stock	149,362	149	396,922	—	397,071
Issuance of common stock pursuant to an initial public offering	2,702,500	2,703	25,671,047	—	25,673,750
Common stock initial public offering issuance costs and underwriter fees	—	—	(3,452,674)	—	(3,452,674)
Cash dividends paid	—	—	—	(2,877,717)	(2,877,717)
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Cash Flows

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
Cash Flows from Operating Activities
Net income	$5,028,938	$4,464,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,903,429	3,524,669
Amortization of debt issuance costs	269,629	313,853
Loss on sale of assets	48,135	25,626
Loss on extinguishment of debt	386,552	—
Bad debt (recovery) expense, net of recoveries	(36,811)	407,248
(Gain) loss on derivative instrument	(39,638)	55,785
Stock option expense	205,845	34,331
Excess tax benefits from stock based compensation	(139,060)	—
Deferred income taxes	(496,427)	(1,173,395)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(694,902)	(1,820,427)
Inventory	(2,981,751)	(1,798,050)
Prepaid expenses and other assets	6,005	914,044
Accounts payable	(158,202)	1,893,740
Accrued and other liabilities	(359,982)	285,860
Net cash provided by operating activities	4,941,760	7,128,124
Cash Flows from Investing Activities
Purchases of property and equipment	(3,565,578)	(3,885,050)
Proceeds from sale of property and equipment	73,847	17,264
Acquisition of Chardan Corporation, net of cash	—	(2,316,911)
Working capital adjustment from acquisition of PTI	—	173,740
Acquisition of Great Lakes Foam Technologies, Inc., net of cash	(11,819,991)	—
Working capital adjustment from acquisition of Great Lakes Foam Technologies, Inc.	(127,401)	—
Net cash used in investing activities	(15,439,123)	(6,010,957)
Cash Flows from Financing Activities
Net change in bank overdraft	660,447	311,065
Payments on debt and in-kind interest	(15,151,028)	(2,022,598)
Proceeds from revolving credit facilities	5,834,326	1,216,409
Debt issuance costs	—	(13,400)
Expenses of in process equity offering	—	(575,792)
Post acquisition payments for Unique Fabricating	(755,018)	(168,633)
Proceeds from the issuance of common stock pursuant to initial public offering	25,673,750	—
Payment of initial public offering costs	(3,452,674)	—
Proceeds from exercise of stock options and warrants	397,071	—
Excess tax benefits from stock based compensation	139,060	—
Distribution of cash dividends	(2,877,717)	—
Net cash provided by (used in) financing activities	10,468,217	(1,252,949)
Net Decrease in Cash and Cash Equivalents	(29,146)	(135,782)
Cash and Cash Equivalents – Beginning of period	756,044	891,826
Cash and Cash Equivalents – End of period	$726,898	$756,044

Supplemental Disclosure of Cash Flow Information – Cash paid for
Interest	$2,588,894	$3,482,230
Income taxes	$2,619,977	$2,466,091
Supplemental Disclosure of Cash Flow Information – Non cash investing and financing activities for
Note payable incurred for Chardan acquisition	$—	$500,000
Accretion on redeemable common stock	$1,364,031	$1,852,840

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

Initial Public Offering — On July 7, 2015, the Company completed its initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share (the "IPO"), including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, the Company received net IPO proceeds of approximately $22.2 million. Of these proceeds the Company used a portion to pay all of the $13.1 million principal amount of our 16% senior subordinated note, together with accrued interest through the date of payment. The Company used the remaining proceeds to temporarily reduce borrowings under the revolver portion of its senior secured credit facility. The Company also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the initial public offering price of $9.50 per share, and can be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO. The warrants have an aggregate grant date fair value of $336,300 and have been classified as equity and incremental direct costs associated with the IPO. Accordingly, the warrants do not impact our consolidated financial statements.

Fiscal Years — The Company’s year-end periods end on the Sunday closest to December 31. The 52-week fiscal year periods for 2015 and 2014 ended on January 3, 2016 and January 4, 2015, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $734,230 and $704,713 at January 3, 2016 and January 4, 2015, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 52 weeks ended January 3, 2016 and 52 weeks ended January 4, 2015, respectively.

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

There were no impairment charges recognized during the 52 weeks ended January 3, 2016 and 52 weeks ended January 4, 2015, respectively.

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

At January 3, 2016 and January 4, 2015, debt issuance costs were $192,098 and $289,942, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $98,452 and $656,789, respectively. The subordinated note was entirely paid off with the IPO proceeds. On the date paid off, $386,552 of debt discounts remained to be amortized. The Company concluded that the debt discounts qualified for extinguishment accounting and were recognized as a loss on extinguishment immediately. The extinguishment was recognized as part of interest expense in the consolidated statements of operations. Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $269,629 for the 52 weeks ended January 3, 2016 and $313,853 for the 52 weeks ended January 4, 2015, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Cost basis investments acquired as part of a business combination are recorded at estimated fair value at the time of the business combination. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

recognized when incurred. Dividend income of $0 and $21,164 was recognized for the 52 weeks ended January 3, 2016 and the 52 weeks ended January 4, 2015, respectively. No impairment loss was recognized for the 52 weeks ended January 3, 2016 and 52 weeks ended January 4, 2015, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheet. Accounts payable included $2,403,498 and $1,811,757 of checks issued in excess of available cash balances at January 3, 2016 and January 4, 2015, respectively.

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

Shipping and Handling — Shipping and handling costs are included in cost of sales as they are incurred.

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

The Company recognizes the benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of January 3, 2016 and January 4, 2015. The Company files income tax returns in the United States and Mexico as well as various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2012 in the United States and before 2008 in Mexico. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 52 weeks ended January 3, 2016 and January 4, 2015, respectively.

Foreign Currency Adjustments — The Company’s functional currency for all operations worldwide is the United States dollar. Nonmonetary assets and liabilities of foreign operations are remeasured at historical rates and monetary assets and liabilities are remeasured at exchange rates in effect at the end of each reporting period. Income statement accounts are remeasured at average exchange rates for the year. Gains and losses from translation of foreign currency financial statements into United States dollars are classified in operating income in the consolidated statements of operations.

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 52 weeks ended January 3, 2016 and 52 weeks ended January 4, 2015, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: 15, 15, and 15 percent, respectively, during the 52 weeks ended January 3, 2016; and 18, 18, and 14 percent, respectively, during the 52 weeks ended January 4, 2015. Company sales and accounts receivable are primarily directly to Tier 1 suppliers. No Tier 1 suppliers represented more than 10 percent of direct Company sales for any period noted above. No suppliers accounted for more than 10 percent of direct accounts receivable as of January 3, 2016 or January 4, 2015.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Labor Markets — At January 3, 2016, of the Company’s hourly plant employees working in the United States manufacturing facilities, 31 percent were covered under a collective bargaining agreement which expires in August 2016 while another 5 percent were covered under a separate agreement that expires in January 2017.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the functional currency gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At January 3, 2016, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2015 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 52 weeks ended January 3, 2016 and 52 weeks ended January 4, 2015, 12, and 11 percent, respectively, of the Company’s production occurred in Mexico. Sales derived from customers located in Mexico, Canada, and other foreign countries were 13, 4, and 1 percent, respectively during the 52 weeks ended January 3, 2016, and 13, 5, and 1 percent, respectively, during the 52 weeks ended January 4, 2015, of the Company’s total sales.

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

Recently Issued Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Currently, such costs are required to be presented as a non current asset in an entity's balance sheet and amortized into interest expense over the term of the related debt instrument. The changes implemented by the ASU require that debt issuance costs be presented in the entity's balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged per the ASU. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2015. The ASU allows for early adoption, however, management is currently evaluating the potential impact of these changes in the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date to defer implementation of 2014-09 by one year. The guidance is now currently effective for fiscal years beginning after December 15, 2018 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. The ASU allows for early adoption for fiscal years beginning after December 15, 2016, however, the Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Currently, deferred income tax liabilities and assets are required to be separated into current and noncurrent amounts in an entity's balance sheet. The changes implemented by the ASU require that all deferred income tax liabilities and assets are to be classified as noncurrent on the balance sheet. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The ASU allows for early adoption, however, management is currently evaluation the potential impact of these changes in the consolidated financial statements of the Company.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2 — Business Combinations

2014
On February 6, 2014, the Company, through a newly created subsidiary, Unique-Chardan, Inc., acquired substantially all of the assets of Chardan, Corp. (“Chardan”) for total consideration of $2,816,911, after all adjustments described below. The consideration was in the form of $2,316,911 of cash and a $500,000 note payable to the former owner. The note is due in a lump sum on February 6, 2019, with interest payable monthly at an annual rate of six percent and is subordinated to both the senior credit facility and the subordinated debt. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. During June 2014, the Company paid Chardan $116,911 for the working capital adjustment. This acquisition was financed through existing debt facilities without the need for further revisions to any debt or equity agreements. The Company incurred costs of $236,537 related to the acquisition of Chardan. Sales to the Company represented a significant majority of Chardan’s revenue prior to the acquisition so the acquisition allows the Company to reduce its costs through supply chain integration as well as strengthening the Company's thermoforming capabilities.

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

2015

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

On August 31, 2015, the Company, through a newly created subsidiary, Unique Molded Foam Technologies, Inc., acquired substantially all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”) for total cash consideration of $11,947,392, after all adjustments described below. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. On the date of closing, the Company paid a total purchase price of $12,000,000 less the estimated working capital adjustment of $180,009 owed to the Company by Great Lakes. During November 2015, the Company paid Great Lakes $127,401 for the actual working capital adjustment true-up once the actual working capital was determined. This acquisition was financed through the Company's revolving line of credit without the need for further revisions to any debt or equity agreements. The Company incurred costs of $421,637 related to the acquisition of Great Lakes. The acquisition allows the Company to strengthen its existing product offerings and potentially enable it to access new customers and increase sales to certain of its existing customers.

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

Great Lakes sales included in the accompanying consolidated statements of operations for the 52 weeks ended January 3, 2016, totaled $3,627,337 from the date of acquisition. Great Lakes earnings included in the accompanying statement of operations for the 52 weeks ended January 3, 2016, totaled $235,359 from the date of acquisition. For the 52 weeks ended January 3, 2016, $145,655 in sales was derived from intercompany sales to the Company which were eliminated in consolidation.

The consolidated operating results for the 52 weeks ended January 3, 2016 includes the operating results of Chardan for the whole period. Chardan’s revenue included in the accompanying consolidated statements of operations for the 52 weeks ended January 4, 2015, totaled $4,175,300 from the date of acquisition. Chardan's earnings included in the accompanying consolidated statements of operations for the 52 weeks ended January 4, 2015, totaled $439,931 from the date of acquisition. For the 52 weeks ended January 4, 2015, $2,767,173 in sales was derived from intercompany sales to the Company which were eliminated in consolidation.

The following unaudited pro forma supplementary data for the 52 weeks ended January 3, 2016 and 52 weeks ended January 4, 2015 gives effect to the acquisition of Great Lakes as if it had occurred on December 30, 2013 (the first day of the Company’s 2014 fiscal year), and the acquisition of Chardan as if it had occurred on December 31, 2012 (the first day of the Company’s 2013 fiscal year). The unaudited pro forma supplementary data is provided for informational purposes only and

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(Unaudited)	(Unaudited)
Net sales	$149,669,327	$136,270,474
Net income	$6,185,901	$5,173,841
Net income per common share – basic	$0.76	$0.77
Net income per common share – diluted	$0.73	$0.75

The majority of Chardan sales prior to its acquisition were to the Company. Therefore, the pro forma effect of the combined net income of the entities is more than the effect on net sales due to the elimination of the intercompany sales for the 52 weeks ended January 4, 2015.

Note 3 — Inventory

Inventory consists of the following:

	January 3, 2016	January 4, 2015
Raw materials	$8,048,747	$6,013,045
Work in progress	643,207	499,241
Finished goods	5,893,657	3,975,765
Total inventory	$14,585,611	$10,488,051

Included in inventory are assets located in Mexico with a carrying amount of $1,905,863 at January 3, 2016 and $1,788,902 at January 4, 2015.

The inventory acquired in the 2013 acquisitions of Unique Fabricating and Prescotech Holdings Inc. (“PTI”) included adjustments of $1,076,902 in order to increase the historical FIFO basis to fair value while the 2014 acquisition of Chardan included a fair value adjustment of $54,975, and the 2015 acquisition of Great Lakes included a fair value adjustment of $146,191 for a total of $1,278,068 for all acquisitions since 2013. At January 3, 2016 and January 4, 2015, $0 and $0 , respectively, of this fair value adjustment remained in inventory while $146,191 was included in cost of goods sold during the 52 weeks ended January 3, 2016 and $383,970 was included in cost of goods sold during the 52 weeks ended January 4, 2015.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	January 3, 2016	January 4, 2015	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,541,976	5,435,026	23 – 40
Shop equipment	10,291,903	8,467,946	7 – 10
Leasehold improvements	824,869	642,762	3 – 10
Office equipment	682,884	539,098	3 – 7
Mobile equipment	135,501	105,550	3
Construction in progress	588,343	2,754,411
Total cost	21,728,629	19,607,946
Accumulated depreciation	2,967,451	1,687,873
Net property, plant, and equipment	$18,761,178	$17,920,073

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Depreciation expense was $1,379,176 for the 52 weeks ended January 3, 2016 and $1,154,275 for the 52 weeks ended January 4, 2015.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $637,435 and $628,570 at January 3, 2016 and January 4, 2015, respectively.

Refer to Note 18 for assets held for sale at January 3, 2016.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at January 3, 2016:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$20,948,881	$5,195,109	8.73
Trade names	4,465,322	599,734	20.00
Non-compete agreements	1,161,790	641,937	2.53
Total	$26,575,993	$6,436,780

Intangible assets of the Company consist of the following at January 4, 2015:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$15,614,881	$3,127,128	8.30
Trade names	4,465,322	377,079	20.00
Non-compete agreements	580,790	408,320	1.62
Total	$20,660,993	$3,912,527

The weighted average amortization period for all intangible assets is 10.35 years. Amortization expense for intangible assets totaled $2,524,253 for the 52 weeks ended January 3, 2016 and $2,370,394 for the 52 weeks ended January 4, 2015.

Estimated amortization expense is as follows:

2016	$2,820,002
2017	2,820,002
2018	2,768,668
2019	2,682,746
2020	2,674,253
Thereafter	6,373,542
Total	$20,139,213

Note 6 — Long-term Debt

The Company has a senior credit facility with a bank initially entered into on March 18, 2013 and subsequently amended. The facility was originally entered into in conjunction with the acquisition of Unique Fabricating and provided for a $12.5 million revolving line of credit (“Revolver”) and an $11.0 million term loan facility (“Term Loan”). On December 18, 2013, in conjunction with the acquisition of PTI, the Company entered into an amendment with its bank under the senior credit facility. The amendment increased the Revolver to $15.0 million and the Term Loan to $20.0 million. In October 2014, an additional amendment increased the Revolver to $19.5 million and the increased amount available was used to construct and equip a new facility across the street from the Company's existing facility in LaFayette, Georgia. Construction was completed in September 2015. The total construction costs were $4.4 million which was all funded by the Revolver. The total amount was capitalized, including interest costs of $0.1 million, and will be depreciated over the useful lives of the various assets. In December 2015, an additional amendment increased the Revolver capacity to $25.0 million. It has not yet been determined what this additional capacity could be used for.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

As of January 3, 2016 and January 4, 2015, $14,787,191 and $8,952,865, respectively was outstanding under the Revolver. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30 day LIBOR plus a margin that ranges from 2.75 percent to 3.25 percent (an effective rate of 3.5000 percent and 3.1655 percent at January 3, 2016 and January 4, 2015, respectively), and are secured by substantially all of the Company’s assets. The half percent range per annum on the Term Loan, as noted in the table below, and Revolver is determined quarterly based on the senior leverage ratio.At January 3, 2016, the maximum additional available borrowings under the Revolver were $10,112,809, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company's leased facilities. The maximum amount available as noted was further subject to borrowing base restrictions. The Revolver matures on December 18, 2017. As noted in Note 2, the Company acquired Great Lakes on August 31, 2015. The purchase price amount described in Note 2 was funded by borrowings under the Revolver.

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

Long term debt consists of the following:

	January 3, 2016	January 4, 2015
Term Loan, payable to a bank in quarterly installments of $500,000 through December 31, 2015, $625,000 through December 31, 2016, $750,000 through September 30, 2017, with a lump sum due at maturity. Interest is paid on a quarterly basis at an annual rate of LIBOR plus a margin of 3.00 percent to 3.50 percent (an effective rate of 3.567 percent per annum and 3.495 percent per annum at January 3, 2016 and January 4, 2015, respectively). The Term Loan was originally due on March 15, 2018, but was amended to be due December 18, 2017, and is secured by substantially all of the Company’s assets. At January 3, 2016 and January 4, 2015, the balance of the Term Loan is presented net of a debt discount of $98,452 and $211,402, respectively, from costs paid to or on behalf of the lender.
	$15,901,548	$17,788,598
Subordinated note payable to a private lender. Interest accrued monthly at an annual rate of 16 percent of which 12 percent paid quarterly in cash and 4 percent could be paid in kind at the Company’s discretion. The subordinated note payable was due in full on March 16, 2018, and was subordinated to the Revolver and Term Loan. At January 3, 2016 and January 4, 2015, the balance of the note payable included accumulated paid in kind interest of $0 and $132,887, respectively, and was presented net of a debt discount of $0 and $445,387, respectively, from costs paid to or on behalf of the lender.	—	12,687,500

Note payable to the seller of Chardan which is unsecured and subordinated to the senior credit facility and the subordinated note to the private lender. Interest accrues monthly at an annual rate of 6 percent. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	24,514	42,647
Total debt	16,426,062	31,018,745
Less current maturities	2,519,069	2,018,133
Long-term debt – Less current maturities	$13,906,993	$29,000,612

The senior credit facility contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and a debt service coverage ratio, as defined. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries. As of January 3, 2016 and January 4, 2015, the Company

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

was in compliance with these covenants. Additionally, the Term Loan contains a clause, effective December 31, 2015, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the senior credit facility and certain performance thresholds are not met.

Maturities on the Company’s Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years:

2016	$2,519,069
2017	28,292,636
2018	—
2019	500,000
2020	—
Total	31,311,705
Discounts	(98,452)
Total debt – Net	$31,213,253

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

Effective January 17, 2014, in connection with the refinancing of the senior credit facility during December 2013, the Company terminated the swap described above and entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.27 percent while receiving a variable rate based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. The notional amount begins at $10,000,000 and decreases by $250,000 each quarter until March 31, 2016, when it begins decreasing by $312,500 per quarter until it expires on January 31, 2017. At January 3, 2016 and January 4, 2015 the fair value of this interest rate swap was ($46,874) and ($86,511), respectively which is included in other long-term liabilities in the consolidated balance sheets and the Company paid $93,627 in net monthly settlements in the 52 weeks ended January 3, 2016 and $103,722 for the 52 weeks ended January 4, 2015. Both the change in fair value and the monthly settlements are included in interest expense in the consolidated statements of operations.

Note 8 — Equity

Common Stock

As of January 3, 2016 and January 4, 2015, the Company’s common stock consists of 15,000,000 authorized shares of $0.001 par value stock with 9,591,860 and 6,739,998 shares of common stock, respectively issued and outstanding. As of January 3, 2016 there were 495,000 unissued shares reserved for the Company’s 2013 stock incentive plan and 250,000 unissued shares reserved for the Company's 2014 stock incentive plan both which are further described in Note 10.

On January 14, 2013, (the date of formation of the Company), the Company sold 999,999 shares of common stock for $0.167 per share to a group of founding shareholders. An agreement required the Company to redeem these shares at $0.167 per share if the Company is sold, liquidated or completes an initial public offering for less than $4 per share.

On March 18, 2013, in conjunction with the acquisition of Unique Fabricating, the Company issued shares of common stock to its subordinated lender and a private placement group. Additionally, all of the stockholders entered into agreements

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

which provide for certain restrictions on the transferability of the shares and provides certain shareholders further restrictions, requirements or benefits. The subordinated lender purchased 1,050,000 shares of common stock for $3.33 per share. An agreement provided the subordinated lender the option to have its shares redeemed by the Company for their fair value on the sixth or seventh anniversary of the purchase or when the founders group, as defined, no longer owns 75 percent of the shares originally purchased. This agreement was terminated concurrently with the Company's IPO. The private placement group purchased 2,949,999 shares of common stock for $3.33 per share. The Company incurred expenses for the issuance of these common shares of $745,012 for net total proceeds of $12,588,318.

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

On July 7, the Company completed its initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share. In addition 45,000 options that were issued under the 2013 stock incentive plan were exercised in the 52 weeks ended January 3, 2016.

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

The fair value of each warrant award granted on December 18, 2013 was estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following table. The final valuation after using the assumptions in the table below also calculated a further weighted average to value the warrants and was based on 80% weighting given to a public sale and 20% to a private sale of the Company. Finally, that value was further discounted by 15% to account for the fact that warrants are only transferrable to institutional and accredited investors. The expected volatility was based on the historical volatility of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for warrants adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the warrants was based on the United States Treasury yield curve in effect at the time of grant. (disclosed below for a public sale followed by a private sale of the Company).

Expected volatility	32.00%/50.00%
Dividend yield	0.00%/0.00%
Expected term (in years)	2/6
Risk-free rate	0.31%/1.91%

As noted in Note 1, upon closing of the IPO the Company issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation. The 29,232 warrants held by the subordinated lender were also exercised in the 52 weeks ended January 3, 2016 for $3.33 per share in exchange for common shares. In addition, 85,464 of the original 139,200 warrants were also exercised in the in the 52 weeks ended January 3, 2016 for $3.33 per share in exchange for common shares.

Subsequent to the 52 weeks ended January 3, 2016, in February 2016 an additional 21,993 warrants were exercised for $3.33 per share in exchange for common shares.

Note 9 — Redeemable Common Stock

As described in Note 8, the 1,415,400 shares issued to the subordinated lender included features for the shares to be redeemed at their fair value on the sixth or seventh anniversary of the purchase or when the founders group no longer owns 75 percent of the shares originally purchased. These shares are accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares have been recorded initially using their net proceeds and have been adjusted to their redemption value each period using a ratable allocation based on the Company’s estimate of the redemption date and fair value of the shares. The Company has accreted the redemption value of these shares over the estimated redemption period to the earliest known redemption date with any changes in estimates being accounted for prospectively. However, reductions in the redemption value were only recorded to the extent of previously recorded increases.

As described in Note 8, the Company’s 999,999 shares issued to the founder group prior to the IPO were redeemable at $0.167 per share if the Company were sold, liquidated or completed an initial public offering for less than $4 per share. These shares were accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares were recorded initially using their proceeds of $0.167 per share and there was not any accretion of these shares from this initial value because they were already recorded at their redemption value. The redemption value of the shares was $166,667.

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

As of January 4, 2015, the redemption value of the redeemable shares including the above shares issued to the founder group was estimated to be $11,362,481 which was more than the initial proceeds. As a result, $1,852,840 of accretion was recorded. The redemption value for the fiscal year ended January 4, 2015 was calculated by an outside party (the Company strategy for annual periods), using a discounted cash flow method. The discounted cash flow method used several assumptions, the most significant of which include: projections of net sales, operating expenses, profit margins, income taxes to capital expenditures, working capital requirements, interest rates, investment returns, and discount rate.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

On August 17, 2015 the board of directors approved the issuance stock option awards for 230,000 shares of which 45,000 non statutory awards were granted to the board of directors, and 185,000 incentive stock options were granted to employees of the Company. All of the awards had an exercise price of $12.50 with a weighted average grant date fair value of $625,600. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company.

On November 20, 2015 the board of directors approved the issuance of stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $11.50 with a weighted average grant date fair value of $33,500. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the August 17, 2015 grants above.

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

	November 20, 2015	August 17, 2015
Expected volatility	35.00%	38.00%
Dividend yield	5.00%	4.80%
Expected term (in years)	5	5
Risk-free rate	1.70%	1.58%

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 4, 2015	495,000	$3.33	8.65
Granted	245,000	$12.44	10.00
Exercised	45,000	—	0
Forfeited or expired	—	—	0
Outstanding at January 3, 2016	695,000	$6.54	8.35	$4,044,900
Vested and exercisable at January 3, 2016	301,000	$4.82	7.96	$2,269,540

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of January 3, 2016 and multiplying this result by the related number of options outstanding and exercisable at January 3, 2016. The estimated fair value of the shares is based on the closing stock price of $12.36 as of January 3, 2016.

Stock options with an aggregate intrinsic value of approximately $413,410 were exercised by employees during the 52 weeks ended January 3, 2016, resulting in proceeds to the Company from the exercise of stock options of approximately $79,980. The Company received $152,692 in income tax benefits related to these exercises. There were no exercises during the 52 weeks ended January 4, 2015.

The Company recorded gross compensation expense of $205,845 for the 52 weeks ended January 3, 2016 and $34,331 for the 52 weeks ended January 4, 2015 in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $64,882 for the 52 weeks ended January 3, 2016 and $10,890 for the 52 weeks ended January 4, 2015.

As of January 3, 2016, there was $522,179 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 2.54 years.

Note 11 — Income Taxes

Income before income taxes for U.S. and Non-U.S. operations are as follows:

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
U.S. income	$6,310,039	$5,624,830
Non-U.S. income	1,033,223	913,834
Income before income taxes	$7,343,262	$6,538,664

The components of the income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are detailed as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
Current federal income taxes	$2,256,970	$2,778,151
Current state income taxes	244,253	261,995
Current foreign income taxes	309,528	207,073
Deferred income taxes	(496,427)	(1,173,395)
Total income tax expense	$2,314,324	$2,073,824

Significant components of current and non-current deferred taxes are as follows:

	January 3, 2016	January 4, 2015
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$261,141	$246,744
Inventories	178,774	121,575
Accrued payroll and benefits	589,794	907,174
Other	34,012	13,211
Net current deferred tax asset	1,063,721	1,288,704
Noncurrent deferred tax assets (liabilities):
Property, plant, and equipment	(3,540,126)	(3,329,790)
Goodwill and intangible assets	(2,343,398)	(3,220,663)
Other	109,072	53,123
Net noncurrent deferred tax liability	(5,774,452)	(6,497,330)
Net total deferred tax liability	$(4,710,731)	$(5,208,626)

The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of January 3, 2016 or January 4, 2015.

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
Income tax expense, computed at 34% of pretax income	$2,496,709	$2,223,146
State income taxes, net of federal benefit	133,784	111,468
Effect of foreign income taxes	(28,753)	(128,319)
Effect of permanent differences	(297,244)	(152,606)
Other	9,828	20,135
Total provision for income taxes	$2,314,324	$2,073,824

Note 12 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2022. The leases require the Company to pay taxes, insurance, utilities and maintenance costs. One of the leases provides for escalating rents over the life of the lease and rent expense is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

in the consolidated balance sheets. Total rent expense charged to operations was approximately $1,442,155 for the 52 weeks ended January 3, 2016 and $1,342,470 for the 52 weeks ended January 4, 2015.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at January 3, 2016:

2016	$1,537,194
2017	1,447,599
2018	1,344,365
2019	1,166,958
2020	688,962
Thereafter	31,443
Total	$6,216,521

Note 13 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $368,650 for the 52 weeks ended January 3, 2016 and $241,880 for the 52 weeks ended January 4, 2015.

Note 14 — Related Party Transactions

A shareholder provided subordinated debt financing which is discussed further in Note 6. Interest charges were recognized in the amounts of $1,514,901 for the 52 weeks ended January 3, 2016 and $2,101,262 for the 52 weeks ended January 4, 2015, related to the subordinated debt financing. Accrued interest of $0 and $0 was due to this subordinated lender at January 3, 2016 and January 4, 2015, respectively. Effective upon the closing of the IPO as noted in Note 1, this subordinated debt amount was paid off in full with the proceeds received from the IPO.

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several shareholders. The agreement required annual management fees of $300,000 and additional fees for assistance provided with acquisitions. The Company incurred management fees of $275,000 for the 52 weeks ended January 3, 2016 and $300,000 for the 52 weeks ended January 4, 2015. During the 52 weeks ended January 3, 2016, the Company incurred additional fees related to the acquisition of Great Lakes of $220,000. During the 52 weeks ended January 4, 2015, the Company incurred additional fees related to the acquisition of Chardan of $110,000. The Company allocates these fees to the services provided based on their relative fair values. The fees paid were all allocated to and expensed as transaction costs. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc.

Taglich Brothers, Inc. acted as Joint Book Running Manager and a co-representative of the underwriters of our IPO. Taglich Brothers, Inc. received underwriting discounts and commissions of $975,603 in the IPO during the 52 weeks ended January 3, 2016. As mentioned in Note 1, upon closing of the IPO, the Company issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation. Taglich Brothers, Inc. was issued 70,500 of these warrants during the 52 weeks ended January 3, 2016. The Company also paid certain expenses and disbursements of the underwriters, which included legal fees, road show expenses, and non accountable expenses. The Company paid $141,684 of these expenses on behalf of or to Taglich Brothers, Inc. during the 52 weeks ended January 3, 2016.

Note 15 — Fair Value Measurements

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

Note 17 — Earnings Per Share

Basic earnings per share is computed by dividing the net income by the weighted-average number of shares outstanding during the period. For purposes of the calculation, shares outstanding also included redeemable common stock, prior to reclassification. Diluted earnings per share is computed giving effect to all potentially weighted average dilutive shares including stock options and warrants. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
Basic earnings per share calculation:
Net income	$5,028,938	$4,464,840
Preferred stock dividends	—	—
Net income attributable to common stockholders	$5,028,938	$4,464,840
Weighted average shares outstanding	8,174,418	6,739,998
Net income per share-basic	$0.62	$0.66

Diluted earnings per share calculation:
Net income	$5,028,938	$4,464,840
Weighted average shares outstanding	8,174,418	6,739,998
Effect of dilutive securities:
Stock options(1)(2)	203,665	86,250
Warrants(1)(2)	48,855	37,371
Diluted weighted average shares outstanding	8,426,938	6,863,619
Net income per share-diluted	$0.60	$0.65

(1)Options to purchase 450,000 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 24,504 shares of common stock remaining to be exercised and warrants to purchase 141,000 shares issued to the underwriters granted in July 2015 as noted in Note 1 were considered in the computation of diluted earnings per share using the treasury stock method in the 2015 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 and November 2015 under the 2014 plan as noted in Note 10, were not included in the computation of diluted earnings per share in the 2015 period because the effect would have been anti-dilutive.
(2)Options to purchase 495,000 shares of common stock remaining to be exercised and warrants to purchase 139,200 shares of common stock remaining to be exercised were considered in the computation of diluted earnings per share using the treasury stock method in the 2014 calculation.

Note 18 — Restructuring

Unique's restructuring activities are undertaken as necessary to implement management's strategy, streamline operations, take advantage of available capacity and resources, and achieve net cost reductions. The restructuring activities generally relate to realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, either in the normal course of business or pursuant to specific restructuring programs.

On October 27, 2015, the Company announced the planned closure of its manufacturing facility located in Murfreesboro, Tennessee that resulted in a workforce reduction of approximately 30 employees. The planned closure of the Murfreesboro facility was effective in the fourth quarter of 2015 and completed in January 2016. The action was necessary due to the tight labor market in Murfreesboro and the struggle to staff production levels to meet the ongoing growth strategy for Murfreesboro's respective products manufactured at the plant. In order to ensure the Company's ability to service its customers at the increasing volumes projected for the future, the Company decided to move existing Murfreesboro production including equipment to the Company's other manufacturing facilities in Evansville, Indiana and LaFayette, Georgia. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as the closing does not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance related costs as a result of this plant closure of $190,864 in the 52 weeks ended January 3, 2016. Other costs associated with this plant closure, which primarily consisted of moving existing production equipment at Murfreesboro to other facilities was $183,366 in the 52 weeks ended January 3, 2016. Further expected charges which will all be incurred in 2016 are approximately $0.0 million related to severance costs and $0.2 million related to other

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

costs of which future changes to these estimated costs are not expected to be significant. All of these costs will be recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations. The Company also intends to sell the building in Murfreesboro, which the Company owns, which has a current net book value of $2,033,327 and a current estimated selling price of approximately $2,750,000. The building qualifies as held for sale, is expected to be sold in the next year, and is presented properly as such in the consolidated balance sheet as a current asset.

The table below summarizes the activity in the restructuring liability for the 52 weeks ended January 3, 2016.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 4, 2015	$—	$—	$—
Provision for estimated expenses incurred during the year	190,864	183,366	374,230
Payments made during the year	—	(120,039)	(120,039)
Accrual balance at January 3, 2016	$190,864	$63,327	$254,191

Note 19 — Selected Quarterly Financial Data (unaudited)

The following tables set forth a condensed summary of the Company's unaudited selected quarterly results for each of the quarters in fiscal 2015 and 2014.

	Twelve Weeks Ended March 29, 2015	Thirteen Weeks Ended June 28, 2015	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended January 3, 2016
2015
Net sales	$32,430,507	$35,672,173	$39,579,502	$35,627,452
Gross Profit	$7,923,862	$8,427,944	$9,298,668	$8,171,059
Operating income	$2,680,425	$3,339,068	$2,363,883	$1,691,726
Net income	$1,192,736	$1,691,900	$1,139,091	$1,005,211
Net income per share
Basic	$0.18	$0.25	$0.12	$0.10
Diluted	$0.17	$0.24	$0.12	$0.10
	Thirteen Weeks Ended March 30, 2014	Thirteen Weeks Ended June 29, 2014	Thirteen Weeks Ended September 28, 2014	Thirteen Weeks Ended January 4, 2015
2014
Net sales	$29,116,713	$33,006,444	$31,028,026	$33,329,052
Gross Profit	$6,720,187	$8,958,859	$7,224,680	$8,556,407
Operating income	$1,637,029	$3,340,237	$2,171,592	$2,985,387
Net income	$461,730	$1,699,538	$846,669	$1,456,903
Net income per share
Basic	$0.07	$0.25	$0.13	$0.22
Diluted	$0.07	$0.25	$0.13	$0.21

Note 20 — Subsequent Events

Declaration of Cash Dividend

On February 11, 2016, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on March 7, 2016 to shareholders of record at the close of business on February 29, 2016 for an amount of approximately $1.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

We have evaluated our disclosure controls and procedures, with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. We currently have a significant deficiency previously identified which has not yet been remediated, but we believe this significant deficiency does not change the effectiveness of our disclosure controls and procedures covered by this report. The significant deficiency was identified at one of our subsidiaries where an individual at the subsidiary had full access to network and financial applications and the ability to post transactions without additional review procedures.

We have begun to address the significant deficiency by incorporating review procedures on financial related transactions posted by this individual, but have not yet remediated this significant deficiency. More information concerning this matter can be found in the section of Risk Factors in Item 1A.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of January 3, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of January 3, 2016.

This Annual Report on From 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except in connection with the Great Lakes acquisition completed during the fifty-two weeks ended January 3, 2016, there were no material changes in the Company's internal controls over financial reporting during the fifty-two weeks ended January 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company is integrating Great Lakes into the Company's operations and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded management's evaluation of internal controls over financial reporting of the Great Lakes acquisition as of January 3, 2016.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

The Company has adopted a code of ethics, which applies to its principal executive officer, principal financial officer, and all other employees and non-employee directors of the Company. The Code of Ethical Business Conduct is posted on the Company’s website (www.uniquefab.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer and principal financial officer, by posting such information on the Company’s website, at the address specified above.

The Company’s Corporate Governance Guidelines and charters for each Committee of its Board of Directors are also available on the Company’s website.

Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 3, 2016 and January 4, 2015
Consolidated Statements of Operations for the Fifty-Two Weeks Ended January 3, 2016 and January 4, 2015
Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended January 3, 2016 and January 4, 2015
Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended January 3, 2016 and January 4, 2015

(2) Financial Statement Schedules: Financial statement schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes

(3) Exhibits

Exhibit No.	Description
21.1*	List of subsidiaries of the Company
23.1*	Consent of Baker Tilly Virchow Krause, LLP
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE FABRICATING, INC.

Date: March 9, 2016	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John Weinhardt	By:	/s/ Richard L. Baum
	Name: John Weinhardt		Name: Richard L Baum
	Title: Chief Executive Officer, President and Director (Principal Executive Officer)		Title: Chairman of the Board
Dated:	March 9, 2016	Dated:	March 9, 2016
By:	/s/ Thomas Tekiele	By:	/s/ Paul Frascoia
	Name: Thomas Tekiele		Name: Paul Frascoia
	Title: Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Director
Dated:	March 9, 2016	Dated:	March 9, 2016
By:	/s/ Mary Kim Korth	By:	/s/ William Cooke
	Name: Mary Kim Korth		Name: William Cooke
	Title: Director		Title: Director
Dated:	March 9, 2016	Dated:	March 9, 2016
By:	/s/ James Illikman	By:	/s/ Donn Viola
	Name: James Illikman		Name: Donn Viola
	Title: Director		Title: Director
Dated:	March 9, 2016	Dated:	March 9, 2016