Form 10-Q
period 2016-04-03
Unique Fabricating, Inc.
filed 2016-05-12
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of May 6, 2016 the registrant had 9,699,085 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of April 3, 2016 (unaudited) and as of January 3, 2016	1
Consolidated Statements of Operations for the thirteen week period and twelve week period ended April 3, 2016 (unaudited) and March 29, 2015 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirteen week period ended April 3, 2016 (unaudited) and the twelve week period ended March 29, 2015 (unaudited)	3
Consolidated Statements of Cash Flow for the thirteen week period ended April 3, 2016 and twelve week period ended March 29, 2015 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
Part II Other Information	33
Signatures	35

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	(Unaudited)
	April 3, 2016	January 3, 2016
Assets
Current assets
Cash and cash equivalents	$1,449,494	$726,898
Accounts receivable – net	25,851,332	20,480,186
Inventory – net	13,807,396	14,585,611
Prepaid expenses and other current assets:
Prepaid expenses and other	1,393,465	1,494,697
Refundable taxes	—	55,477
Deferred tax asset	—	1,063,721
Assets held for sale	2,033,327	2,033,327
Total current assets	44,535,014	40,439,917
Property, plant, and equipment – net	18,985,893	18,761,178
Goodwill	19,213,958	19,213,958
Intangible assets– net	19,434,212	20,139,213
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	124,958	120,742
Total assets	$103,348,155	$99,729,128
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,955,977	$11,430,662
Current maturities of long-term debt	2,644,310	2,519,069
Income taxes payable	643,242	—
Accrued compensation	2,143,613	2,283,833
Other accrued liabilities	827,487	1,159,028
Other liabilities	44,359	—
Total current liabilities	19,258,988	17,392,592
Long-term debt – net of current portion	13,152,393	13,906,993
Line of credit-net	17,695,240	14,595,093
Other long-term liabilities
Deferred tax liability	4,695,628	5,774,452
Other liabilities	—	46,874
Total liabilities	54,802,249	51,716,004
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,626,431 and 9,591,860 issued and outstanding at April 3, 2016 and January 3, 2016, respectively	9,627	9,592
Additional paid-in-capital	44,495,238	44,352,188
Retained earnings	4,041,041	3,651,344
Total stockholders’ equity	48,545,906	48,013,124
Total liabilities and stockholders’ equity	$103,348,155	$99,729,128

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
Net sales	$39,982,504	$32,430,507
Cost of sales	30,382,558	24,506,645
Gross profit	9,599,946	7,923,862
Selling, general, and administrative expenses	6,554,601	5,243,437
Restructuring expenses	35,054	—
Operating income	3,010,291	2,680,425
Non-operating income (expense)
Other income	49	7,294
Interest expense	(341,122)	(859,354)
Total non-operating expense	(341,073)	(852,060)
Income – before income taxes	2,669,218	1,828,365
Income tax expense	835,567	635,629
Net income	$1,833,651	$1,192,736
Net income per share
Basic	$0.19	$0.18
Diluted	$0.19	$0.17
Cash dividends declared per share	$0.15	$—

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity — (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 4, 2015	4,324,599	$4,325	$13,723,456	$2,864,154	$16,591,935
Net income	—	—	—	1,192,736	1,192,736
Stock option expense	—	—	5,908	—	5,908
Reduction for accretion on redeemable stock	—	—	—	(754,816)	(754,816)
Balance - March 29, 2015	4,324,599	$4,325	$13,729,364	$3,302,074	$17,035,763

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	1,833,651	1,833,651
Stock option expense	—	—	39,098	—	39,098
Exercise of warrants and options for common stock	34,571	35	103,952	—	103,987
Cash dividends paid	—	—	—	(1,443,954)	(1,443,954)
Balance - April 3, 2016	9,626,431	$9,627	$44,495,238	$4,041,041	$48,545,906

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
Cash flows from operating activities
Net income	$1,833,651	$1,192,736
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,132,356	847,040
Amortization of debt issuance costs	24,780	74,270
Loss on sale of assets	3,067	8,333
Bad debt expense	31,837	34,219
(Gain) loss on derivative instrument	(2,515)	18,560
Stock option expense	39,098	5,908
Excess tax benefits from stock based compensation	(34,900)	—
Deferred income taxes	(15,103)	225,778
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(5,402,983)	(2,251,575)
Inventory	778,215	(346,050)
Prepaid expenses and other assets	152,493	45,510
Accounts payable	741,232	1,262,869
Accrued and other liabilities	171,481	13,462
Net cash (used in) provided by operating activities	(547,291)	1,131,060
Cash flows from investing activities
Purchases of property and equipment	(655,136)	(1,150,048)
Proceeds from sale of property and equipment	—	500
Net cash used in investing activities	(655,136)	(1,149,548)
Cash Flows from financing activities
Net change in bank overdraft	784,082	285,380
Payments on debt and in-kind interest	(629,678)	(4,458)
Proceeds from revolving credit facilities	3,075,686	398,970
Expenses of in process equity offering	—	(371)
Post acquisition payments for Unique Fabricating	—	(755,018)
Proceeds from exercise of stock options and warrants	103,987	—
Excess tax benefits from stock based compensation	34,900	—
Distribution of cash dividends	(1,443,954)	—
Net cash provided by (used in) financing activities	1,925,023	(75,497)
Net increase (decrease) in cash and cash equivalents	722,596	(93,985)
Cash and cash equivalents – beginning of period	726,898	756,044
Cash and cash equivalents – end of period	$1,449,494	$662,059
Supplemental disclosure of cash flow Information – cash paid for
Interest	$318,483	$438,420
Income taxes	$75,965	$188,000
Supplemental disclosure of cash flow Information – non cash investing and financing activities for
Accretion on redeemable common stock	$—	$754,816

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business — UFI Acquisition, Inc. (UFI), a Delaware corporation, was formed on January 14, 2013, for the purpose of acquiring Unique Fabricating, Inc. and its subsidiaries (Unique Fabricating) (collectively, the “Company” or “Unique”) on March 18, 2013. The Company operates as one operating and reportable segment to fabricate and broker foam and rubber products, which are primarily sold to original equipment manufacturers (OEMs) and tiered suppliers in the automotive, appliance, water heater and heating, ventilation and air conditioning (HVAC) industries. In September 2014, UFI changed its name to Unique Fabricating, Inc. which is now the parent company of the consolidated group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. The interim results for the periods presented may not be indicative of the Company's actual annual results.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the quarterly period. The quarterly period, which was 13 weeks during 2016, ended on April 3, 2016 and the quarterly period, which was 12 weeks during 2015, ended on March 29 2015. Fiscal year 2015 ended on Sunday, January 3, 2016.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $687,424 and $734,230 at April 3, 2016 and January 3, 2016, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 weeks ended April 3, 2016 and 12 weeks ended March 29, 2015, respectively.

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

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 weeks ended April 3, 2016 and 12 weeks ended March 29, 2015, respectively.

Goodwill — Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a two-step process is used. The first step requires estimating the fair value of each reporting unit compared to its carrying value. The Company has determined that the only reporting unit is the Company as a whole. If the carrying value exceeds the estimated fair value, a second step is performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value then goodwill is deemed impaired and is written down to its implied fair value.

There were no impairment charges recognized during the 13 weeks ended April 3, 2016 and 12 weeks ended March 29, 2015, respectively.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported netted against the related. Amounts paid to or on behalf of lenders are presented as debt discount, as a reduction of the noted debt instrument. Debt issuance costs on term debt are amortized using the effective interest method while those related to revolving debt are amortized using a straight line basis over the term of the related debt.

At April 3, 2016 and January 3, 2016, debt issuance costs were $167,637 and $192,098, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $98,133 and $98,452, respectively. The 16% senior subordinated note was entirely paid off with the IPO proceeds. On the date paid off, $386,552 of debt discounts remained to be amortized. The Company concluded that the subordinated note and related debt discounts qualified for extinguishment accounting and the debt discounts were recognized as a loss on extinguishment immediately. The extinguishment was recognized as part of interest expense in the consolidated statements of operations. Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $24,780 for the 13 weeks ended April 3, 2016 and $74,270 for the 12 weeks ended March 29, 2015, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

incurred. No dividend income or impairment loss was recognized for the 13 weeks ended April 3, 2016 and 12 weeks ended March 29, 2015, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,611,470 and $2,403,498 of checks issued in excess of available cash balances at April 3, 2016 and January 3, 2016, respectively.

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

The Company recognizes the benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of April 3, 2016 and January 3, 2016. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 12 weeks ended April 3, 2016 and March 29, 2015, respectively.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 weeks ended April 3, 2016 and 12 weeks ended March 29, 2015, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Chrysler Group, LLC (Chrysler), and Ford Motor Company (Ford) as a percentage of total net sales were: 13, 12, and 14 percent, respectively, during the 13 weeks ended April 3, 2016; and 16, 17, and 15 percent, respectively, during the 12 weeks ended March 29, 2015. Company sales and accounts receivable are primarily directly to Tier 1 suppliers. No Tier 1 suppliers represented more than 10 percent of direct Company sales for any period noted above. Johnson Controls accounted for 11 percent of direct accounts receivable as of April 3, 2016. No other suppliers accounted for more than 10 percent of direct accounts receivable as of January 3, 2016.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Labor Markets — At April 3, 2016, of the Company’s hourly plant employees working in the United States manufacturing facilities, 31 percent were covered under a collective bargaining agreement which expires in August 2016 while another 5 percent were covered under a separate agreement that expires in January 2017.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At April 3, 2016, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2016 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 weeks ended April 3, 2016 and 12 weeks ended March 29, 2015, 11 and 12 percent, respectively, of the Company’s production occurred in Mexico. Sales derived from customers located in Mexico, Canada, and other foreign countries were 12, 5, and 1 percent, respectively during the 13 weeks ended April 3, 2016, and 14, 5, and 1 percent, respectively, during the 12 weeks ended March 29, 2015, of the Company’s total sales.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (the “ASU”). Previously, such costs were required to be presented as a non current asset in an entity's balance sheet and amortized into interest expense over the term of the related debt instrument. The changes implemented by the ASU require that debt issuance costs be presented in the entity's balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged per the ASU. The Company adopted this ASU during the 13 weeks ended April 3, 2016 and applied this change to the current and prior periods in the financial statements for comparable purposes. Debt issuance costs are no longer disclosed separately by the Company in the balance sheet and are now shown as a direct deduction from the carrying value of the related debt liability.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition, and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer implementation of ASU 2014-09 by one year. The guidance is now currently effective for fiscal years beginning after December 15, 2018 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

the date of initial application. The ASU allows for early adoption for fiscal years beginning after December 15, 2016, and the Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Currently, deferred income tax liabilities and assets are required to be separated into current and noncurrent amounts in an entity's balance sheet. The changes implemented by the ASU require that all deferred income tax liabilities and assets are to be classified as noncurrent on the balance sheet. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company adopted this ASU during the 13 weeks ended April 3, 2016 and applied the change to the current period only in the financial statements. Deferred taxes are no longer disclosed as current or non current by the Company in the balance sheet and are now shown as non current.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in Topic 850. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with current guidance. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09), to simplify the accounting for share-based payment transactions. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statement.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The consolidated operating results for the 12 weeks ended March 29, 2015 does not include any operating results for Great Lakes as the acquisition did not take place until August 31, 2015.

The following pro forma supplementary data for the 12 weeks ended March 29, 2015 gives effect to the acquisition of Great Lakes as if it had occurred on December 30, 2013 (the first day of the Company’s 2014 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

Twelve Weeks Ended March 29, 2015
Net sales	$34,942,066
Net income	$1,375,703
Net income per common share – basic	$0.20
Net income per common share – diluted	$0.20

Note 3 — Inventory

Inventory consists of the following:

	April 3, 2016	January 3, 2016
Raw materials	$7,869,464	$8,048,747
Work in progress	779,450	643,207
Finished goods	5,158,482	5,893,657
Total inventory	$13,807,396	$14,585,611

Included in inventory are assets located in Mexico with a carrying amount of $1,938,817 at April 3, 2016 and $1,788,902 at January 3, 2016.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The inventory acquired in the 2015 acquisition of Great Lakes included a fair value adjustment of $146,191. At April 3, 2016 and January 3, 2016, $0 of this fair value adjustment remained in inventory while $0 was included in cost of goods sold during the 13 weeks ended April 3, 2016. Also, $0 was included in cost of goods sold during the 12 weeks ended March 29, 2015.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	April 3, 2016	January 3, 2016	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,541,976	7,541,976	23 – 40
Shop equipment	10,776,351	10,291,903	7 – 10
Leasehold improvements	824,869	824,869	3 – 10
Office equipment	843,917	682,884	3 – 7
Mobile equipment	135,501	135,501	3
Construction in progress	593,500	588,343
Total cost	22,379,267	21,728,629
Accumulated depreciation	3,393,374	2,967,451
Net property, plant, and equipment	$18,985,893	$18,761,178

Depreciation expense was $427,355 for the 13 weeks ended April 3, 2016, and $315,719 for the 12 weeks ended March 29, 2015.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $689,693 and $637,435 at April 3, 2016 and January 3, 2016, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at April 3, 2016:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$20,948,881	$5,800,284	8.73
Trade names	4,465,322	655,398	20.00
Non-compete agreements	1,161,790	686,099	2.53
Total	$26,575,993	$7,141,781

Intangible assets of the Company consist of the following at January 3, 2016:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$20,948,881	$5,195,109	8.73
Trade names	4,465,322	599,734	20.00
Non-compete agreements	1,161,790	641,937	2.53
Total	$26,575,993	$6,436,780

The weighted average amortization period for all intangible assets is 10.35 years. Amortization expense for intangible assets totaled $705,001 for the 13 weeks ended April 3, 2016, and $531,321 for the 12 weeks ended March 29, 2015.

Estimated amortization expense is as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2016	$2,115,002
2017	2,820,002
2018	2,768,668
2019	2,682,746
2020	2,674,253
Thereafter	6,373,541
Total	$19,434,212

Note 6 — Long-term Debt

The Company has a senior credit facility with a bank initially entered into on March 18, 2013 and subsequently amended. The facility was originally entered into in conjunction with the acquisition of Unique Fabricating and provided for a $12.5 million revolving line of credit (“Revolver”) and an $11.0 million term loan facility (“Term Loan”). On December 18, 2013, in conjunction with the acquisition of Prescotech Holdings Inc. (“PTI”), the Company entered into an amendment with its bank under the senior credit facility. The amendment increased the Revolver to $15.0 million and the Term Loan to $20.0 million. In October 2014, an additional amendment increased the Revolver to $19.5 million, and the increased amount available was used to construct and equip a new facility across the street from the Company's existing facility in LaFayette, Georgia. The total construction costs were $4.4 million which was all funded by the Revolver. The total amount was capitalized, including interest costs of $0.1 million, and will be depreciated over the useful lives of the various assets. In December 2015, an additional amendment increased the Revolver capacity to $25.0 million. It has not yet been determined what this additional capacity could be used for.

As of April 3, 2016 and January 3, 2016, $17,862,877 and $14,787,191, respectively was outstanding under the Revolver. These amounts are gross of debt issuance costs which are further disclosed in Note 1. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30 day LIBOR plus a margin that ranges from 2.75 percent to 3.25 percent (an effective rate of 3.5000 percent and 3.5000 percent at April 3, 2016 and January 3, 2016, respectively), and are secured by substantially all of the Company’s assets. The half percent range per annum on the Term Loan, as noted in the table below, and Revolver is determined quarterly based on the senior leverage ratio. At April 3, 2016, the maximum additional available borrowings under the Revolver were $7,037,123, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available as noted was further subject to borrowing base restrictions. The Revolver matures on December 18, 2017. As noted in Note 2, the Company acquired Great Lakes on August 31, 2015. The purchase price amount described in Note 2 was funded by the Revolver.

The Company also had a senior subordinated note payable with a private lender effective March 18, 2013, as amended. The holder of the senior subordinated note payable also held equity interests of the Company, and therefore, was a related party. As disclosed in Note 1, the Company used the net proceeds from IPO to repay the $13.1 million principal amount of the senior subordinated note, together with accrued interest through the date of payment.

Long term debt consists of the following:

April 3, 2016	January 3, 2016
Term Loan, payable to a bank in quarterly installments of $500,000 through December 31, 2015, $625,000 through December 31, 2016, $750,000 through September 30, 2017, with a lump sum due at maturity. Interest is paid on a quarterly basis at an annual rate of LIBOR plus a margin of 3.00 percent to 3.50 percent (an effective rate of 3.869 percent per annum and 3.567 percent per annum at April 3, 2016 and January 3, 2016, respectively). The Term Loan was originally due on March 15, 2018, but was amended to be due December 18, 2017, and is secured by substantially all of the Company’s assets. At April 3, 2016 and January 3, 2016, the balance of the Term Loan is presented net of a debt discount of $98,133 and $98,452, respectively, from costs paid to or on behalf of the lender.
$15,276,867	$15,901,548

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note payable to the seller of Chardan which is unsecured and subordinated to the senior credit facility and the subordinated note to the private lender. Interest accrues monthly at an annual rate of 6 percent. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	19,836	24,514
Total debt excluding Revolver	15,796,703	16,426,062
Less current maturities	2,644,310	2,519,069
Long-term debt – Less current maturities	$13,152,393	$13,906,993

The senior credit facility contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and debt service coverage ratio, as defined. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries. As of April 3, 2016 and January 3, 2016, the Company was in compliance with these financial covenants. Additionally, the Term Loan contains a clause, effective December 31, 2014, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the senior credit facility and certain performance thresholds are not met.

Maturities on the Company’s Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years:

2016	$1,889,391
2017	13,505,445
2018	17,862,877
2019	—
2020	500,000
Total	33,757,713
Discounts	(98,133)
Debt issuance costs	(167,637)
Total debt – Net	$33,491,943

Note 7 — Derivative Financial Instruments

The Company holds a derivative financial instrument, as required by its senior credit facility, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The derivative financial instrument is in the form of an interest rate swap to which the Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap is recognized in the accompanying consolidated balance sheets at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized currently in net income as interest expense in the consolidated statements of operations.

Effective January 17, 2014, in connection with the refinancing of the senior credit facility during December 2013, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.27 percent while receiving a variable rate based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. The notional amount begins at $10,000,000 and decreases by $250,000 each quarter until March 31, 2016, when it begins decreasing by $312,500 per quarter until it expires on January 31, 2017. At April 3, 2016 and January 3, 2016 the fair value of this interest rate swap was ($44,359) and ($46,874), respectively, which at April 3, 2016 is included in other short-term liabilities and at January 3, 2016 is included in other long-term liabilities in the consolidated balance sheets. The Company paid $16,981 in net monthly settlements in the 13 weeks ended April 3, 2016, and $15,952 for the 12 weeks ended March 29, 2015. Both the change in fair value and the monthly settlements are included in interest expense in the consolidated statements of operations.

Note 8 — Restructuring

Unique's restructuring activities are undertaken as necessary to implement management's strategy, streamline operations, take advantage of available capacity and resources, and achieve net cost reductions. The restructuring activities generally relate

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company reversed severance related costs recorded as a result of this plant closure which had been previously recorded of $(51,951) in the 13 weeks ended April 3, 2016. The amount of other costs incurred associated with this plant closure, which primarily consisted of moving existing production equipment at Murfreesboro to other facilities was $87,005 in the 13 weeks ended April 3, 2016. Further expected charges which will all be incurred in 2016 are approximately $0.0 million related to severance costs and other costs. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations. The Company also intends to sell the building in Murfreesboro, which the Company owns, which has a current net book value of $2,033,327 and a current estimated selling price of approximately $2,750,000. The building qualifies as held for sale, is expected to be sold in the next year, and is presented properly as such in the consolidated balance sheets as a current asset.

The table below summarizes the activity in the restructuring liability for the 13 weeks ended April 3, 2016.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 3, 2016	$190,864	$63,327	$254,191
Provision for estimated expenses incurred during the year	(51,951)	87,005	35,054
Payments made during the year	(138,913)	(139,352)	(278,265)
Accrual balance at April 3, 2016	$—	$10,980	$10,980

Note 9 — Redeemable Common Stock

On March 18, 2013, in conjunction with the acquisition of Unique Fabricating, and on December 18, 2013, in conjunction with the acquisition of PTI, the Company issued shares of common stock to its subordinated lender. The 1,415,400 shares issued to the subordinated lender included features for the shares to be redeemed at their fair value on the sixth or seventh anniversary of the purchase or when the founders group no longer owned 75 percent of the shares originally purchased. These shares were accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares were recorded initially using their net proceeds and were adjusted to their redemption value each period using a ratable allocation based on the Company’s estimate of the redemption date and fair value of the shares. The Company accreted the redemption value of these shares over the estimated redemption period to the earliest known redemption date with any changes in estimates accounted for prospectively. However, reductions in the redemption value were only recorded to the extent of previously recorded increases.

On January 14, 2013, the Company sold 999,999 shares of common stock for $0.167 per share to a group of founding shareholders. An agreement that existed before the closing of the Company's IPO required the Company to redeem these shares if the Company were sold, liquidated or completed an initial public offering for less than $4 per share. These shares were accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares were recorded initially using their proceeds of $0.167 per share and there was not any accretion of these shares from this initial value because they were already recorded at their redemption value. The redemption value of the shares was $166,667.

Effective upon the closing of the IPO in July of 2015, the Company’s 999,999 shares issued to the founder group at $0.167 per share were no longer redeemable as the IPO was completed at a price of more than $4 per share and the Company was no longer required to purchase these shares. Furthermore, the 1,415,400 shares issued to the subordinated lender were also no longer redeemable, effective upon the closing of the IPO, as the subordinated lender agreed to terminate its right to require the Company to repurchase its shares in exchange for the Company granting it certain registration rights. As a result, all of the shares included in redeemable common stock were reclassified to common stock and amounts attributable to redeemable common stock were allocated to common stock at par value and additional paid-in-capital.

As of March 29, 2015 the redemption value of the redeemable shares was estimated to be $12,743,318 which was more than the initial proceeds. As a result, $754,816 of accretion was recorded in the period ended March 29, 2015. The redemption value was calculated based on an internal methodology, which was based on calculating Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiples based on enterprise values of selected public companies that are comparable to the Company. An estimated EBITDA multiple was then determined for the Company and used to calculate the enterprise value and thereby the per share value used in the redemption value.

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

The fair value of each option award is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following table. The expected volatility is based on the historical volatility of comparable companies. The Company estimated zero employee terminations based on the options granted being limited to a small pool of senior employees of which the Company has no historical turnover experience. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. (disclosed below as January 1, 2014 followed by July 17, 2013).

Expected volatility	34.00%
Dividend yield	—%
Expected term (in years)	4
Risk-free rate	1.27%/0.96%

2014 Omnibus Performance Award Plan

In 2014 the Company adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan authorizes the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March of 2016 by our board of directors which was included as a proposal and approved by our stockholders in our April 2016 proxy statement, increased the authorized grant of awards to a total of 450,000 shares of our common stock.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

	November 20, 2015	August 17, 2015
Expected volatility	35.00%	38.00%
Dividend yield	5.00%	4.80%
Expected term (in years)	5	5
Risk-free rate	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 3, 2016	695,000	$6.54	8.35
Granted	—	—	0
Exercised	13,900	$3.33	0
Forfeited or expired	7,200	$3.33	0
Outstanding at April 3, 2016	673,900	$6.64	8.11	$4,115,058
Vested and exercisable at April 3, 2016	279,900	$4.93	7.71	$2,189,558

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of April 3, 2016 and multiplying this result by the related number of options outstanding and exercisable at April 3, 2016. The estimated fair value of the shares is based on the closing price of the stock of $12.75 as of April 3, 2016.

The Company recorded compensation expense of $39,098 for the 13 weeks ended April 3, 2016, and $5,908 for the 12 weeks ended March 29, 2015, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $12,239 for the 13 weeks ended April 3, 2016, and $2,054 for the 12 weeks ended March 29, 2015.

As of April 3, 2016, there was $481,469 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 2.40 years.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 — Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgement about valuation allowances and effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

Income tax expense for the 13 weeks ended April 3, 2016 was $835,567 compared to $635,629 for the 12 weeks ended March 29, 2015. The income tax rate varies from the US statutory income tax rate primarily due to state income taxes, the effect of foreign income taxes, offset by a benefit related to the domestic production activities deduction, or DPAD. The difference between the actual effective rate and the statutory rate for the 13 weeks ended April 3, 2016 was mainly a result of DPAD, which provided a $54,772 income tax benefit which reduced our effective tax rate by 2.1%. During the 13 weeks ended March 29, 2015 the effective tax rate was consistent with the statutory tax rate.

Note 12 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2020. The leases require the Company to pay taxes, insurance, utilities and maintenance costs. One of the leases provides for escalating rents over the life of the lease and rent expense is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rent expense charged to operations was approximately $450,205 for the 13 weeks ended April 3, 2016, and $327,512 for the 12 weeks ended March 29, 2015.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at April 3, 2016:

2016	$1,350,614
2017	1,769,766
2018	1,619,355
2019	1,236,693
2020	688,962
Thereafter	31,444
Total	$6,696,834

Note 13 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $115,625 for the 13 weeks ended April 3, 2016, and $89,363 for the 12 weeks ended March 29, 2015, respectively.

Note 14 — Related Party Transactions

A shareholder provided subordinated debt financing which is discussed further in Note 6. Effective upon the closing of the IPO as disclosed in Note 1, this subordinated debt amount was paid off in full with the proceeds received from the IPO. Interest charges were recognized in the amounts of $0 for the 13 weeks ended April 3, 2016, and $518,119 for the 12 weeks ended March 29, 2015, respectively, related to the subordinated debt financing.

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several shareholders. The agreement required annual management fees of $300,000 and additional fees for assistance provided with acquisitions. The Company incurred management fees of $56,250 for the 13 weeks ended April 3, 2016, and $75,000 for the 12 weeks ended March 29, 2015. During the 13 weeks ended April 3, 2016 and the 12 weeks ended March 29, 2015, there were no acquisition related party fees. The Company allocates these fees, if any, to the services provided based on their relative fair values. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee by an amount

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc.

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

The following table sets forth the computation of basic and diluted earnings per share.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
Basic earnings per share calculation:
Net income	$1,833,651	$1,192,736
Preferred stock dividends	—	—
Net income attributable to common stockholders	$1,833,651	$1,192,736
Weighted average shares outstanding	9,612,158	6,739,998
Net income per share-basic	$0.19	$0.18

Diluted earnings per share calculation:
Net income	$1,833,651	$1,192,736
Weighted average shares outstanding	9,612,158	6,739,998
Effect of dilutive securities:
Stock options(1)(2)	211,522	191,956
Warrants(1)(2)	9,369	74,636
Diluted weighted average shares outstanding	9,833,049	7,006,590
Net income per share-diluted	$0.19	$0.17

(1)Options to purchase 428,900 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised and warrants to purchase 141,000 shares issued to the underwriters granted in July 2015 as noted in Note 1 were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 and November 2015 as noted in Note 10 under the 2014 plan, were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.
(2)Options to purchase 495,000 shares of common stock remaining to be exercised and warrants to purchase 139,200 shares of common stock remaining to be exercised were considered in the computation of diluted earnings per share using the treasury stock method in the 2015 calculation.

Note 18 — Subsequent Events

Completion of Acquisition

On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary of the Company, acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of approximately $26.5 million CAD in cash at closing. On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of approximately $1.0 million CAD paid by the issuance of 70,797 shares of the Company's common stock. These “restricted shares” were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. A portion of the purchase price is being held in escrow to fund the obligations of Intasco Corporation and Intasco USA, Inc., (together “Intasco”) and a related party to indemnify the Canadian Buyer and US Buyer against certain claims, losses, and liabilities. The purchase price of the total acquisition is subject to adjustment based upon Intasco's working capital at closing. In addition to the cash purchase price, the Company agreed to assume certain, specified liabilities. The cash purchase price was paid with borrowings under a New Credit Facility which replaced the Company's existing facility as described below.

Intasco provides cutting edge tape products to the automotive and manufacturing industries and specifically provides material conversion for pressure sensitive product such as film, label stock and foams as well as adhesives and automotive die cuts with a specialty in interior and exterior attachment systems primarily in the United States and Canada.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

New Credit Facility Debt Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as syndication agent with other lenders, entered into a Credit Agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.0 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.0 million (the “New Revolver”) to the US Borrower, a $17.0 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.0 million principal Term Loan (the “CA Term Loan”) to the CA Borrower.

At Closing, the US Term Loan and the CA Term Loan were fully funded and the US Borrower borrowed approximately $22.8 million under the New Revolver. The borrowings were used to finance the acquisition of Intasco, including working capital adjustments and amounts paid into escrow and to repay the Company’s existing senior credit facility, which was terminated.

The New Revolver, US Term Loan, and CA Term Loan all mature on April 29, 2021 and bear interest at the Company's election at (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds.

Declaration of Cash Dividend

On May 12, 2016, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on June 7, 2016 to stockholders of record at the close of business on May 31, 2016. The aggregate amount of the dividend is approximately $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited consolidated financial statements and the related notes to unaudited consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended January 3, 2016 included in our Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC"). Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The first quarter of 2016 ended on April 3, 2016 and the first quarter of 2015 ended on March 29, 2015. The Company’s policy is that fiscal years end annually on the Sunday closest to December 31. Fiscal 2015 ended on January 3, 2016 and the current fiscal year will end on January 1, 2017. The Company’s operations are classified in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Unique’s market served is the North America automotive and heavy duty truck, appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this prospectus as original equipment manufacturers (OEMs), or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Bryan, Ohio, Monterrey, Mexico and Queretaro, Mexico. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

Unique derives the majority of its gross revenues from the sales of foam, rubber and plastic automotive products. These products are produced from a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding, and fusion molding. We believe Unique has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air noise and water intrusion, and by providing sound absorption and blocking, Unique’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life.

We primarily operate within the highly competitive and cyclical automotive parts industry. Over the past six years the industry has experienced consistent growth as it recovered from the recession of 2009. Many sectors of the supply chain are operating near capacity. Over the same period we have grown our core automotive parts business at a faster rate than the industry as a whole, reflecting our growth through acquisitions as well as indicating we are taking market share from competitors and increasing our content per vehicle on the programs we supply. We expect this trend to continue.

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

Acquisition

On August 31, 2015, the Company acquired (the “Acquisition”) the business and substantially all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”), a Michigan based molded polyurethane manufacturer, for total net cash consideration of $11.95 million, with a portion being held in escrow to fund the obligations of Great Lakes and its stockholders to indemnify Unique against certain claims, losses, and liabilities.

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

Facility Closure

On October 27, 2015, the Company determined to close its manufacturing facility in Murfreesboro, Tennessee. The Company ceased operations at the Murfreesboro facility in January of 2016. Approximately 30 positions were eliminated as a result of the closing.

The Company's decision resulted from the tight labor market in Murfreesboro and the struggle to staff production levels to meet the ongoing growth strategy for the products manufactured at the plant. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition, as the closing did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production that was moved to other facilities within the Company.

The Company provided employees severance pay, health benefits continuation and job search assistance. In the 13 weeks ended April 3, 2016, the Company has reversed approximately ($0.1) million in employee termination costs that were previously recorded and incurred an additional $0.1 million in other costs related to the closure, which primarily consisted of moving existing production equipment from Murfreesboro to other Company facilities. The expenses were recorded to the restructuring expense line in continuing operations in the Company's statement of operations. At this time the Company expects no futher future costs related to the facility closure. The Company also intends to sell the building that it owns in Murfreesboro which has a current net book value of $2.0 million, and a current estimated selling price of approximately $2.8 million. The building qualifies as held for sale, is expected to be sold in the next year, and is presented as such in the consolidated balance sheet as a current asset.

Dividend Declaration

On May 12, 2016, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on June 7, 2016 to shareholders of record at the close of business on May 31, 2016.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles in the

United States of America (GAAP) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, the financial covenants in our senior secured credit facility are based on Adjusted EBITDA, as calculated below, subject to dollar limitations on certain adjustments.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-recurring integration expense, non-cash stock awards, transaction fees related to our acquisitions, and restructuring expenses. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this document, our audited consolidated financial statements included in our Annual Report on Form 10-K, and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (1) non-cash items or (2) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

Thirteen Weeks Ended April 3, 2016 and Twelve Weeks Ended March 29, 2015

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
	(in thousands)
Net income	$1,834	$1,193
Plus: Interest expense, net	359	859
Plus: Income tax expense	836	636
Plus: Depreciation and amortization	1,132	847
Plus: Non-cash stock award	39	6
Plus: Non-recurring integration expenses	13	—
Plus: Transaction fees	185	—
Plus: Restructuring expenses	35	—
Adjusted EBITDA	$4,433	$3,541

Comparison of Results of Operations for the Thirteen Weeks Ended April 3, 2016 and the Twelve Weeks Ended March 29, 2015

On August 31, 2015, the Company acquired the business and substantially all of the assets Great Lakes for a cash purchase price of $11.82 million. Following the closing, we made a payment to the seller of $0.13 million as a result of post-closing calculation of net working capital. For the 13 weeks ended April 3, 2016, our financial results include the acquisition and results of operations of the Great Lakes Business from January 3, 2016 through April 3, 2016.

Thirteen Weeks Ended April 3, 2016 and Twelve Weeks Ended March 29, 2015

Net Sales

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
	(in thousands)
Net sales	$39,983	$32,431

Net sales for the 13 weeks ended April 3, 2016 were approximately $39.98 million compared to $32.43 million for the 12 weeks ended March 29, 2015. The 13 weeks ended April 3, 2016 net sales included approximately $7.00 million attributable to our increased market penetration and content per vehicle, new product introductions, and 13 weeks of sales from the Great Lakes acquisition that occurred on August 31, 2015. Other increases in net sales for the 13 weeks ended April 3, 2016 were primarily attributable to a 3.2% overall increase in North American vehicle production in such period as compared to production during the 12 weeks ended March 29, 2015.

Cost of Sales

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
	(in thousands)
Materials	$19,993	$16,858
Direct labor and benefits	5,949	4,447
Manufacturing overhead	4,064	2,924
Sub-total	30,006	24,229
Depreciation	377	278
Cost of Sales	30,383	24,507
Gross Profit	$9,600	$7,924

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
Materials	50.0%	52.0%
Direct labor and benefits	14.9%	13.7%
Manufacturing overhead	10.2%	9.0%

Sub-total	75.1%	74.7%
Depreciation	0.9%	0.9%
Cost of Sales	76.0%	75.6%
Gross Profit	24.0%	24.4%

Cost of sales as a percentage of net sales for the 13 weeks ended April 3, 2016 increased to 76.0% from 75.6% for the 12 weeks ended March 29, 2015. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits and manufacturing overhead as a percentage of net sales, partially offset by lower material costs as a percentage of net sales. Material costs decreased to 50.0% for the 13 weeks ended April 3, 2016 from 52.0% for the 12 weeks ended March 29, 2015. Material costs for the 13 weeks ended April 3, 2016 were lower compared to the 12 weeks ended March 29, 2015 primarily due to favorable product mix. Direct labor and benefit costs as a percentage of net sales was 14.9% for the 13 weeks ended April 3, 2016 compared to 13.7% for the 12 weeks ended March 29, 2015. Labor and benefit costs in the 13 weeks ended April 3, 2016 were higher due to an increase in direct labor hours as a result of a change in product mix and reduced labor productivity. Manufacturing overhead costs as a percentage of net sales was 10.2% for the 13 weeks ended April 3, 2016 compared to 9.0% the 12 weeks ended March 29, 2015. Manufacturing overhead in the 13 weeks ended April 3, 2016 was higher due primarily to an increase in repair and maintenance costs on buildings, machinery and equipment and tooling, as well as an increase in production supplies and shipping material costs.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the 13 weeks ended April 3, 2016 decreased to 24.0% from 24.4% for the 12 weeks ended March 29, 2015.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$5,615	$4,674
Transaction expenses	185	—
Subtotal	5,800	4,674
Depreciation and amortization	755	569
SG&A	$6,555	$5,243
SG&A as a % of net sales	16.4%	16.2%

SG&A as a percentage of net sales for the 13 weeks ended April 3, 2016 increased to 16.4% from 16.2% for the 12 weeks ended March 29, 2015. The increase is primarily related to higher transaction related expenses and professional and consulting fees in the 13 weeks ended April 3, 2016 compared to the 12 weeks ended March 29, 2015, as well as higher information system costs associated with system conversions at acquired businesses.

Restructuring Expenses

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
	(in thousands)
Restructuring expenses	$35	$—

Restructuring expenses for the 13 weeks ended April 3, 2016 were $0.04 million. We did not incur restructuring expenses for the 12 weeks ended March 29, 2015. The restructuring expenses for the 13 weeks ended April 3, 2016 were due to the closure of the Murfreesboro facility which was announced in October 2015.

Operating Income

As a result of the foregoing factors, operating income for the 13 weeks ended April 3, 2016 was $3.03 million compared to operating income of $2.65 million for the 12 weeks ended March 29, 2015.

Non-Operating Expense

Non-operating expense for the 13 weeks ended April 3, 2016 was $0.36 million compared to $0.85 million for the 12 weeks ended March 29, 2015. The change in non-operating expense was primarily driven by a decline in interest expense. Interest expense was approximately $0.36 million for the 13 weeks ended April 3, 2016, compared to $0.86 million for the 12 weeks ended March 29, 2015. The decrease in interest expense in the 2016 period was due to the payoff of our subordinated debt with the proceeds of our IPO in July of 2015.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended April 3, 2016 was $2.67 million, compared to $1.83 million for the 12 weeks ended March 29, 2015.

Income Tax Provision

For the 13 weeks ended April 3, 2016, the estimated effective income tax rate of 31.3%, applied to pre-tax income, resulted in income tax expense of $0.84 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, which provided a $0.06 million income tax benefit which reduced our effective tax rate by 2.1%. During the 13 weeks ended March 29, 2015, the estimated effective income tax rate of 34.8%, applied to pre-tax income, resulted in income tax expense of $0.64 million. The effective rate and statutory rate were in alignment with each other for the period. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of April 3, 2016. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the 13 weeks ended April 3, 2016 was $1.83 million compared to $1.19 million during the 12 weeks ended March 29, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility from our senior lender. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of April 3, 2016 and January 3, 2016, we had a cash balance of $1.45 million and $0.73 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of April 3, 2016 and January 3, 2016, we had $7.04 million and $10.11 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty two weeks. Subsequent to the closing of our IPO, we used proceeds remaining after paying the 16% senior subordinated note to temporarily reduce the outstanding balance on our revolving line of credit. We then financed the acquisition of Great Lakes on August 31, 2015 with borrowings under our revolving line of credit.

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

The following table presents cash flow data for the periods indicated.

	Thirteen Weeks Ended April 3, 2016	Twelve Weeks Ended March 29, 2015
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$(547)	$1,131
Investing activities	(655)	(1,150)
Financing activities	1,925	(75)

As a public company, we will incur additional general and administrative expenses that we did not incur as a private company, such as, director fees, increased directors and officers liability insurance premiums, investor relation costs, NYSE MKT listing expenses and increased legal and accounting expenses.

Operating Activities

Cash (used in) provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, amortization of deferred financing charges, loss on sale of assets, (gain) loss on derivative instruments, bad debt expense, stock option expense, excess tax benefits from stock based compensation, changes in deferred income taxes, accrued and other liabilities, prepaid expenses and other assets, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, accounts payable and accrued interest.

During the thirteen weeks ended April 3, 2016, net cash used in operating activities was $0.55 million, compared to cash provided by operating activities of $1.13 million for the twelve weeks ended March 29, 2015.

Net cash for the thirteen weeks ended April 3, 2016 was mainly impacted by decreases in working capital, primarily in accounts receivable balances, partially offset by an increase in net income to $1.83 million resulting from the expansion of our operations. The changes in working capital are primarily related to timing of payments as well as the impact from the increase in sales in the quarter.

The twelve weeks ended March 29, 2015 was mainly impacted by net income of $1.19 million resulting from the expansion of our operations.

Investing Activities

Cash used in investing activities consists principally of business acquisitions and purchases of property, plant and equipment.

In the thirteen weeks ended April 3, 2016, we made capital expenditures of $0.66 million.

In the twelve weeks ended March 29, 2015, we made capital expenditures of $1.15 million of which $0.79 million were related to the construction of the new facility in Georgia.

We plan to spend a total of approximately $1.87 million on capital expenditures during fiscal year 2016, which includes the $0.66 million above spent to date.

Financing Activities

Cash flows provided by (used in) financing activities consisted primarily of borrowings and payments under our senior credit facility, the repayment of debt assumed through acquisitions, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the thirteen weeks ended April 3, 2016, we had inflows of $1.93 million primarily due to $3.08 million of proceeds from our revolving credit facility. These amounts were partially offset by $0.63 million of scheduled principal payments on debt and $1.44 million for payments of cash dividends.

As of April 3, 2016, $17.86 million was outstanding under the revolving credit facility. Borrowings under the revolver are subject to a borrowing base and reduced to the extent of letters of credit issued under the senior credit facility. As of April 3, 2016, the maximum additional available borrowings under the revolver was $7.04 million. Amounts repaid under the revolver will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the twelve weeks ended March 29, 2015, we had $0.76 of post acquisition payments related to the acquisition of Unique Fabricating, partially offset by net proceeds of $0.40 million on our revolving credit facility.

Senior Credit Facility

We maintain a senior credit facility with Citizens Bank, National Association (formerly RBS Citizens, N.A.) pursuant to which we currently may borrow up to $25.00 million under the revolver and up to $20.00 million under the term loan. The borrower under the facility is Unique Fabricating NA, Inc., and borrowings are guaranteed by the Company and each of our subsidiaries other than Unique Fabricating NA, Inc. The term loan bears interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5% per annum. The term loan had an effective rate of 3.869% per annum as of April 3, 2016. The term loan matures in December 2017. The revolver bears interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. The revolver had an effective rate of 3.500% per annum as of April 3, 2016. The half percent range per annum on the term loan and revolver is determined quarterly based on the senior leverage ratio. We are permitted to prepay in part or in full amounts due under the senior credit facility without penalty. Our obligations under the senior credit facility may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership. In the event of an event of default, the interest rate on the revolver and term loan will increase by 2.0% per annum plus the then applicable rate. The senior credit facility requires that we repay term loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 3, 2016 and for each subsequent fiscal year until the total leverage ratio as defined, calculated as of the end of each year is less than 2:00 to 1:00.

Unique Fabricating NA, Inc.'s obligations under the senior credit facility are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including capital stock of the United States subsidiaries of Unique Fabricating NA, Inc. and by a mortgage on our facilities in LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, and Fort Smith, Arkansas.

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

Effective January 14, 2014, in connection with the refinancing of the senior credit facility in December 2013, we entered into a interest rate swap that requires us to pay 1.27% fixed interest while receiving a variable base rate of one-month LIBOR. The notional amount of the swap began at $10.00 million and decreases by $0.25 million each quarter until March 31, 2016, when it begins to decrease by $0.31 million per quarter until it expires on January 31, 2017.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of April 3, 2016, we were in compliance with all loan covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of April 3, 2016 have not changed materially since the amounts as of January 3, 2016 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies that have the most significant impact on our consolidated financial statements are discussed in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K. There have been no material changes to our critical accounting policies or uses of estimates since the date of our Annual Report on Form 10-K.

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

We have begun to address the significant deficiency by incorporating review procedures on financial related transactions posted by this individual, but have not yet remediated this significant deficiency. More information concerning this matter can be found in the section of Risk Factors in the Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the thirteen weeks ended April 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As previously reported in our Annual Report on Form 10-K, the Company is integrating Great Lakes into the Company's operations and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded management's evaluation of internal controls over financial reporting as of April 3, 2016.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our 2015 Annual Report on Form 10-K filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

UNIQUE FABRICATING, INC.

Date: May 12, 2016	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: May 12, 2016	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)