Form 10-Q
period 2016-07-03
Unique Fabricating, Inc.
filed 2016-08-16
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of August 12, 2016 the registrant had 9,700,823 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of July 3, 2016 (unaudited) and as of January 3, 2016	1
Consolidated Statements of Operations for the thirteen and twenty-six week periods ended July 3, 2016 (unaudited) and thirteen and twenty-five week periods ended June 28, 2015 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the twenty-six week period ended July 3, 2016 (unaudited) and the twenty-five week period ended June 28, 2015 (unaudited)	3
Consolidated Statements of Cash Flow for the twenty-six week period ended July 3, 2016 (unaudited) and twenty-five week period ended June 28, 2015 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
Part II Other Information	41
Signatures	43

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	(Unaudited)
	July 3, 2016	January 3, 2016
Assets
Current assets
Cash and cash equivalents	$1,584,045	$726,898
Accounts receivable – net	26,649,319	20,480,186
Inventory – net	16,022,274	14,585,611
Prepaid expenses and other current assets:
Prepaid expenses and other	1,276,129	1,494,697
Refundable taxes	182,763	55,477
Deferred tax asset	—	1,063,721
Assets held for sale	2,033,327	2,033,327
Total current assets	47,747,857	40,439,917
Property, plant, and equipment – net	20,300,544	18,761,178
Goodwill	28,871,179	19,213,958
Intangible assets– net	25,820,620	20,139,213
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	125,172	120,742
Deferred tax asset	131,651	—
Total assets	$124,051,143	$99,729,128
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,745,665	$11,430,662
Current maturities of long-term debt	2,415,100	2,519,069
Accrued compensation	2,832,829	2,283,833
Other accrued liabilities	1,409,289	1,159,028
Other liabilities	10,848	—
Total current liabilities	19,413,731	17,392,592
Long-term debt – net of current portion	29,197,790	13,906,993
Line of credit-net	22,085,413	14,595,093
Other long-term liabilities
Deferred tax liability	4,545,204	5,774,452
Other liabilities	181,179	46,874
Total liabilities	75,423,317	51,716,004
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,699,932 and 9,591,860 issued and outstanding at July 3, 2016 and January 3, 2016, respectively	9,700	9,592
Additional paid-in-capital	45,432,793	44,352,188
Retained earnings	3,185,333	3,651,344
Total stockholders’ equity	48,627,826	48,013,124
Total liabilities and stockholders’ equity	$124,051,143	$99,729,128

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended June 28, 2015	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
Net sales	$42,048,220	$35,672,173	$82,030,724	$68,102,680
Cost of sales	32,956,982	27,244,229	63,339,540	51,750,874
Gross profit	9,091,238	8,427,944	18,691,184	16,351,806
Selling, general, and administrative expenses	7,164,986	5,088,876	13,719,587	10,332,313
Restructuring expenses			35,054	—
Operating income	1,926,252	3,339,068	4,936,543	6,019,493
Non-operating income (expense)
Investment income	—	230	—	230
Other income (expense), net	(23,741)	7,027	(23,692)	14,321
Interest expense	(872,954)	(853,335)	(1,214,076)	(1,712,689)
Total non-operating expense, net	(896,695)	(846,078)	(1,237,768)	(1,698,138)
Income – before income taxes	1,029,557	2,492,990	3,698,775	4,321,355
Income tax expense	430,385	801,090	1,265,952	1,436,718
Net income	$599,172	$1,691,900	$2,432,823	$2,884,637
Net income per share
Basic	$0.06	$0.25	$0.25	$0.43
Diluted	$0.06	$0.24	$0.25	$0.41
Cash dividends declared per share	$0.15	$—	$0.30	$—

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 4, 2015	4,324,599	$4,325	$13,723,456	$2,864,154	$16,591,935
Net income	—	—	—	2,884,637	2,884,637
Stock option expense	—	—	12,309	—	12,309
Reduction for accretion on redeemable stock	—	—	—	(1,364,031)	(1,364,031)
Balance - June 28, 2015	4,324,599	$4,325	$13,735,765	$4,384,760	$18,124,850

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	2,432,823	2,432,823
Stock option expense	—	—	85,998	—	85,998
Exercise of warrants and options for common stock	37,275	37	103,952	—	103,989
Common stock issued for purchase of Intasco USA, Inc.	70,797	71	890,655	—	890,726
Cash dividends paid	—	—	—	(2,898,834)	(2,898,834)
Balance - July 3, 2016	9,699,932	$9,700	$45,432,793	$3,185,333	$48,627,826

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
Cash flows from operating activities
Net income	$2,432,823	$2,884,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,507,750	1,739,541
Amortization of debt issuance costs	61,517	155,226
(Gain) loss on sale of assets	(717)	14,330
Loss on extinguishment of debt	60,202	—
Bad debt expense	(190,993)	(642)
Loss on derivative instrument	145,153	2,925
Stock option expense	85,998	12,309
Deferred income taxes	(394,800)	41,574
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(3,832,058)	(3,142,546)
Inventory	1,049,118	(1,243,984)
Prepaid expenses and other assets	161,046	(248,191)
Accounts payable	834,462	1,873,471
Accrued and other liabilities	419,501	39,534
Net cash provided by operating activities	3,339,002	2,128,184
Cash flows from investing activities
Purchases of property and equipment	(1,507,867)	(2,079,527)
Proceeds from sale of property and equipment	3,000	1,797
Acquisition of Intasco, net of cash acquired	(21,030,795)	—
Net cash used in investing activities	(22,535,662)	(2,077,730)
Cash flows from financing activities
Net change in bank overdraft	337,878	309,074
Proceeds from debt	32,000,000	—
Payments on debt and in-kind interest	(1,234,415)	(508,962)
Debt issuance costs	(514,441)	—
Proceeds from revolving credit facilities	7,634,630	1,479,466
Pay-off of debt assumed through business acquisitions	(15,375,000)	—
Expenses of in process equity offering	—	(571,803)
Post acquisition payments for Unique Fabricating	—	(755,018)
Proceeds from exercise of stock options and warrants	103,989	—
Distribution of cash dividends	(2,898,834)	—
Net cash provided by (used in) financing activities	20,053,807	(47,243)
Net increase (decrease) in cash and cash equivalents	857,147	3,211
Cash and cash equivalents – beginning of period	726,898	756,044
Cash and cash equivalents – end of period	$1,584,045	$759,255
Supplemental disclosure of cash flow Information – cash paid for
Interest	$878,826	$1,233,275
Income taxes	$1,478,140	$1,176,528
Supplemental disclosure of cash flow Information – non cash activities for
Common stock issued for purchase of Intasco USA, Inc.	$890,726	$—
Accretion on redeemable common stock	$—	$1,364,031

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

Principles of Consolidation — The Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the quarterly period. The quarterly and year to date period, which was 13 and 26 weeks, respectively, during 2016, ended on July 3, 2016, and the quarterly and year to date period, which was 13 and 25 weeks, respectively, during 2015, ended on June 28, 2015. Fiscal year 2015 ended on Sunday, January 3, 2016.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $716,502 and $734,230 at July 3, 2016 and January 3, 2016, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 26 weeks ended July 3, 2016 and 13 and 25 weeks ended June 28, 2015, respectively.

Property, Plant, and Equipment — Property, plant, and equipment purchases are recorded at cost. Property, plant, and equipment acquired as part of a business combination are recorded at estimated fair value at the time of the business combination. Depreciation is calculated using the straight line method over the estimated useful life of each asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the period of the related leases. Upon retirement or disposal, the initial cost or valuation and accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repair and maintenance costs are expensed as incurred.

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 26 weeks ended July 3, 2016 and 13 and 25 weeks ended June 28, 2015, respectively.

Goodwill — Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a two-step process is used. The first step requires estimating the fair value of each reporting unit compared to its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value then goodwill is deemed impaired and is written down to its implied fair value.

There were no impairment charges recognized during the 13 and 26 weeks ended July 3, 2016 and 13 and 25 weeks ended June 28, 2015, respectively.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported netted against the related debt instrument. Amounts paid to or on behalf of lenders are presented as debt discount, as a reduction of the noted debt instrument. Debt issuance costs on term debt are amortized using the straight line basis over the term of the related debt (which is immaterially different from the required effective interest method) while those related to revolving debt are amortized using a straight line basis over the term of the related debt.

At July 3, 2016 and January 3, 2016, debt issuance costs were $336,408 and $192,098, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $302,210 and $98,452, respectively. On April 29, 2016, the Company refinanced its existing term loan and revolving debt facility with new term loans and a new revolving debt facility which are further described in Note 6. The Company reviewed this refinancing for extinguishment accounting and concluded that $60,202 of the $160,111 remaining issuance costs not amortized on the old revolving debt facility qualified for extinguishment and were recognized as a loss on extinguishment immediately. The remaining $99,909 of unamortized issuance costs not extinguished on the old revolving debt facility and all of the $92,508 of remaining unamortized debt discounts on the old term loan did not meet extinguishment accounting and were therefore carried forward to the new revolving debt facility and term loans.

In July of 2015, the 16% senior subordinated note was entirely paid off with the IPO proceeds. On the date paid off, $386,552 of debt discounts remained to be amortized. The Company concluded that the 16% senior subordinated note and related debt discounts qualified for extinguishment accounting and the debt discounts were recognized as a loss on extinguishment immediately in the third quarter of 2015. The extinguishment was recognized as part of interest expense in the consolidated statements of operations.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $36,737 and $61,517 for the 13 and 26 weeks ended July 3, 2016, respectively, and $80,956 and $155,226 for the 13 and 25 weeks ended June 28, 2015, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 and 26 weeks ended July 3, 2016, respectively, and 13 and 25 weeks ended June 28, 2015, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,050,139 and $2,403,498 of checks issued in excess of available cash balances at July 3, 2016 and January 3, 2016, respectively.

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of July 3, 2016 and January 3, 2016. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 26 and 13 and 25 weeks ended July 3, 2016 and June 28, 2015, respectively.

Foreign Currency Adjustments — The Company’s functional currency for all operations worldwide is the United States dollar. Nonmonetary assets and liabilities of foreign operations are remeasured at historical rates and monetary assets and liabilities are remeasured at exchange rates in effect at the end of each reporting period. Income statement accounts are remeasured at average exchange rates for the year. Gains and losses from remeasurement of foreign currency financial statements into United States dollars are classified in operating income in the consolidated statements of operations.

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 and 26 weeks ended July 3, 2016 and 13 and 25 weeks ended June 28, 2015, respectively, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), FCA US, LLC (Chrysler), and Ford Motor Company

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

(Ford) as a percentage of total net sales were: 12, 11, and 13 percent, respectively during the 13 weeks ended July 3, 2016; 12, 12, and 13 percent, respectively, during the 26 weeks ended July 3, 2016; 15, 15, and 15 percent, respectively during the 13 weeks ended June 28, 2015; and 15, 16, and 15 percent, respectively, during the 25 weeks ended June 28, 2015. No Tier 1 supplier represented more than 10 percent of direct Company sales for any period noted above. No suppliers accounted for more than 10 percent of direct accounts receivable as of July 3, 2016 and January 3, 2016.

Labor Markets — At July 3, 2016, of the Company’s hourly plant employees working in the United States manufacturing facilities, 29 percent were covered under a collective bargaining agreement which expires in August 2016 while another 5 percent were covered under a separate agreement that expires in January 2017.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At July 3, 2016, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2016 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 and 26 weeks ended July 3, 2016 and 13 and 25 weeks ended June 28, 2015, 11, 11, 12 and 12 percent, respectively, of the Company’s production occurred in Mexico. During the 13 and 26 weeks ended July 3, 2016 and 13 and 25 weeks ended June 28, 2015, 8, 4, 0, and 0 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 12, 8, and 2 percent, respectively during the 13 weeks ended July 3, 2016, 12, 6, and 1 percent, respectively during the 26 weeks ended July 3, 2016, 13, 4, and 2 percent, respectively during the 13 weeks ended June 28, 2015, and 13, 4, and 1 percent, respectively, during the 25 weeks ended June 28, 2015, of the Company’s total sales.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (the “ASU”). Previously, such costs were required to be presented as a non-current asset in an entity's balance sheet and amortized into interest expense over the term of the related debt instrument. The changes implemented by the ASU require that debt issuance costs be presented in the entity's balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged per the ASU. The Company adopted this ASU during the 13 and 26 weeks ended July 3, 2016 and applied this change to the current and prior periods in the financial statements for comparable purposes. Debt issuance costs are no longer disclosed separately by the Company in the balance sheet and are now shown as a direct deduction from the carrying value of the related debt liability.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition, and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU requires an entity to measure inventory at the lower of cost and net realizable value, simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2016, and is to be applied prospectively with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Currently, deferred income tax liabilities and assets are required to be separated into current and non-current amounts in an entity's balance sheet. The changes implemented by the ASU require that all deferred income tax liabilities and assets are to be classified as non-current on the balance sheet. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU during the 13 and 26 weeks ended July 3, 2016 and applied the change to these periods only in the consolidated financial statements. Deferred taxes are now shown as non-current by the Company in the balance sheet.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09), to simplify the accounting for share-based payment transactions. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company early adopted this ASU during the 13 and 26 weeks ended July 3, 2016 and applied the change to these periods in the consolidated financial statements. Excess tax benefits are no longer disclosed in the consolidated statements of cash flows as a result of this early adoption.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2 — Business Combinations

2016
On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary of the Company, acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21,049,045 in cash at closing. On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $890,726 paid by the issuance of 70,797 shares of the Company's common stock. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. A portion of the purchase price is being held in escrow to fund the obligations of Intasco Corporation and Intasco USA, Inc., (together “Intasco”) and a related party to indemnify the Canadian Buyer and US Buyer against certain claims, losses, and

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

liabilities. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. On the date of closing, the Company paid an estimated working capital adjustment of $126,047 to Intasco, which is included in the total cash consideration paid above. Subsequent to the end of the quarter, during August 2016, Intasco paid the Company $212,823 for the actual final working capital adjustment. This final actual working capital settlement is included in the table below. The cash purchase price was paid with borrowings under a new senior credit facility which replaced the Company's existing facility as further described in Note 6. The Company incurred transaction costs of $848,252 related to the acquisition of Intasco. The acquisition significantly broadens the Company's solution offering, production capabilities, and potentially expands its reach into new markets.

In connection with the business combination, Intasco terminated the leases it had with an affiliated entity for its operating facilities in the United States and Canada and the Company entered into new leases for the same facilities. The terms of the Company's lease in the United States provides for a term of two years with monthly rental payments of $4,000 beginning on May 1, 2016 and $4,080 beginning on May 1, 2017. The terms of the Company's lease in Canada provides for a term of five years with monthly rental payments of $16,750 CAD beginning on May 1, 2016, $17,085 CAD beginning on May 1, 2017, and $17,427 CAD beginning on May 1, 2019.

The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed.

Cash	$18,250
Accounts receivable	2,146,082
Inventory	2,485,781
Other current assets	74,194
Property, plant, and equipment	861,491
Identifiable intangible assets	7,316,694
Accounts payable and accrued liabilities	(716,080)
Deferred tax liability	(97,622)
Total identifiable net assets	12,088,790
Goodwill	9,657,221
Total	21,746,011

The goodwill arising from the acquisition consists largely of Intasco's reputation, trained employees, and other unique features that cannot be associated with a specific identifiable asset. Of the total amount of goodwill recognized, $7,267,507 is expected to be deductible for tax purposes. The Company also recognized intangible assets as part of the acquisition which consisted of customer contracts, trade names, and unpatented technology. For further detail of the Company's intangibles please refer to Note 5.

The consolidated operating results for the 13 and 26 weeks ended July 3, 2016 included the operating results of Intasco from April 29, 2016. Intasco's revenue included in the accompanying statement of operations for both the 13 and 26 weeks ended July 3, 2016, totaled $3,684,008, from the date of the acquisition. Intasco's net income included in the accompanying statement of operations for both the 13 and 26 weeks ended July 3, 2016, totaled $(302,411), from the date of acquisition. The loss is primarily due to $521,071 of transaction costs incurred by the Company being recorded on Intasco's financial statements.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The consolidated operating results for the 13 and 25 weeks ended June 28, 2015 does not include any operating results for Great Lakes as the acquisition did not take place until August 31, 2015.

The following pro forma supplementary data for the 13 and 26 weeks ended July 3, 2016 and 13 and 25 weeks ended June 28, 2015 gives effect to the acquisition of Intasco as if it had occurred on January 5, 2015 (the first day of the Company's 2015 fiscal year) and Great Lakes as if it had occurred on December 30, 2013 (the first day of the Company’s 2014 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended June 28, 2015	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
Net sales	$43,509,852	$42,742,615	$87,877,251	$82,243,570
Net income	$1,151,033	$1,605,703	$3,028,561	$3,495,001
Net income per common share – basic	$0.12	$0.24	$0.31	$0.52
Net income per common share – diluted	$0.12	$0.23	$0.31	$0.50

Note 3 — Inventory

Inventory consists of the following:

	July 3, 2016	January 3, 2016
Raw materials	$9,569,798	$8,048,747
Work in progress	684,983	643,207
Finished goods	5,767,493	5,893,657
Total inventory	$16,022,274	$14,585,611

Included in inventory are assets located in Mexico with a carrying amount of $2,218,703 at July 3, 2016 and $1,788,902 at January 3, 2016, and assets located in Canada with a carrying amount of $1,578,314 at July 3, 2016 and $0 at January 3, 2016.

The inventory acquired in the 2016 acquisition of Intasco included a fair value adjustment of $318,518. At July 3, 2016 $39,352 of this fair value adjustment remained in inventory while $279,166 was included in cost of goods sold during the 13 and 26 weeks ended July 3, 2016.

The inventory acquired in the 2015 acquisition of Great Lakes included a fair value adjustment of $146,191. At July 3, 2016 and January 3, 2016, $0 of this fair value adjustment remained in inventory while $0 was included in cost of goods sold during the 13 and 26 weeks ended July 3, 2016. Also, $0 was included in cost of goods sold during the 13 and 25 weeks ended June 28, 2015.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	July 3, 2016	January 3, 2016	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,541,976	7,541,976	23 – 40
Shop equipment	11,958,416	10,291,903	7 – 10
Leasehold improvements	876,949	824,869	3 – 10
Office equipment	1,010,194	682,884	3 – 7
Mobile equipment	192,521	135,501	3
Construction in progress	893,532	588,343
Total cost	24,136,741	21,728,629
Accumulated depreciation	3,836,197	2,967,451
Net property, plant, and equipment	$20,300,544	$18,761,178

Depreciation expense was $445,108 and $872,463 for the 13 and 26 weeks ended July 3, 2016, respectively, and $319,547 and $635,266 for the 13 and 25 weeks ended June 28, 2015.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $1,152,718 and $637,435 at July 3, 2016 and January 3, 2016, respectively, and assets located in Canada with a carrying amount of $771,069 and $0 at July 3, 2016 and January 3, 2016, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at July 3, 2016:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$6,531,648	8.16
Trade names	4,673,044	723,012	16.43
Non-compete agreements	1,161,790	764,424	2.53
Unpatented technology	$1,534,787	$52,982	5.00
Total	$33,892,686	$8,072,066

Intangible assets of the Company consist of the following at January 3, 2016:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$20,948,881	$5,195,109	8.73
Trade names	4,465,322	599,734	20.00
Non-compete agreements	1,161,790	641,937	2.53
Total	$26,575,993	$6,436,780

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $930,286 and $1,635,287 for the 13 and 26 weeks ended July 3, 2016, and $572,954 and $1,104,275 for the 13 and 25 weeks ended June 28, 2015.

Estimated amortization expense is as follows:

2016	$2,060,828
2017	4,121,655
2018	4,070,321
2019	3,945,264
2020	3,913,627
Thereafter	7,708,925
Total	$25,820,620

Note 6 — Long-term Debt

Old Senior Credit Facility
The Company had a senior credit facility with a bank it entered into on March 18, 2013, in conjunction with the acquisition of Unique Fabricating, and subsequently amended. The facility initially provided for a $12.5 million revolving line of credit (“Revolver”) and an $11.0 million term loan facility (“Term Loan”). On December 18, 2013, in conjunction with the acquisition of Prescotech Holdings Inc. (“PTI”), the Company entered into an amendment with its bank under this senior credit facility. The amendment increased the Revolver to $15.0 million and the Term Loan to $20.0 million. In October 2014, an additional amendment increased the Revolver to $19.5 million, and the increased amount available was used to construct a second facility in LaFayette, Georgia. The total construction costs were $4.4 million which was all funded by the Revolver. The total amount was capitalized, including interest costs of $0.1 million, and depreciated over the useful lives of the various assets. In December 2015, an additional amendment increased the Revolver capacity to $25.0 million. On April 29, 2016, in conjunction with the acquisition of Intasco, this senior credit facility was repaid and terminated and replaced with a new senior credit facility which is described below. On the date of termination, $15.4 million outstanding under the Term Loan, and $17.3 million outstanding under the Revolver were repaid.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

As of January 3, 2016, $14,787,191 was outstanding under the Revolver. This amount was gross of debt issuance costs which are further disclosed in Note 1. Borrowings under the Revolver were subject to a borrowing base, bore interest at the 30 day LIBOR plus a margin that ranged from 2.75 percent to 3.25 percent (an effective rate of 3.5000 percent at January 3, 2016 ), and were secured by substantially all of the Company’s assets. The half percent range per annum on the Term Loan, as noted in the table below, and Revolver was determined quarterly based on the senior leverage ratio. The Revolver was going to mature on December 18, 2017.

The Company also had a senior subordinated note payable with a private lender effective March 18, 2013, as amended. The holder of the senior subordinated note payable also held equity interests of the Company, and therefore, was a related party. As disclosed in Note 1, the Company used the net proceeds from the IPO to repay on July 7, 2015, the $13.1 million principal amount of the senior subordinated note, together with accrued interest through the date of payment.

New Credit Agreement
On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as syndication agent, and other lenders, entered into a credit agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.0 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to$30.0 million (the “New Revolver”) to the US Borrower, a $17.0 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.0 million principal amount Term Loan (the “CA Term Loan”) to the CA Borrower. At Closing, the US Term Loan and the CA Term Loan were fully funded and the US Borrower borrowed approximately $22.9 million under the New Revolver. The borrowings were used to finance the acquisition of Intasco, including working capital adjustments and amounts paid into escrow, and to repay the Company’s existing senior credit facility, which was terminated as noted above.

The New Revolver, US Term Loan, and CA Term Loan all mature on April 29, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly.

In addition, the New Credit Agreement allows for increases in the principal amount of the New Revolver and US and CA Term Loans not to exceed a $10.0 million principal amount, in the aggregate, provided that before and after giving effect to the proposed increase (and any transactions to be consummated using proceeds of the increase) the total leverage and debt service coverage ratio do not exceed specified amounts. The New Credit Agreement also provides for the issuance of letters of credit with, a face amount of up to a $2.0 million in the aggregate, provided that any letter of credit that is issued will reduce availability under the New Revolver.

As of July 3, 2016, $22,421,821 was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 3.9603% percent per annum at July 3, 2016, and is secured by substantially all of the Company’s assets. At July 3, 2016, the maximum additional available borrowings under the Revolver were $7,478,179, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Long term debt consists of the following:

	July 3, 2016	January 3, 2016
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 3.9603 per annum at July 3, 2016. At July 3, 2016, the balance of the US Term Loan is presented net of a debt discount of $202,368 from costs paid to or on behalf of the lenders.	$16,478,882	$—
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 3.9603 per annum at July 3, 2016. At July 3, 2016, the balance of the US Term Loan is presented net of a debt discount of $99,842 from costs paid to or on behalf of the lenders.	$14,618,908	$—
Term Loan, payable to a bank in quarterly installments of $500,000 through December 31, 2015, $625,000 through December 31, 2016, $750,000 through September 30, 2017, with a lump sum due at maturity. Interest is paid on a quarterly basis at an annual rate of LIBOR plus a margin of 3.00 percent to 3.50 percent (an effective rate of 3.567 percent per annum at January 3, 2016). The Term Loan was originally due on March 15, 2018, but was amended to be due December 18, 2017, and was secured by substantially all of the Company’s assets. At January 3, 2016, the balance of the Term Loan is presented net of a debt discount of $98,452 from costs paid to or on behalf of the lender.
	$—	$15,901,548

Note payable to the seller of Chardan which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6 percent. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	15,100	24,514
Total debt excluding Revolver	31,612,890	16,426,062
Less current maturities	2,415,100	2,519,069
Long-term debt – Less current maturities	$29,197,790	$13,906,993

The New Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and debt service coverage ratio, as defined. As of July 3, 2016, the Company was in compliance with these financial covenants. As of January 3, 2016, the Company was in compliance with all financial covenants under the old senior credit facility. Additionally, the US Term Loan and CA Term Loan contains a clause, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and certain performance thresholds are not met.

Maturities on the Company’s New Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2016	$1,209,655
2017	2,405,445
2018	3,000,000
2019	4,300,000
2020	4,000,000
Thereafter	39,421,821
Total	54,336,921
Discounts	(302,210)
Debt issuance costs	(336,408)
Total debt – Net	$53,698,303

Note 7 — Derivative Financial Instruments

Interest Rate Swap

The Company holds a derivative financial instrument, in the form of an interest rate swap, as required by its New Credit Agreement, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap is recognized in the accompanying consolidated balance sheets at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized currently in net income as interest expense in the consolidated statements of operations.

Effective January 17, 2014, in connection with the refinancing of the old senior credit facility during December 2013, the Company entered into an interest rate swap which required the Company to pay a fixed rate of 1.27 percent while receiving a variable rate based on the one month LIBOR for a net monthly settlement based on the notional amount which began immediately. The notional amount began at $10,000,000 and decreased by $250,000 each quarter until March 31, 2016, when it began decreasing by $312,500 per quarter until the stated expiration date on January 31, 2017. At January 3, 2016, the fair value of this old interest rate swap was ($46,874), and was included in other long-term liabilities in the consolidated balance sheets. The Company paid $16,113 and $33,094 in net monthly settlements in the 13 and 26 weeks ended July 3, 2016, respectively, and $30,760 and $46,712 for the 13 and 25 weeks ended June 28, 2015, respectively. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Effective June 30, 2016, as required under the new credit facility entered into during April 2016 as discussed in Note 6, the Company entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. This terminated the old swap entered into on January 17, 2014. The notional amount at the effective date was $16,681,250 and decreases by $318,750 each quarter until June 30, 2017, and begins decreasing by $425,000 per quarter until June 29, 2018, when it begins decreasing by $531,250 per quarter until it expires on June 28, 2019. At July 3, 2016, the fair value of this new interest rate swap was $(181,179), and was included in in other long-term liabilities in the consolidated balance sheets. There were no payments by the Company with respect to the interest rate swap for both the 13 and 26 weeks ended July 3, 2016. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent USD notional amount of $3,300,000 and expires on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time will enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract is recognized in the accompanying consolidated balance sheets at its fair value and monthly settlement payments due on the foreign currency forward contract and changes in its fair value are recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statements of operations. At July 3, 2016, the fair value of this new foreign currency forward contract was $(10,848), which at July 3, 2016 was included in other short-term liabilities in the consolidated balance sheets. There were no payments by the Company with respect to the foreign currency forward contract for both the 13 and 26 weeks ended July 3, 2016 .

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company reversed severance related costs which had been previously recorded as a result of this plant closure in the amount of $0 in the 13 weeks ended July 3, 2016 and $(51,951) in the 26 weeks ended July 3, 2016. The amount of other costs incurred associated with this plant closure, which primarily consisted of moving existing production equipment at Murfreesboro to other facilities was $0 in the 13 weeks ended July 3, 2016 and $87,005 in the 26 weeks ended July 3, 2016. Further expected charges as of July 3, 2016, are $0.0 million related to severance costs and other costs. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations. The Company also intends to sell the building in Murfreesboro, which the Company owns, which has a current net book value of $2,033,327 and a current estimated selling price of approximately $2,750,000. The building qualifies as held for sale, is expected to be sold in the next year, and is presented properly as such in the consolidated balance sheets as a current asset.

The table below summarizes the activity in the restructuring liability for the 26 weeks ended July 3, 2016.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 3, 2016	$190,864	$63,327	$254,191
Provision for estimated expenses incurred during the year	(51,951)	87,005	35,054
Payments made during the year	(138,913)	(150,332)	(289,245)
Accrual balance at July 3, 2016	$—	$—	$—

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

As of June 28, 2015 the redemption value of the redeemable shares was estimated to be $13,446,300 which was more than the initial proceeds. As a result, $1,364,031 of accretion was recorded in the period ended June 28, 2015. The redemption value was calculated based on an internal methodology, which was based on calculating Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiples based on enterprise values of selected public companies that are comparable to the Company. An estimated EBITDA multiple was then determined for the Company and used to calculate the enterprise value and thereby the per share value used in the redemption value.

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

On July 17, 2013 and January 1, 2014, the board of directors approved the issuance of 375,000 and 120,000 non statutory stock option awards, respectively to employees of the Company with an exercise price of $3.33 with a weighted average grant date fair value of $86,450 and $42,000 respectively. On April 29, 2016 the Company issued 7,200 non statutory stock option awards to employees of the Company with an exercise price of $12.58 with a weighted average grant date fair value of $20,160. All 3 tranches of grants of the awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company. Upon termination, the Company may repurchase the vested awards at their fair value (or their exercise price if terminated for cause) prior to their exercise.

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

	April 29, 2016	January 1, 2014	July 17, 2013
Expected volatility	40.00%	34.00%	34.00%
Dividend yield	5.00%	—%	—%
Expected term (in years)	5	4	4
Risk-free rate	1.28%	1.27%	0.96%

2014 Omnibus Performance Award Plan

In 2014 the board of directors and stockholders adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan authorizes the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March of 2016 by our board of directors which was included as a proposal and approved by our stockholders in our June 2016 proxy statement, increased the authorized grant of awards to a total of 450,000 shares of our common stock.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

On August 17, 2015, the board of directors approved the issuance of a total of 230,000 stock option awards of which 45,000 non statutory awards were granted to the board of directors, and 185,000 incentive stock options were granted to employees of the Company. All of the awards had an exercise price of $12.50 with a weighted average grant date fair value of $625,600. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company.

On November 20, 2015, the board of directors approved the issuance of stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $11.50 with a weighted average grant date fair value of $33,500. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the August 17, 2015 grants discussed above.

On April 29, 2016, the board of directors approved the issuance of stock option awards for 5,000 shares to employees of the Company. All of the awards had an exercise price of $12.58 with a weighted average grant date fair value of $14,000. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the November 20 and August 17, 2015 grants discussed above.

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

	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	35.00%	38.00%
Dividend yield	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5
Risk-free rate	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 3, 2016	695,000	$6.54	8.35
Granted	12,200	$12.58	10.00
Exercised	17,520	$3.33	0
Forfeited or expired	7,200	$3.33	0
Outstanding at July 3, 2016	682,480	$6.77	7.90	$4,388,346
Vested and exercisable at July 3, 2016	278,720	$5.02	7.48	$2,279,930

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of July 3, 2016 and multiplying this result by the related number of options outstanding and exercisable at July 3, 2016. The estimated fair value of the shares is based on the closing price of the stock of $13.20 as of July 3, 2016.

The Company recorded compensation expense of $46,900 and $85,998 for the 13 and 26 weeks ended July 3, 2016, respectively, and $6,401 and $12,309 for the 13 and 25 weeks ended June 28, 2015, respectively, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $17,195 and $29,434 for the 13 and 26 weeks ended July 3, 2016, respectively, and $2,038 and $4,092 for the 13 and 25 weeks ended June 28, 2015, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

As of July 3, 2016, there was $468,585 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 2.19 years.

Note 11 — Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgement about valuation allowances and effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

Income tax expense for the 13 and 26 weeks ended July 3, 2016 was $430,385 and $1,265,952, respectively, compared to $801,090 and $1,436,718 for the 13 and 25 weeks ended June 28, 2015, respectively. The income tax rate varies from the US statutory income tax rate primarily due to state income taxes, and the effect of foreign income taxes (Canada and Mexico), offset by a benefit related to the domestic production activities deduction, or DPAD. The difference between the actual effective rate of 41.8% and the statutory rate of 34.0% for the 13 weeks ended July 3, 2016 was mainly a result of $49,923 of non-deductible transactions costs related to the Intasco acquisition, which increased our effective tax rate by 4.9%. During the 26 weeks ended July 3, 2016 the effective tax rate and statutory rate were in alignment with each other. During the 13 weeks ended June 28, 2015, the difference between the actual effective tax rate of 32.1% and the statutory rate of 34.0% was mainly a result of DPAD, which provided a $68,827 income tax benefit and therefore reduced our effective tax rate by 2.7%. During the 25 weeks ended June 28, 2015, the effective tax rate and statutory rate were in alignment with each other for the period.

Note 12 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2021. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Three of the leases for office space and production facilities provides for escalating rents over the life of the respective lease and rent expense is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $477,100 and $927,305 for the 13 and 26 weeks ended July 3, 2016, and $334,926 and $662,438 for the 13 and 25 weeks ended June 28, 2015.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at July 3, 2016:

2016	$995,203
2017	1,934,819
2018	1,782,160
2019	1,380,108
2020	850,998
Thereafter	85,456
Total	$7,028,744

Note 13 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution in an amount up to the first 3 percent of each employee’s total compensation and 50 percent of the contribution for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $100,356 and $215,981 for the 13 and 26 weeks ended July 3, 2016, respectively, and $94,603 and $183,966 for the 13 and 25 weeks ended June 28, 2015, respectively.

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions in the United States totaled $1,671 for both the 13 and 26 weeks ended July 3, 2016.

The Canadian facility sponsors a retirement plan where Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions in Canada totaled $15,248 for both the 13 and 26 weeks ended July 3, 2016.

Note 14 — Related Party Transactions

A shareholder provided subordinated debt financing which is discussed further in Note 6. Effective upon the closing of the IPO as disclosed in Note 1, this subordinated debt amount was paid off in full with the proceeds received from the IPO. Interest charges were recognized in the amounts of $0 for the 13 and 26 weeks ended July 3, 2016, and $523,876 and $1,041,995 for the 13 and 25 weeks ended June 28, 2015, respectively, related to the subordinated debt financing.

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several shareholders. The agreement required annual management fees of $300,000 and additional fees for assistance provided with acquisitions. The Company incurred management fees of $56,250 and $112,500 for the 13 and 26 weeks ended July 3, 2016, and $75,000 and $150,000 for the 13 and 25 weeks ended June 28, 2015. During the 13 and 26 weeks ended July 3, 2016, the Company paid acquisition related fees under the management agreement of $259,900 as a result of the Intasco acquisition on April 29, 2016. There were no acquisition related party fees for the 13 and 25 weeks ended June 28, 2015. The Company allocates these fees, if any, to the services provided based on their relative fair values. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc.

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

The Company measures its foreign currency forward contract on a recurring basis based primarily on Level 2 inputs using the present value of future cash flows to be incurred on the contracts. In accordance with market standards and conventions for

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

valuing such contracts, the transactions reflect the current direction and amounts expected in each currency, spot exchange rates at period-end, discount factors and forward interest rate curves for each relevant currency pair and future maturity date.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended June 28, 2015	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
Basic earnings per share calculation:
Net income	$599,172	$1,691,900	$2,432,823	$2,884,637
Net income attributable to common stockholders	$599,172	$1,691,900	$2,432,823	$2,884,637
Weighted average shares outstanding	9,680,374	6,739,998	9,646,266	6,739,998
Net income per share-basic	$0.06	$0.25	$0.25	$0.43

Diluted earnings per share calculation:
Net income	$599,172	$1,691,900	$2,432,823	$2,884,637
Weighted average shares outstanding	9,680,374	6,739,998	9,646,266	6,739,998
Effect of dilutive securities:
Stock options(1)(2)	211,765	197,845	211,644	194,901
Warrants(1)(2)	13,702	85,100	11,536	79,868
Diluted weighted average shares outstanding	9,905,841	7,022,943	9,869,446	7,014,767
Net income per share-diluted	$0.06	$0.24	$0.25	$0.41

(1)Options to purchase 425,280 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised and warrants to purchase 141,000 shares issued to the underwriters of the Company's IPO granted in July 2015 as discussed in Note 10, were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 and November 2015, as noted in Note 10, under the 2014 plan and options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016 were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.
(2)Options to purchase 495,000 shares of common stock remaining to be exercised and warrants to purchase 139,200 shares of common stock remaining to be exercised were considered in the computation of diluted earnings per share using the treasury stock method in the 2015 calculation.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 18 — Subsequent Event

Declaration of Cash Dividend

On August 16, 2016, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on September 7, 2016 to stockholders of record at the close of business on August 31, 2016. The aggregate amount of the dividend is approximately $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited consolidated financial statements and the related notes to unaudited consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended January 3, 2016 included in our Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC"). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The second quarter of 2016 ended on July 3, 2016 and the second quarter of 2015 ended on June 28, 2015. The Company’s policy is that fiscal years end annually on the Sunday closest to December 31. Fiscal 2015 ended on January 3, 2016 and the current fiscal year will end on January 1, 2017. The Company’s operations are classified in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Unique currently services the North America automotive and heavy duty truck markets, in addition to the appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this Quarterly Report on Form 10-Q as original equipment manufacturers (OEMs), or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Bryan, Ohio, Port Huron, Michigan, London, Ontario, Monterrey, Mexico and Queretaro, Mexico. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

Unique derives the majority of its net sales from the sales of foam, rubber, plastic, and tape adhesive related automotive products. These products are produced from a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding, and fusion molding. We believe Unique has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air noise and water intrusion, and by providing sound absorption and blocking, Unique’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life.

We primarily operate within the highly competitive and cyclical automotive parts industry. Over the past six years the industry has experienced consistent growth as it recovered from the recession of 2009. Many sectors of the supply chain are operating near capacity. Over the same period we have grown our core automotive parts business at a faster rate than the industry as a whole, reflecting our growth through acquisitions as well as indicating we are taking market share from competitors and increasing our content per vehicle on the programs we supply. We expect these trends to continue.

Recent Developments

Acquisition of Intasco

On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary of Unique Fabricating, Inc., (the “Company”) acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21.03 million , net of cash acquired, at closing. On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The shares issued are “restricted shares” issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. A portion of the purchase price is being held in escrow to fund the obligations of Intasco Corporation and Intasco USA, Inc., (together “Intasco”) and a related party to indemnify the Canadian Buyer and US Buyer against certain claims, losses, and liabilities. The purchase price was paid with borrowings under a New Credit Facility which replaced the Company's existing facility and is described below.

Intasco is a material convertor of pressure sensitive products such as film, label stock, foams and adhesives primarily to the automotive industry in the United States and Canada. They specialize in interior and exterior attachment tape systems.

New Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent and the other lenders, entered into a Credit Agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million (the “New Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal Term Loan (the “CA Term Loan”) to the CA Borrower. In conjunction with the acquisition of Intasco, the Company's old senior credit facility was repaid and terminated. On the date of termination of the old senior credit facility, $15.4 million outstanding principal amount was repaid on the Term Loan, and $17.3 million outstanding was repaid on the Revolver.

Initial Public Offering

On July 7, 2015, we completed our initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share (the "IPO"), including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, we received net IPO proceeds of approximately $22.2 million. Of these proceeds we used part of them to repay the $13.1 million principal amount of our 16% senior subordinated note together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolver portion of the Company's old senior secured credit facility. Amounts paid under the facility remained available to be re-borrowed, subject to compliance with the terms of the facility. The Company also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the public offering price of $9.50 per share, and can be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO.

Acquisition of Great Lakes

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

Facility Closure

On October 27, 2015, the Company made the decision to close its manufacturing facility in Murfreesboro, Tennessee. The Company ceased operations at the Murfreesboro facility in January of 2016. Approximately 30 positions were eliminated as a result of the closing.

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

The Company provided employees severance pay, health benefits continuation and job search assistance. In the 26 weeks ended April 3, 2016, the Company has reversed approximately ($0.1) million in employee termination costs that were previously recorded and incurred an additional $0.1 million in other costs related to the closure, which primarily consisted of moving existing production equipment from Murfreesboro to other Company facilities. The expenses were recorded to the restructuring expense line in continuing operations in the Company's statement of operations. At this time the Company expects no further future costs related to the facility closure. The Company also intends to sell the building that it owns in Murfreesboro which has a current net book value of $2.0 million, and a current estimated selling price of approximately $2.8 million. The building qualifies as held for sale, is expected to be sold in the next year, and is presented as such in the consolidated balance sheet as a current asset.

Dividend Declaration

On August 16, 2016, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on September 7, 2016 to shareholders of record at the close of business on August 31, 2016.

Comparison of Results of Operations for the Thirteen and Twenty-Six Weeks Ended July 3, 2016 and the Thirteen and Twenty-Five Weeks Ended June 28, 2015

On April 29, 2016, the Company acquired the business and substantially all of the assets of Intasco Corporation, a Canadian Corporation, for a purchase price of approximately $21.03 million, net of cash acquired at closing. On the same date, the US Buyer, an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. For the 13 and 26 weeks ended July 3, 2016, our financial results include expenses and fees incurred in connection with the acquisition and results of operations of the Intasco business from April 29, 2016 through July 3, 2016

On August 31, 2015, the Company acquired the business and substantially all of the assets Great Lakes for a cash purchase price of $11.82 million. Following the closing, we made a payment to the seller of $0.13 million as a result of post-closing calculation of net working capital. For the 13 and 26 weeks ended July 3, 2016, our financial results include the expenses and fees incurred in connection with the acquisition and results of operations of the Great Lakes Business from January 3, 2016 through July 3, 2016.

Thirteen Weeks Ended July 3, 2016 and Thirteen Weeks Ended June 28, 2015

Net Sales

	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended June 28, 2015
	(in thousands)
Net sales	$42,048	$35,672

Net sales for the 13 weeks ended July 3, 2016 were approximately $42.05 million compared to $35.67 million for the 13 weeks ended June 28, 2015. For the 13 weeks ended July 3, 2016, net sales included approximately $6.00 million attributable to our increased market penetration and content per vehicle, and new product introductions, including 13 weeks of sales from the Great Lakes acquisition that occurred on August 31, 2015, and 9 weeks of sales from the Intasco acquisition that occurred on April 29, 2016. Other increases in net sales for the 13 weeks ended July 3, 2016 were primarily attributable to a 1.3% overall increase in North American vehicle production in such period as compared to production during the 13 weeks ended June 28, 2015.

Cost of Sales

	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended June 28, 2015
	(in thousands)
Materials	$21,884	$18,403
Direct labor and benefits	6,397	5,246
Manufacturing overhead	4,282	3,315
Sub-total	32,563	26,964
Depreciation	394	280
Cost of Sales	32,957	27,244
Gross Profit	$9,091	$8,428

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended June 28, 2015
Materials	52.1%	51.6%
Direct labor and benefits	15.2%	14.7%
Manufacturing overhead	10.2%	9.3%
Sub-total	77.5%	75.6%
Depreciation	0.9%	0.8%
Cost of Sales	78.4%	76.4%
Gross Profit	21.6%	23.6%

Cost of sales as a percentage of net sales for the 13 weeks ended July 3, 2016 increased to 78.4% from 76.4% for the 13 weeks ended June 28, 2015. The increase in cost of sales as a percentage of net sales was attributable to increased costs of material, direct labor and benefits and manufacturing overhead as a percentage of net sales. Material costs increased to 52.1% of net sales for the 13 weeks ended July 3, 2016 from 51.6% for the 13 weeks ended June 28, 2015. Material costs for the 13 weeks ended July 3, 2016 were higher compared to the 13 weeks ended June 28, 2015 primarily due to the amortization of the markup to fair market value of the Intasco inventory acquired in the acquisition. Direct labor and benefit costs as a percentage of net sales was 15.2% for the 13 weeks ended July 3, 2016 compared to 14.7% for the 13 weeks ended June 28, 2015. Labor and benefit costs in the 13 weeks ended July 3, 2016 were higher due to the Company adding manufacturing capabilities to its existing facilities, as well as because of an increase in health insurance claims paid under our self-insured benefits plan. Manufacturing overhead costs as a percentage of net sales was 10.2% for the 13 weeks ended July 3, 2016 compared to 9.3% the 13 weeks ended June 28, 2015. Manufacturing overhead in the 13 weeks ended July 3, 2016 was higher due primarily to rent costs as we added capacity in order to meet expected future demand, increased indirect labor costs as we upgrade our staff, and continuous improvement related costs that we expect to benefit from in future quarters. Depreciation costs in the 13 weeks ended July 3, 2016 were also higher than in the same period last year as we add machine capacity, again to meet expected future demand, and to increase manufacturing capabilities in certain of our facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the 13 weeks ended July 3, 2016 decreased to 21.6% from 23.6% for the 13 weeks ended June 28, 2015.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended June 28, 2015
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$5,521	$4,476
Transaction expenses	663	—
Subtotal	6,184	4,476
Depreciation and amortization	981	613
SG&A	$7,165	$5,089
SG&A as a % of net sales	17.0%	14.3%

SG&A as a percentage of net sales for the 13 weeks ended July 3, 2016 increased to 17.0% from 14.3% for the 13 weeks ended June 28, 2015. The increase is primarily related to transaction related expenses, higher professional and consulting fees, and higher amortization costs in the 13 weeks ended July 3, 2016 compared to the 13 weeks ended June 28, 2015 due to the intangible assets acquired in the Great Lakes and Intasco acquisitions.

Operating Income

As a result of the foregoing factors, operating income for the 13 weeks ended July 3, 2016 was $1.93 million compared to operating income of $3.34 million for the 13 weeks ended June 28, 2015.

Non-Operating Expense

Non-operating expense for the 13 weeks ended July 3, 2016 was $0.90 million compared to $0.85 million for the 13 weeks ended June 28, 2015. The change in non-operating expense was primarily driven by an increase in interest expense. Interest expense was approximately $0.87 million for the 13 weeks ended July 3, 2016, compared to $0.85 million for the 13 weeks ended June 28, 2015. The slight increase in interest expense in the 2016 period was due to the refinancing of our debt as part of the Intasco acquisition on April 29, 2016, which resulted in write-off of certain debt financing costs associated with the old credit facility, and a higher principal balance outstanding on our new senior credit facility in the 13 weeks ended July 3, 2016, in addition to an unfavorable mark-to-market adjustment on the new interest rate swap that we entered into just prior to the unexpected result of the BREXIT vote in Europe. These items were partially offset by less interest expense in the 2016 period due to the payoff of our 16% subordinated debt with the proceeds of our IPO in July of 2015.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended July 3, 2016 was $1.03 million, compared to $2.49 million for the 13 weeks ended June 28, 2015.

Income Tax Provision

For the 13 weeks ended July 3, 2016, the estimated effective income tax rate of 41.8%, applied to pre-tax income, resulted in income tax expense of $0.43 million. The difference between the actual effective rate and the statutory rate was mainly a result of non-deductible transaction costs related to the Intasco acquisition, which provided $0.05 million of income tax expense which increased our effective tax rate by 4.9%, as well as the effect of state income tax rates. During the 13 weeks ended June 28, 2015, the estimated effective income tax rate of 32.1%, applied to pre-tax income, resulted in income tax expense of $0.80 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, which provided a $0.07 million income tax benefit which reduced our effective tax rate by 2.7%. The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. The Company has not recorded a tax valuation allowance as of July 3, 2016. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the 13 weeks ended July 3, 2016 was $0.60 million compared to $1.69 million during the 13 weeks ended June 28, 2015.

Twenty-Six Weeks Ended July 3, 2016 and Twenty-Five Weeks Ended June 28, 2015

Net Sales

	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
	(in thousands)
Net sales	$82,031	$68,103

Net sales for the 26 weeks ended July 3, 2016 were approximately $82.03 million compared to $68.10 million for the 25 weeks ended June 28, 2015. The 26 weeks ended July 3, 2016 net sales included approximately $13.00 million attributable to our increased market penetration and content per vehicle, new product introductions, and 26 weeks of sales from the Great Lakes acquisition that occurred on August 31, 2015, and 9 weeks of sales from the Intasco acquisition that occurred on April 29, 2016. Other increases in net sales for the 13 weeks ended July 3, 2016 were primarily attributable to a 2.2% overall increase in North American vehicle production in such period as compared to production during the 25 weeks ended June 28, 2015.

Cost of Sales

	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
	(in thousands)
Materials	$41,878	$35,261
Direct labor and benefits	12,346	9,693
Manufacturing overhead	8,346	6,238
Sub-total	62,570	51,192
Depreciation	770	559
Cost of Sales	63,340	51,751
Gross Profit	$18,691	$16,352
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
Materials	51.1%	51.8%
Direct labor and benefits	15.0%	14.2%
Manufacturing overhead	10.2%	9.2%

Sub-total	76.3%	75.2%
Depreciation	0.9%	0.8%
Cost of Sales	77.2%	76.0%
Gross Profit	22.8%	24.0%

Cost of sales as a percentage of net sales for the 26 weeks ended July 3, 2016 increased to 77.2% from 76.0% for the 25 weeks ended June 28, 2015. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits and manufacturing overhead as a percentage of net sales, partially offset by lower material costs as a percentage of net sales. Material costs decreased to 51.1% for the 26 weeks ended July 3, 2016 from 51.8% for the 25 weeks ended June 28, 2015. Material costs for the 26 weeks ended July 3, 2016 were lower compared to the 25 weeks ended June 28, 2015 primarily due to favorable product mix, partially offset by the amortization of the markup to fair market value of the Intasco inventory acquired inthe acquisition. Direct labor and benefit costs as a percentage of net sales was 15.0% for the 26 weeks ended July 3, 2016 compared to 14.2% for the 25 weeks ended June 28, 2015. Labor and benefit costs in the 26 weeks ended July 3, 2016 were higher due to an increase in health insurance claims paid under our self-insured benefit plans, as well as an increase in direct and temporary labor hours as a result of a change in product mix and the addition of manufacturing capabilities to some of our existing facilities. Manufacturing overhead costs as a percentage of net sales was 10.2% for the 26 weeks ended July 3, 2016 compared to 9.2% the 25 weeks ended June 28, 2015. Manufacturing overhead in the 26 weeks ended July 3, 2016 was higher due primarily to higher rent costs as we added capacity in order to meet expected future demand, increased indirect labor costs as we upgraded our staff, and continuous improvement related costs that we expect to benefit from in future quarters. Depreciation costs in the 26 weeks ended July 3, 2016 were also higher than last year as we added machine capacity, again to meet expected future demand, and to increase capabilities in certain of our facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the 26 weeks ended July 3, 2016 decreased to 22.8% from 24.0% for the 25 weeks ended June 28, 2015.

Selling, General and Administrative Expenses

	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$11,134	$9,151
Transaction expenses	848	—
Subtotal	11,982	9,151
Depreciation and amortization	1,738	1,181
SG&A	$13,720	$10,332
SG&A as a % of net sales	16.7%	15.2%

SG&A as a percentage of net sales for the 26 weeks ended July 3, 2016 increased to 16.7% from 15.2% for the 25 weeks ended June 28, 2015. The increase is primarily related to transaction related expenses and professional and consulting fees in the 26 weeks ended July 3, 2016, as well as health insurance claims paid for salaried employees under our self-insured benefits plan.

Restructuring Expenses

Restructuring expenses for the 26 weeks ended July 3, 2016 were $0.04 million. We did not incur restructuring expenses for the 25 weeks ended June 28, 2015. The restructuring expenses for the 26 weeks ended July 3, 2016 were due to the closure of the Murfreesboro facility which was announced in October 2015.

Operating Income

As a result of the foregoing factors, operating income for the 26 weeks ended July 3, 2016 was $4.94 million compared to operating income of $6.02 million for the 25 weeks ended June 28, 2015.

Non-Operating Expense

Non-operating expense for the 26 weeks ended July 3, 2016 was $1.24 million compared to $1.70 million for the 25 weeks ended June 28, 2015. The change in non-operating expense was primarily driven by a decline in interest expense. Interest expense was approximately $1.21 million for the 26 weeks ended July 3, 2016, compared to $1.71 million for the 25 weeks ended June 28, 2015. The decrease in interest expense in the 2016 period was due to the payoff of our 16% subordinated debt with the proceeds of our IPO in July of 2015, slightly offset by higher interest expense due to the refinancing of our debt as part of the Intasco acquisition on April 29, 2016, which caused a higher principal balance in our outstanding debt in the 26 weeks ended July 3, 2016.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 26 weeks ended July 3, 2016 was $3.70 million, compared to $4.32 million for the 25 weeks ended June 28, 2015.

Income Tax Provision

For the 26 weeks ended July 3, 2016, the estimated effective income tax rate of 34.2%, applied to pre-tax income, resulted in income tax expense of $1.27 million. During the 25 weeks ended June 28, 2015, the estimated effective income tax rate of 33.2%, applied to pre-tax income, resulted in income tax expense of $1.44 million. The effective tax rate and statutory rate approximated each other for both periods. The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. The Company has not recorded a tax valuation allowance as of July 3, 2016. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the 26 weeks ended July 3, 2016 was $2.43 million compared to $2.88 million during the 25 weeks ended June 28, 2015.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles in the United States of America (GAAP) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, the financial covenants in our new credit facility are based on Adjusted EBITDA, as calculated below, subject to dollar limitations on certain adjustments.

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

Thirteen and Twenty-Six Weeks Ended July 3, 2016 and Thirteen and Twenty-Five Weeks Ended June 28, 2015

	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended June 28, 2015	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
	(in thousands)
Net income	$599	$1,692	$2,433	$2,885
Plus: Interest expense, net	873	853	1,214	1,713
Plus: Income tax expense	430	801	1,266	1,437
Plus: Depreciation and amortization	1,375	893	2,508	1,740
Plus: Non-cash stock award	47	6	86	12
Plus: Non-recurring integration expenses	57	—	69	—
Plus: Non-recurring step-up of inventory basis to fair market value	279	—	279	—
Plus: Transaction fees	663	—	848	—
Plus: Restructuring expenses	—		35	—
Adjusted EBITDA	$4,323	$4,245	$8,738	$7,787

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our New Credit Agreement from our senior lenders. On April 29, 2016 we refinanced our old senior credit facility with a New Credit Agreement, which is described below further and in note 6 to our consolidated financial statements.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of July 3, 2016 and January 3, 2016, we had a cash balance of $1.58 million and $0.73 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of July 3, 2016 and January 3, 2016, we had $7.48 million and $10.11 million, respectively, available to be borrowed under our revolving credit facility (new and old, respectively), subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our new revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

Subsequent to the closing of our IPO, we used proceeds remaining after paying the 16% senior subordinated note to temporarily reduce the outstanding balance on our revolving line of credit. We then financed the acquisition of Great Lakes on August 31, 2015 with borrowings under our then revolving line of credit. We also financed the acquisition of Intasco on April 29, 2016, with borrowings under our $62.00 million New Credit Agreement described below.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional growth opportunities that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities could be materially adversely affected.

Dividends

Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements. Our New Credit Agreement contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.

The following table presents cash flow data for the periods indicated.

	Twenty-Six Weeks Ended July 3, 2016	Twenty-Five Weeks Ended June 28, 2015
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$3,339	$2,128
Investing activities	(22,536)	(2,078)
Financing activities	20,054	(47)

As a public company, we incur additional general and administrative expenses that we did not incur as a private company, such as, director fees, increased directors and officers liability insurance premiums, investor relation costs, NYSE MKT listing expenses and increased legal and accounting expenses.

Operating Activities

Cash provided by operating activities consists of: net income adjusted for non-cash items, including depreciation and amortization, amortization of deferred financing charges, loss on sale of assets, loss on extinguishment of debt, loss on derivative instruments, bad debt expense, net of recovery, stock option expense, changes in deferred income taxes, accrued and other liabilities, prepaid expenses and other assets, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.

During the twenty-six weeks ended July 3, 2016, net cash provided by operating activities was $3.34 million, compared to net cash provided by operating activities of $2.13 million for the twenty-five weeks ended June 28, 2015.

Net cash for the twenty-six weeks ended July 3, 2016 was mainly impacted by net income of $2.43 million and decreases in inventory, as we sold inventory built up at the end of 2015.

Net cash for the twenty-five weeks ended June 28, 2015 was mainly impacted by net income of $2.88 million.

Investing Activities

Cash used in investing activities consists principally of business acquisitions and purchases of property, plant and equipment.

In the twenty-six weeks ended July 3, 2016, we acquired Intasco for a purchase price, net of cash acquired, of $21.03 million. We also made capital expenditures of $1.51 million.

In the twenty-five weeks ended June 28, 2015, we made capital expenditures of $2.08 million, of which $1.33 million was related to the construction of the new facility in Georgia.

We plan to spend a total of approximately $1.87 million on capital expenditures during fiscal year 2016, which includes the $1.51 million above spent to date.

Financing Activities

Cash flows provided by (used in) financing activities consists primarily of borrowings and payments under our new and old senior credit facility, the repayment of debt assumed through acquisitions, debt issuance costs, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the twenty-six weeks ended July 3, 2016, we had inflows of $20.05 million primarily due to $32.00 million of gross proceeds from our term loans under our new senior credit facility, and $7.63 million net proceeds from our revolving credit facility. These inflows were partially offset by $15.38 million of pay-off of the principal amount of our term loan under our old senior credit facility, and $2.90 million for payments of cash dividends.

As of July 3, 2016, $22.42 million was outstanding under the new revolving credit facility, gross of debt issuance costs.. Borrowings under the new revolving credit facility are subject to a borrowing base and reduced to the extent of letters of credit issued under the new senior credit facility. As of July 3, 2016, the maximum additional available borrowings under the new revolver was $7.48 million. Amounts repaid under the new revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the twenty-five weeks ended June 28, 2015, we had outflows of $0.76 million of post-acquisition payments related to the acquisition in 2013 of Unique Fabricating, outflows of $0.57 million due to expenses for the expected IPO, and outflows of $0.51 million on payments on our outstanding debt. These outflows were partially offset by net proceeds of $1.48 million on our revolving credit facility.

Old Senior Credit Facility

We maintained a senior credit facility with Citizens Bank, National Association (formerly RBS Citizens, N.A.) pursuant to which we could borrow up to $25.00 million under the revolver and up to $20.00 million under the term loan. The borrower under the facility was Unique Fabricating NA, Inc., and borrowings were guaranteed by the Company and each of our subsidiaries other than Unique Fabricating NA, Inc. The term loan bore interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5% per annum.The term loan would have matured in December 2017. The revolver bore interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. The half percent range per annum on the term loan and revolver was determined quarterly based on the senior leverage ratio. We were permitted to prepay in part or in full amounts due under the senior credit facility without penalty. Our obligations under the senior credit facility could have been accelerated upon the occurrence of an event of default, which included customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership. In the event of an event of default, the interest rate on the revolver and term loan would have increased by 2.0% per annum plus the then applicable rate. The senior credit facility required that we repay term loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 3, 2016 and for each subsequent fiscal year until the total leverage ratio as defined, calculated as of the end of each year was less than 2:00 to 1:00.

Unique Fabricating NA, Inc.'s obligations under the senior credit facility were guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including capital stock of the United States subsidiaries of Unique Fabricating NA, Inc. and by a mortgage on our facilities in LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, and Fort Smith, Arkansas.

Effective January 14, 2014, in connection with the refinancing of the old senior credit facility in December 2013, and in accordance with the requirements of the senior credit facility, we purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The interest rate swap required us to pay 1.27% fixed interest while receiving a variable base rate of one-month LIBOR. The notional amount of the swap began at $10.00 million and decreased by $0.25 million each quarter until March 31, 2016, when it decreased by $0.31 million per quarter until it would have expired on January 31, 2017.The interest rate swap was recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value were recognized as interest expense in the period incurred.

On April 29, 2016, in conjunction with the acquisition of Intasco, the old senior credit facility was repaid and terminated and replaced with a new senior credit facility which is described below. On the date of termination of the old senior credit facility, $15.4 million outstanding was repaid on the Term Loan, and $17.3 million outstanding was repaid on the Revolver. The swap was also terminated and replaced with a new swap described below that became effective on June 30, 2016.

New Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent and the other lenders, entered into a Credit Agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million (the “New Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal Term Loan (the “CA Term Loan”) to the CA Borrower. The borrowings were used to finance the acquisition of Intasco, including working capital adjustments and amounts paid into escrow, plus to repay the Company’s existing senior credit facility, which was terminated as noted above.

The New Revolver, US Term Loan, and CA Term Loan all mature on April 29, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of July 3, 2016 was 3.9603%.

In addition, the New Credit Agreement allows for increases in the principal amount of the New Revolver and US and CA Term Loans not to exceed $10.00 million principal amount, in the aggregate, provided that before and after giving effect to the proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratio do not exceed specified amounts. The New Credit Agreement also provides for the issuance of letters of credit with a face amount of up to $2.00 million in the aggregate, provided that any letter of credit issued will reduce availability under the New Revolver.

We are permitted to prepay in part or in full the amounts due under the new senior credit facility without penalty, provided that with respect to prepayment of the New Revolver at least $0.1 million remains outstanding. Our obligations under the New Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the U.S. Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the New Revolver and US Term Loan and CA Term Loan will increase by 3.0% per annum plus the then applicable rate. The New Credit Agreement requires that we repay both the US Term Loan and CA Term Loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 1, 2017 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of such year is less than 2:00 to 1:00.

The US Borrowers obligations under the New Credit Agreement are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including a pledge of capital stock of the United States subsidiaries of the US Borrower and of 65% of the capital stock of the CA Borrower, and by mortgages on our facilities in LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Fort Smith, Arkansas and Murfreesboro, Tennessee. The US borrower guarantees all of the obligations and liabilities of the CA Borrower. Unique Fabricating, Inc. also pledged all of the capital stock of the US Borrower.

Effective June 30, 2016, as required under the New Credit Agreement, the Company purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The interest rate swap requires the Company to pay a fixed rate of 1.055% while receiving a variable rate of one-month LIBOR. The notional amount at the effective date began at $16.68 million and decreases by $0.32 million each quarter until June 30, 2017, when it begins decreasing by $0.43 million per quarter until June 29, 2018, when it begins decreasing by $0.53 million until it expires on June 28, 2019. The interest rate swap was recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of July 3, 2016, we were in compliance with all loan covenants.

The New Credit Agreement also contains customary affirmative covenants, including: (1) maintenance of legal existence and compliance with laws and regulations; (2) delivery of consolidated financial statements and other information; (3) maintenance of properties in good working order; (4) payment of taxes; (5) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (6) maintenance of adequate insurance; and (7) inspection of books and records.
The New Credit Agreement contains customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and sale-leaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9) payment or amendment of subordinated debt and organizational documents; and (10) maximum capital expenditures. The New Credit Agreement prohibits the payment of any dividend, redemption or other payment or distribution by the Borrowers other than distributions to the US Borrower by its subsidiaries, unless after giving effect to the dividend or other distribution, the post distribution DSCR, as defined, is greater than 1.1 to 1.0, and Borrowers remain in compliance with the other financial covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of July 3, 2016 have changed materially since the amounts as of January 3, 2016 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement. The material changes relate to the termination of our old senior credit facility which was refinanced with a portion of the borrowing under the New Credit Agreement which is further discussed in Note 6 of notes to our consolidated financial statements and in the Liquidity and Capital Resources section.

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

Interest Rate Fluctuation Risk

Our borrowings under our senior credit facility bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a new interest rate swap with a notional amount initially of $16.68 million, which decreases by $0.32 million each quarter until June 30, 2017, when it begins decreasing by $0.43 million each quarter until June 29, 2018, when it then begins decreasing by $0.53 million per quarter until the swap terminates on June 28, 2019. The interest rate swap requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one month LIBOR rate for a net monthly settlement based on the notional amount in effect. The new swap terminated the old swap that we entered into on January 17, 2014 under our old senior credit facility. See Note 7 of notes to our consolidated financial statements for further information. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Foreign Currency Risk

Our functional currency is the U.S. dollar. To date, substantially all of our bookings and operating expenses have been denominated in U.S. dollars, therefore we are not currently subject to significant foreign currency risk. However, if our international operations continue to grow, our risks associated with fluctuation in currency rates may become greater. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. We intend to continue to assess our approach to managing this potential risk. We do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our consolidated financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements. However, in order to mitigate some of the risk that we do have with regard to foreign currency, effective June 29, 2016 we entered into a 1 year foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent USD notional amount of $3.30 million and expires on June 30, 2017. See Note 7 to our consolidated financial statements for further information.

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

We continue to address the significant deficiency by maintaining review procedures on financial related transactions posted by this individual, but have not yet remediated this significant deficiency. More information concerning this matter can be found in the section, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Changes in Internal Control over Financial Reporting

We completed the Intasco acquisition during the thirteen weeks ended July 3, 2016. There were no material changes in the Company's internal controls over financial reporting during the thirteen weeks ended July 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As previously reported in our Annual Report on Form 10-K, the Company is integrating Great Lakes into the Company's operations and internal control processes. We will also start to integrate Intasco as well. Specifically, as permitted by SEC rules and regulations, the Company has excluded management's evaluation of internal controls over financial reporting as of July 3, 2016.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2016, the Company purchased 100% of the outstanding capital stock of Intasco USA, Inc. a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The shares were issued to the stockholder of Intasco USA, Inc. in reliance on the exemption from the registration requirements of the Securities Act of 1933, pursuant to Section 4(a)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1***
Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. Credit Agreement, dated as of April 29, 2016 with Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Sole Lead Arranger, Bookrunner, and Administrative Agent and the “Lenders”

10.2***	Unique Fabricating, Inc. Amendment No. 1 to 2014 Omnibus Performance Award Plan
10.3*
Asset and Stock Purchase Agreement by and among Unique Fabricating NA, Inc., Buyer, Unique-Intasco Canada, Inc., Buyer and Intasco Corporation, Seller, G.C.C. Holdings LTD., Seller, G. Craig Combe, Seller, The Combe Family Trust, dated as of April 28, 2016

10.4*	Security Agreement dated as of April 29, 2016 between the US Borrowers and Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as agent for the Lenders
10.5*	Security Agreement dated as of April 29, 2016 between the CA Borrower and Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as agent for the Lenders
10.6*	Intasco-USA, Inc. Lease Agreement with Combe Investments L.L.C. dated May 1, 2016
10.7*	Unique-Intasco Canada, Inc. Lease Agreement with Combe Investments L.L.C. dated April 29, 2016
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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
*** Previously filed.
+ Filed electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE FABRICATING, INC.

Date: August 16, 2016	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: August 16, 2016	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)