Form 10-Q
period 2016-10-02
Unique Fabricating, Inc.
filed 2016-11-15
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of November 11, 2016 the registrant had 9,716,826 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of October 2, 2016 (unaudited) and as of January 3, 2016	1
Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended October 2, 2016 (unaudited) and fourteen and thirty-nine week periods ended October 4, 2015 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirty-nine week period ended October 2, 2016 (unaudited) and the thirty-nine week period ended October 4, 2015 (unaudited)	3
Consolidated Statements of Cash Flow for the thirty-nine week period ended October 2, 2016 (unaudited) and thirty-nine week period ended October 4, 2015 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
Part II Other Information	41
Signatures	43

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	(Unaudited)
	October 2, 2016	January 3, 2016
Assets
Current assets
Cash and cash equivalents	$1,505,093	$726,898
Accounts receivable – net	29,573,080	20,480,186
Inventory – net	16,801,522	14,585,611
Prepaid expenses and other current assets:
Prepaid expenses and other	1,700,320	1,494,697
Refundable taxes	84,340	55,477
Deferred tax asset	—	1,063,721
Assets held for sale	2,033,327	2,033,327
Total current assets	51,697,682	40,439,917
Property, plant, and equipment – net	20,754,580	18,761,178
Goodwill	28,871,179	19,213,958
Intangible assets– net	24,789,481	20,139,213
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	154,971	120,742
Deferred tax asset	193,625	—
Total assets	$127,515,638	$99,729,128
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,606,440	$11,430,662
Current maturities of long-term debt	2,410,303	2,519,069
Accrued compensation	3,229,512	2,283,833
Other accrued liabilities	1,015,236	1,159,028
Other liabilities	135,307	—
Total current liabilities	22,396,798	17,392,592
Long-term debt – net of current portion	28,613,415	13,906,993
Line of credit-net	22,184,397	14,595,093
Other long-term liabilities
Deferred tax liability	4,492,570	5,774,452
Other liabilities	94,970	46,874
Total liabilities	77,782,150	51,716,004
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,711,465 and 9,591,860 issued and outstanding at October 2, 2016 and January 3, 2016, respectively	9,711	9,592
Additional paid-in-capital	45,473,517	44,352,188
Retained earnings	4,250,260	3,651,344
Total stockholders’ equity	49,733,488	48,013,124
Total liabilities and stockholders’ equity	$127,515,638	$99,729,128

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended October 2, 2016	Fourteen Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
Net sales	$44,753,565	$39,579,502	$126,784,289	$107,682,183
Cost of sales	33,503,217	30,280,834	96,842,757	82,031,708
Gross profit	11,250,348	9,298,668	29,941,532	25,650,475
Selling, general, and administrative expenses	6,949,034	6,934,785	20,668,621	17,267,099
Restructuring expenses	—	—	35,054	—
Operating income	4,301,314	2,363,883	9,237,857	8,383,376
Non-operating income (expense)
Investment income	—	—	—	230
Other income (expense), net	(1,511)	4,468	(25,203)	18,789
Interest expense	(525,167)	(724,414)	(1,739,243)	(2,437,103)
Total non-operating expense, net	(526,678)	(719,946)	(1,764,446)	(2,418,084)
Income – before income taxes	3,774,636	1,643,937	7,473,411	5,965,292
Income tax expense	1,254,437	504,846	2,520,389	1,941,564
Net income	$2,520,199	$1,139,091	$4,953,022	$4,023,728
Net income per share
Basic	$0.26	$0.12	$0.51	$0.52
Diluted	$0.25	$0.12	$0.50	$0.51
Cash dividends declared per share	$0.15	$0.15	$0.45	$0.15

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 4, 2015	4,324,599	$4,325	$13,723,456	$2,864,154	$16,591,935
Net income	—	—	—	4,023,728	4,023,728
Stock option expense	—	—	160,764	—	160,764
Reduction for accretion on redeemable stock	—	—	—	(1,364,031)	(1,364,031)
Reclassification of redeemable common stock to common stock and additional paid-in capital	2,415,399	2,415	7,807,592	—	7,810,007
Exercise of warrants and options for common stock	133,862	134	396,936	—	397,070
Issuance of common stock pursuant to an initial public offering	2,702,500	2,703	25,671,047	—	25,673,750
Common stock initial public offering issuance costs and underwriter fees	—	—	(3,439,836)	—	(3,439,836)
Cash dividends paid	—	—	—	(1,438,938)	(1,438,938)
Balance - October 4, 2015	9,576,360	$9,577	$44,319,959	$4,084,913	$48,414,449

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	4,953,022	4,953,022
Stock option expense	—	—	126,733	—	126,733
Exercise of warrants and options for common stock	48,808	48	103,941	—	103,989
Common stock issued for purchase of Intasco USA, Inc.	70,797	71	890,655	—	890,726
Cash dividends paid	—	—	—	(4,354,106)	(4,354,106)
Balance - October 2, 2016	9,711,465	$9,711	$45,473,517	$4,250,260	$49,733,488

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
Cash flows from operating activities
Net income	$4,953,022	$4,023,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,996,472	2,762,624
Amortization of debt issuance costs	94,537	216,930
Loss on sale of assets	13,867	39,712
Loss on extinguishment of debt	60,202	386,552
Bad debt expense	(168,830)	32,893
Loss on derivative instrument	183,402	1,520
Stock option expense	126,733	160,764
Deferred income taxes	(509,408)	(428,118)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(6,777,982)	(4,226,320)
Inventory	269,870	(3,359,815)
Prepaid expenses and other assets	(194,521)	(444,421)
Accounts payable	3,186,895	2,333,067
Accrued and other liabilities	209,308	440,365
Net cash provided by operating activities	5,443,567	1,939,481
Cash flows from investing activities
Purchases of property and equipment	(2,443,251)	(2,988,278)
Proceeds from sale of property and equipment	12,181	51,347
Acquisition of Intasco, net of cash acquired	(21,030,795)	—
Acquisition of Great Lakes Foam Technologies, Inc.	—	(11,819,991)
Working capital adjustment from acquisition of Intasco	212,823	—
Net cash used in investing activities	(23,249,042)	(14,756,922)
Cash flows from financing activities
Net change in bank overdraft	846,220	273,152
Proceeds from debt	32,000,000	—
Payments on debt	(1,839,212)	(14,646,409)
Debt issuance costs	(514,441)	—
Proceeds from revolving credit facilities	7,716,220	6,715,347
Pay-off of old senior credit facility term debt	(15,375,000)	—
Post acquisition payments for Unique Fabricating	—	(755,018)
Proceeds from the issuance of common stock pursuant to initial public offering	—	25,673,750
Payment of initial public offering costs	—	(3,439,836)
Proceeds from exercise of stock options and warrants	103,989	397,070
Distribution of cash dividends	(4,354,106)	(1,438,938)
Net cash provided by financing activities	18,583,670	12,779,118
Net increase (decrease) in cash and cash equivalents	778,195	(38,323)
Cash and cash equivalents – beginning of period	726,898	756,044
Cash and cash equivalents – end of period	$1,505,093	$717,721
Supplemental disclosure of cash flow Information – cash paid for
Interest	$1,304,890	$2,260,430
Income taxes	$2,519,010	$1,247,143

Supplemental disclosure of cash flow Information – non cash activities for:
Common stock issued for purchase of Intasco USA, Inc.	$890,726	$—
Accretion on redeemable common stock	$—	$1,364,031
Accounts payable on working capital for Great Lakes Foam Technologies, Inc. acquisition	$—	$127,401

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business — UFI Acquisition, Inc. (“UFI”), a Delaware corporation, was formed on January 14, 2013, for the purpose of acquiring Unique Fabricating, Inc. and its subsidiaries (Unique Fabricating) (collectively, the “Company” or “Unique”) on March 18, 2013. The Company operates as one operating and reportable segment to fabricate and broker foam and rubber products, which are primarily sold to original equipment manufacturers (“OEMs”) and tiered suppliers in the automotive, appliance, water heater and heating, ventilation and air conditioning (HVAC) industries. In September 2014, UFI changed its name to Unique Fabricating, Inc. which is now the parent company of the consolidated group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

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

Initial Public Offering—On July 7, 2015, the Company completed its initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share (the "IPO"), including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, the Company received net IPO proceeds of approximately $22.2 million. Of these proceeds,the Company used a portion to pay all of the $13.1 million principal amount of our 16% senior subordinated note, together with accrued interest through the date of payment. The Company used the remaining proceeds to temporarily reduce borrowings under the revolver portion of its senior secured credit facility. The Company also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the initial public offering price of $9.50 per share, and can be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO. The warrants have an aggregate grant date fair value of $336,300 and have been classified as equity and incremental direct costs associated with the IPO.

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The quarterly and year to date period, which were 13 and 39 weeks, respectively, during 2016, ended on October 2, 2016, and the quarterly and year to date period, which were 14 and 39 weeks, respectively, during 2015, ended on October 4, 2015. Fiscal year 2015 ended on Sunday, January 3, 2016.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $601,027 and $734,230 at October 2, 2016 and January 3, 2016, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 39 weeks ended October 2, 2016 and 14 and 39 weeks ended October 4, 2015, respectively.

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

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 39 weeks ended October 2, 2016 and 14 and 39 weeks ended October 4, 2015, respectively.

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

There were no impairment charges recognized during the 13 and 39 weeks ended October 2, 2016 and 14 and 39 weeks ended October 4, 2015, respectively.

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

At October 2, 2016 and January 3, 2016, debt issuance costs were $319,014 and $192,098, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $286,585 and $98,452, respectively. On April 29, 2016, the Company refinanced its existing term loan and revolving debt facility with new term loans and a new revolving debt facility which are further described in Note 6. The Company reviewed this refinancing for extinguishment accounting and concluded that $60,202 of the $160,111 remaining issuance costs not amortized on the old revolving debt facility qualified for extinguishment and were recognized as a loss on extinguishment immediately. The remaining $99,909 of unamortized issuance costs not extinguished on the old revolving debt facility and all of the $92,508 of remaining unamortized debt discounts on the old term loan did not meet extinguishment accounting and were therefore carried forward to the new revolving debt facility and term loans.

In July 2015, the Company's 16% senior subordinated note was entirely paid off with the IPO proceeds. On the date paid off, $386,552 of debt discounts remained to be amortized. The Company concluded that the 16% senior subordinated note and related debt discounts qualified for extinguishment accounting and the debt discounts were recognized as a loss on

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

extinguishment immediately in the third quarter of 2015. The extinguishment was recognized as part of interest expense in the consolidated statements of operations.

Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $33,019 and $94,537 for the 13 and 39 weeks ended October 2, 2016, respectively, and $61,704 and $216,930 for the 14 and 39 weeks ended October 4, 2015, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 and 39 weeks ended October 2, 2016, respectively, and 14 and 39 weeks ended October 4, 2015, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,726,570 and $2,403,498 of checks issued in excess of available cash balances at October 2, 2016 and January 3, 2016, respectively.

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of October 2, 2016 and January 3, 2016. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 39 and 14 and 39 weeks ended October 2, 2016 and October 4, 2015, respectively.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Customer and Credit — During the 13 and 39 weeks ended October 2, 2016 and 14 and 39 weeks ended October 4, 2015, respectively, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), FCA US, LLC (Chrysler), and Ford Motor Company (Ford) as a percentage of total net sales were: 17, 10, and 12 percent, respectively, during the 13 weeks ended October 2, 2016; 14, 11, and 13 percent, respectively, during the 39 weeks ended October 2, 2016; 15, 15, and 15 percent, respectively, during the 14 weeks ended October 4, 2015; and 15, 16, and 15 percent, respectively, during the 39 weeks ended October 4, 2015. No Tier 1 supplier represented more than 10 percent of direct Company sales for any period noted above. No customer accounted for more than 10 percent of direct accounts receivable as of October 2, 2016 and January 3, 2016.

Labor Markets — At October 2, 2016, of the Company’s hourly plant employees working in the United States manufacturing facilities, 28 percent were covered under a collective bargaining agreement which expires in August 2019 while another 5 percent were covered under a separate agreement that expires in January 2017.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At October 2, 2016, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2016 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 and 39 weeks ended October 2, 2016 and 14 and 39 weeks ended October 4, 2015, 12, 11, 12 and 12 percent, respectively, of the Company’s production occurred in Mexico. During the 13 and 39 weeks ended October 2, 2016 and 14 and 39 weeks ended October 4, 2015, 8, 5, 0, and 0 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 12, 9, and 1 percent, respectively, during the 13 weeks ended October 2, 2016, 12, 7, and 1 percent, respectively, during the 39 weeks ended October 2, 2016, 13, 4, and 1 percent, respectively, during the 14 weeks ended October 4, 2015, and 13, 4, and 1 percent, respectively, during the 39 weeks ended October 4, 2015, of the Company’s total sales.

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

Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (the “ASU”). Previously, such costs were required to be presented as a non-current asset in an entity's balance sheet and amortized into interest expense over the term of the related debt instrument. The changes implemented by the ASU require that debt issuance costs be presented in the entity's balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged per the ASU. The Company adopted this ASU during the 13 and 39 weeks ended October 2, 2016 and applied this change to the current and prior periods in the financial statements for comparison purposes. Debt issuance costs are no longer disclosed separately by the Company in the balance sheet and are now shown as a direct deduction from the carrying value of the related debt liability.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Currently, deferred income tax liabilities and assets are required to be separated into current and non-current amounts in an entity's balance sheet. The changes implemented by the ASU require that all deferred income tax liabilities and assets are to be classified as non-current on the balance sheet. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU during the 13 and 39 weeks ended October 2, 2016 and applied the change to these periods only in the consolidated financial statements. Deferred taxes are now shown as non-current by the Company in the consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in Topic 850. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the consolidated statements of operations and cash flows will be generally consistent with current guidance. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09), to simplify the accounting for share-based payment transactions. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company early adopted this ASU during the 13 and 39 weeks ended October 2, 2016 and applied the change to these periods in the consolidated financial statements. Excess tax benefits are no longer disclosed in the consolidated statements of cash flows as a result of this early adoption and are also recognized as income tax expense in the income statement. The Company adopted the provisions related to forfeitures as well to record actual forfeitures as they occur, and the impact on our condensed consolidated balance sheet as of October 2, 2016 was immaterial.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2 — Business Combinations

2016
On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary of the Company, acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21,049,045 in cash at closing. On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $890,726 paid by the issuance of 70,797 shares of the Company's common stock. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. A portion of the purchase price is being held in escrow to fund the obligations of Intasco Corporation and Intasco USA, Inc., (together “Intasco”) and a related party to indemnify the Canadian Buyer and US Buyer against certain claims, losses, and liabilities. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. On the date of closing, the Company paid an estimated working capital adjustment of $126,047 to Intasco, which is included in the total cash consideration paid above. During August 2016, Intasco paid the Company $212,823 for the actual final working capital adjustment. This final actual working capital settlement is included in the table below. The cash purchase price was paid with borrowings under a new senior credit facility which replaced the Company's existing facility as further described in Note 6. The Company incurred transaction costs of $851,924 related to the acquisition of Intasco. The acquisition significantly broadens the Company's solution offering, production capabilities, and potentially expands its reach into new markets.

In connection with the business combination, Intasco terminated the leases it had with an affiliated entity for its operating facilities in the United States and Canada and the Company entered into new leases for the same facilities. The terms of the Company's lease in the United States provides for a term of two years with monthly rental payments of $4,000 beginning on May 1, 2016 and $4,080 beginning on May 1, 2017. The terms of the Company's lease in Canada provides for a term of five years with monthly rental payments of $16,750 Canadian Dollars beginning on May 1, 2016, $17,085 Canadian Dollars beginning on May 1, 2017, and $17,427 Canadian Dollars beginning on May 1, 2019.

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

The goodwill arising from the acquisition consists largely of Intasco's reputation, trained employees, and other unique features that cannot be associated with a specific identifiable asset. Of the total amount of goodwill recognized, $7,267,507 is expected to be deductible for tax purposes. The Company also recognized intangible assets as part of the acquisition which consisted of customer contracts, trade names, and unpatented technology. For further detail of the Company's intangibles please see Note 5.

The consolidated operating results for the 13 and 39 weeks ended October 2, 2016 included the operating results of Intasco from April 29, 2016. Intasco's revenue included in the accompanying statement of operations for the 13 and 39 weeks ended October 2, 2016, totaled $4,338,694 and $8,022,702, respectively, from the date of the acquisition. Intasco's net income included in the accompanying statement of operations for the 13 and 39 weeks ended October 2, 2016, totaled $254,833 and $(47,578), respectively, from the date of acquisition. The loss for the 39 weeks ended October 2, 2016 is primarily due to $521,071 of transaction costs incurred by the Company being recorded on Intasco's financial statements on the date of the acquisition.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2015
On August 31, 2015, the Company, through a newly created subsidiary, Unique Molded Foam Technologies, Inc., acquired substantially all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”) for total cash consideration of $11,947,392, after all adjustments described below. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. On the date of closing, the Company paid a total purchase price of $12,000,000 less the estimated working capital adjustment of $180,009 calculated as owed to the Company by Great Lakes. During November 2015, the Company paid Great Lakes $127,401 for the actual working capital adjustment true-up once the actual working capital was determined. This acquisition was financed through the Company's revolving line of credit without the need for revisions to any debt or equity agreements. The Company incurred costs of $415,849 related to the acquisition of Great Lakes. The acquisition allowed the Company to strengthen its existing product offerings and potentially enable it to access new customers and increase sales to certain of its existing customers.

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

Great Lakes revenues included in the accompanying consolidated statements of operations for both the 14 and 39 weeks ended October 4, 2015 totaled $924,926 from the date of acquisition. Great Lakes earnings included in the accompanying consolidated statements of operations for both the 14 and 39 weeks ended October 4, 2015 totaled $10,784 from the date of acquisition.

The following pro forma supplementary data for the 13 and 39 weeks ended October 2, 2016 and 14 and 39 weeks ended October 4, 2015 gives effect to the acquisition of Intasco as if it had occurred on January 5, 2015 (the first day of the Company's 2015 fiscal year) and Great Lakes as if it had occurred on December 30, 2013 (the first day of the Company’s 2014 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the dates assumed and does not project the Company’s results of operations for any future date.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Thirteen Weeks Ended October 2, 2016	Fourteen Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
Net sales	$44,753,565	$45,608,319	$132,630,816	$127,851,889
Net income	$2,216,205	$2,715,903	$5,244,766	$6,210,904
Net income per common share – basic	$0.23	$0.29	$0.54	$0.81
Net income per common share – diluted	$0.22	$0.28	$0.53	$0.78

Note 3 — Inventory

Inventory consists of the following:

	October 2, 2016	January 3, 2016
Raw materials	$10,022,136	$8,048,747
Work in progress	738,708	643,207
Finished goods	6,040,678	5,893,657
Total inventory	$16,801,522	$14,585,611

Included in inventory are assets located in Mexico with a carrying amount of $2,698,133 at October 2, 2016 and $1,788,902 at January 3, 2016, and assets located in Canada with a carrying amount of $1,435,799 at October 2, 2016 and $0 at January 3, 2016.

The inventory acquired in the 2016 acquisition of Intasco included a fair value adjustment of $318,518. At October 2, 2016 $0 of this fair value adjustment remained in inventory while $39,352 and $318,518 was included in cost of goods sold during the 13 and 39 weeks ended October 2, 2016, respectively.

The inventory acquired in the 2015 acquisition of Great Lakes included a fair value adjustment of $146,191. At October 2, 2016 and January 3, 2016, $0 of this fair value adjustment remained in inventory while $0 was included in cost of goods sold during the 13 and 39 weeks ended October 2, 2016. At October 4, 2015, $56,148 of this fair value adjustment remained in inventory, while $90,043 was included in cost of goods sold during the 14 and 39 weeks ended October 4, 2015.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	October 2, 2016	January 3, 2016	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,541,976	7,541,976	23 – 40
Shop equipment	12,602,264	10,291,903	7 – 10
Leasehold improvements	876,949	824,869	3 – 10
Office equipment	1,126,918	682,884	3 – 7
Mobile equipment	218,743	135,501	3
Construction in progress	1,015,431	588,343
Total cost	25,045,434	21,728,629
Accumulated depreciation	4,290,854	2,967,451
Net property, plant, and equipment	$20,754,580	$18,761,178

Depreciation expense was $457,584 and $1,330,047 for the 13 and 39 weeks ended October 2, 2016, respectively, and $345,245 and $980,511 for the 14 and 39 weeks ended October 4, 2015, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $1,484,981 and $637,435 at October 2, 2016 and January 3, 2016, respectively, and assets located in Canada with a carrying amount of $769,867 and $0 at October 2, 2016 and January 3, 2016, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at October 2, 2016:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$7,403,332	8.16
Trade names	4,673,044	795,939	16.43
Non-compete agreements	1,161,790	774,423	2.53
Unpatented technology	$1,534,787	$129,511	5.00
Total	$33,892,686	$9,103,205

Intangible assets of the Company consist of the following at January 3, 2016:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$20,948,881	$5,195,109	8.73
Trade names	4,465,322	599,734	20.00
Non-compete agreements	1,161,790	641,937	2.53
Total	$26,575,993	$6,436,780

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $1,031,138 and $2,666,425 for the 13 and 39 weeks ended October 2, 2016, respectively, and $677,838 and $2,675,275 for the 14 and 39 weeks ended October 4, 2015, respectively.

Estimated amortization expense is as follows:

2016	$1,030,414
2017	4,121,655
2018	4,070,321
2019	3,945,264
2020	3,913,627
Thereafter	7,708,200
Total	$24,789,481

Note 6 — Long-term Debt

Old Senior Credit Facility

The Company had a senior credit facility with a bank it entered into on March 18, 2013, in conjunction with the acquisition of Unique Fabricating, and subsequently amended. The facility initially provided for a $12.5 million revolving line of credit (“Revolver”) and an $11.0 million term loan facility (“Term Loan”). On December 18, 2013, in conjunction with the acquisition of Prescotech Holdings Inc. (“PTI”), the Company entered into an amendment with its bank under this senior credit facility. The amendment increased the Revolver to $15.0 million and the Term Loan to $20.0 million. In October 2014, an additional amendment increased the Revolver to $19.5 million, and the increased amount available was used to construct a second facility in LaFayette, Georgia. The total construction costs were $4.4 million which was all funded by the Revolver. The total amount was capitalized, including interest costs of $0.10 million, and depreciated over the useful lives of the various assets. In December 2015, an additional amendment increased the Revolver capacity to $25.0 million. On April 29, 2016, in conjunction with the acquisition of Intasco, this senior credit facility was repaid and terminated and replaced with a new senior credit

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

facility which is described below. On the date of termination, there was $15.4 million outstanding under the Term Loan, and $17.3 million outstanding under the Revolver, all of which were repaid.

As of January 3, 2016, $14,787,191 was outstanding under the Revolver. This amount was gross of debt issuance costs which are further disclosed in Note 1. Borrowings under the Revolver were subject to a borrowing base, bore interest at the 30 day LIBOR plus a margin that ranged from 2.75 percent to 3.25 percent (an effective rate of 3.5000 percent per annum at January 3, 2016 ), and were secured by substantially all of the Company’s assets. The half percent range per annum on the Term Loan, as noted in the table below, and Revolver was determined quarterly based on the senior leverage ratio. The Revolver was going to mature on December 18, 2017.

The Company also had a senior subordinated note payable with a private lender effective March 18, 2013. The holder of the senior subordinated note payable also held equity interests of the Company, and therefore, was a related party. As disclosed in Note 1, the Company used the net proceeds from the IPO to repay on July 7, 2015, the $13.1 million principal amount of the senior subordinated note, together with accrued interest through the date of payment.

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

The New Revolver, US Term Loan, and CA Term Loan all mature on April 29, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.50% per annum in the case of the Base Rate and 2.75% to 3.50% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly.

In addition, the New Credit Agreement allows for increases in the principal amount of the New Revolver and the US and CA Term Loans not to exceed a $10.0 million principal amount, in the aggregate, provided that before and after giving effect to the proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratios do not exceed specified amounts. The New Credit Agreement also provides for the issuance of letters of credit with a face amount of up to a $2.0 million, in the aggregate, provided that any letter of credit that is issued will reduce availability under the New Revolver.

As of October 2, 2016, $22,503,411 was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 4.0463% percent per annum at October 2, 2016, and is secured by substantially all of the Company’s assets. At October 2, 2016, the maximum additional available borrowings under the Revolver were $7,396,589, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Long term debt consists of the following:

	October 2, 2016	January 3, 2016
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.0463% per annum at October 2, 2016. At October 2, 2016, the balance of the US Term Loan is presented net of a debt discount of $191,905 from costs paid to or on behalf of the lenders.	$16,170,595	$—
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.0463% per annum at October 2, 2016. At October 2, 2016, the balance of the US Term Loan is presented net of a debt discount of $94,680 from costs paid to or on behalf of the lenders.	$14,342,820	$—
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
	$—	$15,901,548

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	10,303	24,514
Total debt excluding Revolver	31,023,718	16,426,062
Less current maturities	2,410,303	2,519,069
Long-term debt – Less current maturities	$28,613,415	$13,906,993

The New Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and debt service coverage ratio, as defined. As of October 2, 2016, the Company was in compliance with these financial covenants. As of January 3, 2016, the Company was in compliance with all financial covenants under the old senior credit facility. Additionally, the US Term Loan and CA Term Loan each contain a provision, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement, and certain performance thresholds are not met.

Maturities on the Company’s New Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2016	$604,859
2017	2,405,445
2018	3,000,000
2019	4,300,000
2020	4,000,000
Thereafter	39,503,410
Total	53,813,714
Discounts	(286,585)
Debt issuance costs	(319,014)
Total debt – Net	$53,208,115

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

Effective January 17, 2014, in connection with the refinancing of the old senior credit facility during December 2013, the Company entered into an interest rate swap which required the Company to pay a fixed rate of 1.27 percent while receiving a variable rate based on the one month LIBOR for a net monthly settlement based on the notional amount which began immediately. The notional amount began at $10,000,000 and decreased by $250,000 each quarter until March 31, 2016, when it began decreasing by $312,500 per quarter until the stated expiration date on January 31, 2017. At January 3, 2016, the fair value of this old interest rate swap was ($46,874), and was included in other long-term liabilities in the consolidated balance sheet. The Company paid $0 and $33,094 in net monthly settlements in the 13 and 39 weeks ended October 2, 2016, respectively, and $31,862 and $78,574 for the 14 and 39 weeks ended October 4, 2015, respectively. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Effective June 30, 2016, as required under the new credit facility entered into during April 2016 as discussed in Note 6, the Company entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. This terminated the old swap entered into on January 17, 2014. The notional amount at the effective date was $16,681,250 which decreases by $318,750 each quarter until June 30, 2017, and begins decreasing by $425,000 per quarter until June 29, 2018, when it begins decreasing by $531,250 per quarter until it expires on June 28, 2019. At October 2, 2016, the fair value of this new interest rate swap was $(94,970), and was included in other long-term liabilities in the consolidated balance sheets. The Company paid $23,921, in the aggregate, in net monthly settlements with respect to the interest rate swap for both the 13 and 39 weeks ended October 2, 2016. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent USD notional amount of $3,300,000 and expires on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time will enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract is recognized in the accompanying consolidated balance sheets at its fair value and changes in its fair value are recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statements of operations. At October 2, 2016, the fair value of this new foreign currency forward contract was $(135,306), which at October 2, 2016 was included in other short-term liabilities in the consolidated balance sheets.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company reversed severance related costs which had been previously recorded as a result of this plant closure in the amount of $0 in the 13 weeks ended October 2, 2016 and $(51,951) in the 39 weeks ended October 2, 2016. The amount of other costs incurred associated with this plant closure, which primarily consisted of moving existing production equipment at Murfreesboro to other facilities was $0 in the 13 weeks ended October 2, 2016 and $87,005 in the 39 weeks ended October 2, 2016. Further expected charges as of October 2, 2016, are $0.0 million related to severance costs and other costs. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

The Company also intended to sell the building in Murfreesboro, which the Company owns, which had a current net book value of $2,033,327. The building qualified as held for sale, was expected to be sold in the next year, and was presented properly as such in the consolidated balance sheets as a current asset. Subsequent to the 13 weeks ended October 2, 2016, on October 31, 2016, the Company sold the building and received net proceeds from the sale of $2,175,185 resulting in an approximate gain on the sale of $0.1 million. The actual gain amount will be determined by the Company in the fourth quarter of 2016.

The table below summarizes the activity in the restructuring liability for the 39 weeks ended October 2, 2016.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 3, 2016	$190,864	$63,327	$254,191
Provision for estimated expenses incurred during the year	(51,951)	87,005	35,054
Payments made during the year	(138,913)	(150,332)	(289,245)
Accrual balance at October 2, 2016	$—	$—	$—

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

Effective upon the closing of the IPO in July 2015, the Company’s 999,999 shares issued to the founder group at $0.167 per share were no longer redeemable as the IPO was completed at a price of more than $4 per share and the Company was no longer required to purchase these shares. Furthermore, the 1,415,400 shares issued to the subordinated lender were also no longer redeemable, effective upon the closing of the IPO, as the subordinated lender agreed to terminate its right to require the Company to repurchase its shares in exchange for the Company granting it certain registration rights. As a result, all of the shares included in redeemable common stock were reclassified to common stock and amounts attributable to redeemable common stock were allocated to common stock at par value and additional paid-in-capital.

As of the date immediately before the closing of the IPO, the redemption value of the redeemable shares was estimated to be $13,446,300 which was more than the initial proceeds. As a result, $1,364,031 of accretion was recorded immediately prior to the IPO. The redemption value was calculated based on the offering price of $9.50 per share in the IPO, as the offering closed just after the quarter ended on June 28, 2015 and represented the best estimate of enterprise value of the Company.

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

On July 17, 2013 and January 1, 2014, the board of directors approved the issuance of 375,000 and 120,000 non statutory stock option awards, respectively, to employees of the Company with an exercise price of $3.33 per share with a weighted average grant date fair value of $86,450 and $42,000 respectively. On April 29, 2016 the Company issued 7,200 non statutory stock option awards to employees of the Company with an exercise price of $12.58 and with a weighted average grant date fair value of $20,160. All 3 tranches of grants of the awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company. Upon termination, the Company may repurchase the vested awards at their fair value (or their exercise price if terminated for cause) prior to their exercise.

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

2014 Omnibus Performance Award Plan

In 2014, the board of directors and stockholders adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan authorizes the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March of 2016 by our board of directors which was approved by our stockholders at our annual meeting of stockholders in June 2016, increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 450,000 shares of our common stock.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

On August 17, 2015, the board of directors approved the issuance of a total of 230,000 stock option awards of which 45,000 non statutory awards were granted to the board of directors, and 185,000 incentive stock options were granted to employees of the Company. All of the awards had an exercise price of $12.50 per share with a weighted average grant date fair value of $625,600. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company.

On November 20, 2015, the board of directors approved the issuance of stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $11.50 per share with a weighted average grant date fair value of $33,500. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the August 17, 2015 grants discussed above.

On April 29, 2016, the board of directors approved the issuance of stock option awards for 5,000 shares to employees of the Company. All of the awards had an exercise price of $12.58 per share with a weighted average grant date fair value of $14,000. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the November 20 and August 17, 2015 grants discussed above.

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

	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	35.00%	38.00%
Dividend yield	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5
Risk-free rate	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 3, 2016	695,000	$6.54	8.35
Granted	12,200	$12.58	10.00
Exercised	33,120	$3.33	0
Forfeited or expired	7,200	$3.33	0
Outstanding at October 2, 2016	666,880	$6.85	7.67	$3,594,483
Vested and exercisable at October 2, 2016	384,120	$5.65	7.36	$2,531,351

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of October 2, 2016 and multiplying this result by the related number of options outstanding and exercisable at October 2, 2016. The estimated fair value of the shares is based on the closing price of the stock of $12.24 as of October 2, 2016.

The Company recorded compensation expense of $40,736 and $126,733 for the 13 and 39 weeks ended October 2, 2016, respectively, and $148,455 and $160,764 for the 14 and 39 weeks ended October 4, 2015, respectively, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $13,941 and $43,376 for the 13 and 39 weeks ended October 2, 2016, respectively, and $48,233 and $52,325 for the 14 and 39 weeks ended October 4, 2015, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

As of October 2, 2016, there was $427,849 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 2.10 years.

Note 11 — Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgement about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

Income tax expense for the 13 and 39 weeks ended October 2, 2016 was $1,254,437 and $2,520,389, respectively, compared to $504,846 and $1,941,564 for the 14 and 39 weeks ended October 4, 2015, respectively. In a given period, the income tax rate will typically vary from the US statutory income tax rate primarily due to state income taxes, the effect of foreign income taxes (Canada and Mexico), and by the benefit related to the domestic production activities deduction, or DPAD. During both the 14 and 39 weeks ended October 2, 2016, the effective tax rate and statutory rate were in alignment with each other. During both the 14 weeks and 39 weeks ended October 4, 2015, the difference between the actual effective tax rate of 30.7% during the 14 weeks ended and 32.6% during the 39 weeks ended, and the statutory rate of 34.0% was mainly a result of DPAD, which provided a $86,238 and $174,112 income tax benefit in the 14 and 39 weeks ended, respectively, and therefore reduced our effective tax rate by 5.3% and 2.9% during the 14 and 39 weeks ended October 4, 2015, respectively.

Note 12 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2021. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Four of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $577,470 and $1,504,775 for the 13 and 39 weeks ended October 2, 2016, and $349,877 and $1,012,316 for the 14 and 39 weeks ended October 4, 2015.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at October 2, 2016:

2016	$501,592
2017	2,043,090
2018	1,770,440
2019	1,378,815
2020	852,359
Thereafter	90,106
Total	$6,636,402

Note 13 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution in an amount up to the first 3 percent of such employee’s total compensation and 50 percent of the contribution in an amount equal up to the next 2 percent of such employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $96,088 and $312,069 for the 13 and 39 weeks ended October 2, 2016, respectively, and $97,403 and $281,369 for the 14 and 39 weeks ended October 4, 2015, respectively.

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $556 and $2,227 for the 13 and 39 weeks ended October 2, 2016, respectively.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $4,872 and $20,120 for the 13 and 39 weeks ended October 2, 2016, respectively.

Note 14 — Related Party Transactions
A stockholder provided subordinated debt financing which is discussed further in Note 6. Effective upon the closing of the IPO, as disclosed in Note 1, this subordinated debt amount was paid off in full with the proceeds received from the IPO. Interest charges were recognized in the amounts of $0 for the 13 and 39 weeks ended October 2, 2016, and $472,905 and $1,514,901 for the 14 and 39 weeks ended October 4, 2015, respectively, related to the subordinated debt financing.

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially required annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee by an amount equal to the total, if any, of annual cash retainers and equity awards paid as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 and $168,750 for the 13 and 39 weeks ended October 2, 2016, and $68,750 and $218,750 for the 14 and 39 weeks ended October 4, 2015. During the 13 and 39 weeks ended October 2, 2016, the Company paid acquisition related fees under the management agreement of $259,900 as a result of the Intasco acquisition on April 29, 2016. The Company also paid acquisition fees under the management agreement of $220,000 as a result of the Great Lakes acquisition on August 31, 2015. The Company allocates these fees, if any, to the services provided based on their relative fair values.

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

The Company measures its foreign currency forward contract on a recurring basis based primarily on Level 2 inputs using the present value of future cash flows to be incurred on the contracts. In accordance with market standards and conventions for valuing such contracts, the transactions reflect the current direction and amounts expected in each currency, spot exchange rates at period-end, discount factors and forward interest rate curves for each relevant currency pair and future maturity date.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 17 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed giving effect to all potentially weighted average dilutive shares including options and warrants. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended October 2, 2016	Fourteen Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
Basic earnings per share calculation:
Net income	$2,520,199	$1,139,091	$4,953,022	$4,023,728
Net income attributable to common stockholders	$2,520,199	$1,139,091	$4,953,022	$4,023,728
Weighted average shares outstanding	9,703,791	9,434,123	9,665,441	7,700,771
Net income per share-basic	$0.26	$0.12	$0.51	$0.52

Diluted earnings per share calculation:
Net income	$2,520,199	$1,139,091	$4,953,022	$4,023,728
Weighted average shares outstanding	9,703,791	9,434,123	9,665,441	7,700,771
Effect of dilutive securities:
Stock options(1)(2)	204,111	211,270	209,133	200,357
Warrants(1)(2)	11,054	16,725	11,375	58,820
Diluted weighted average shares outstanding	9,918,956	9,662,118	9,885,949	7,959,948
Net income per share-diluted	$0.25	$0.12	$0.50	$0.51

(1)Options to purchase 409,680 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015 as discussed in Note 1, were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 and November 2015, as discussed in Note 10, under the 2014 plan and options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016 were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.

(2)Options to purchase 471,000 shares of common stock remaining to be exercised and warrants to purchase 24,504 shares of common stock remaining to be exercised were considered in the computation of diluted earnings per share using the treasury stock method in the 2015 calculation. Options to purchase 230,000 shares of common stock that were granted in August 2015 as discussed in Note 10, as well as warrants to purchase 141,000 shares of common stock issued to the

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

underwriters of the Company's IPO in July 2015 as discussed in Note 1, were not included in the computation of diluted earnings per share in the 2015 period because the effect would have been anti-dilutive.

Note 18 — Subsequent Event

Declaration of Cash Dividend

On November 15, 2016, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on December 7, 2016 to stockholders of record at the close of business on November 30, 2016. The aggregate amount of the dividend is approximately $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited consolidated financial statements and the related notes to unaudited consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended January 3, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

Forward-Looking Statements

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on management's beliefs and assumptions and on information currently available to us. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. When used in this document the words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the future events and circumstances discussed may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements, including those discussed in our Annual Report on Form 10-K and in particular the section entitled “Risk Factors” of the Annual Report on Form 10-K.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The third quarter of 2016 ended on October 2, 2016 and the third quarter of 2015 ended on October 4, 2015. The Company’s policy is that fiscal years end annually on the Sunday closest to December 31. Fiscal 2015 ended on January 3, 2016 and the current fiscal year will end on January 1, 2017. The Company’s operations are classified in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

We will remain an “emerging growth company” for up to five years from the date of our IPO, or until the earliest to occur of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1.0 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period. Even after we no longer qualify as an emerging growth company, we still may qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with auditor attestation requirements pursuant to Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation.

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

We primarily operate within the highly competitive and cyclical automotive parts industry. Over the past six years the industry has experienced consistent growth as it recovered from the recession of 2009. Many sectors of the supply chain are operating near capacity. Over the same period we have grown our core automotive parts business at a faster rate than the industry as a whole, reflecting our growth through acquisitions as well as taking market share from competitors and increasing our content per vehicle on the programs we supply. We expect these trends to continue.

Recent Developments

Acquisition of Intasco

On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary of Unique Fabricating, Inc., (the “Company”) acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21.03 million , net of cash acquired, at closing. On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The shares issued are “restricted shares” issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. A portion of the purchase price is being held in escrow to fund the obligations of Intasco Corporation and Intasco USA, Inc.(together “Intasco”) and a related party to indemnify the Canadian Buyer and US Buyer against certain claims, losses, and liabilities. The purchase price was paid with borrowings under a New Credit Facility which replaced the Company's existing facility and is described below.

Intasco is a material converter of pressure sensitive products such as film, label stock, foams and adhesives primarily to the automotive industry in the United States and Canada. They specialize in interior and exterior attachment tape systems.

New Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent and the other lenders, entered into a Credit Agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million (the “New Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal Term Loan (the “CA Term Loan”) to the CA Borrower. In conjunction with the acquisition of Intasco, the Company's old senior credit facility was repaid and terminated. On the date of termination of the old senior credit facility, $15,400,000.0 million outstanding principal amount was repaid on the term loan under the old senior credit facility, and $17,300,000.0 million outstanding was repaid on the revolver.

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

Facility Closure

On October 27, 2015, the Company made the decision to close its manufacturing facility in Murfreesboro, Tennessee. The Company ceased operations at the Murfreesboro facility in January 2016. Approximately 30 positions were eliminated as a result of the closing.

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

The Company provided employees severance pay, health benefits continuation and job search assistance. In the 39 weeks ended October 2, 2016, the Company has reversed approximately ($0.1) million in employee termination costs that were previously recorded and incurred an additional $0.1 million in other costs related to the closure, which primarily consisted of moving existing production equipment from Murfreesboro to other Company facilities. The expenses were recorded to the restructuring expense line in continuing operations in the Company's statement of operations. At this time the Company expects no further future costs related to the facility closure. The Company also intended to sell the building that it owns in Murfreesboro which had a current net book value of $2.0 million. The building qualified as held for sale, was expected to be sold in the next year, and was presented as such in the consolidated balance sheet as a current asset. Subsequent to the end of the third quarter, on October 31, 2016, the Company sold the building an received net proceeds from the sale of $2.2 million resulting in an approximate gain on the sale of $0.1 million. The actual gain amount will be determined by the Company in the fourth quarter of 2016.

Dividend Declaration

On November 15, 2016, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on December 7, 2016 to shareholders of record at the close of business on November 30, 2016.

Comparison of Results of Operations for the Thirteen and Thirty-Nine Weeks Ended October 2, 2016 and the Fourteen and Thirty-Nine Weeks Ended October 4, 2015

On April 29, 2016, the Company acquired the business and substantially all of the assets of Intasco Corporation, a Canadian Corporation, for a purchase price of approximately $21.03 million, net of cash acquired at closing. On the same date, the US Buyer, an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. For the 13 and 39 weeks ended October 2, 2016, our financial results include expenses and fees incurred in connection with the acquisition and the results of operations of the Intasco business from April 29, 2016 through October 2, 2016.

On August 31, 2015, the Company acquired the business and substantially all of the assets Great Lakes for a cash purchase price of $11.82 million. Following the closing, we made a payment to the seller of $0.13 million as a result of a post-closing calculation of net working capital. For the 13 and 39 weeks ended October 2, 2016, our financial results include the expenses and fees incurred in connection with the acquisition and results of operations of the Great Lakes Business from January 3, 2016 through October 2, 2016.

Thirteen Weeks Ended October 2, 2016 and Fourteen Weeks Ended October 4, 2015

Net Sales

	Thirteen Weeks Ended October 2, 2016	Fourteen Weeks Ended October 4, 2015
	(in thousands)
Net sales	$44,754	$39,580

Net sales for the 13 weeks ended October 2, 2016 were approximately $44.75 million compared to $39.58 million for the 14 weeks ended October 4, 2015. For the 13 weeks ended October 2, 2016, net sales included approximately $5.00 million attributable to our increased market penetration and content per vehicle, and new product introductions, including 13 weeks of sales from the Great Lakes acquisition that occurred on August 31, 2015, compared to 5 weeks during the 14 weeks ended October 4, 2015, and 13 weeks of sales from the Intasco acquisition that occurred on April 29, 2016.

Cost of Sales

	Thirteen Weeks Ended October 2, 2016	Fourteen Weeks Ended October 4, 2015
	(in thousands)
Materials	$22,555	$20,318
Direct labor and benefits	6,327	5,751
Manufacturing overhead	4,226	3,907
Sub-total	33,108	29,976
Depreciation	396	305
Cost of Sales	33,504	30,281
Gross Profit	$11,251	$9,299

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended October 2, 2016	Fourteen Weeks Ended October 4, 2015
Materials	50.4%	51.3%
Direct labor and benefits	14.1%	14.5%
Manufacturing overhead	9.5%	9.9%
Sub-total	74.0%	75.7%
Depreciation	0.9%	0.8%
Cost of Sales	74.9%	76.5%
Gross Profit	25.1%	23.5%

Cost of sales as a percentage of net sales for the 13 weeks ended October 2, 2016 decreased to 74.9% from 76.5% for the 14 weeks ended October 4, 2015. The decrease in cost of sales as a percentage of net sales was primarily attributable to decreased costs of material as a percentage of net sales. Material costs decreased to 50.4% of net sales for the 13 weeks ended October 2, 2016 from 51.3% for the 14 weeks ended October 4, 2015. Material costs for the 13 weeks ended October 2, 2016 were lower compared to the 14 weeks ended October 4, 2015 primarily due to favorable product mix in the 13 weeks ended October 2, 2016 compared to the 14 weeks ended October 4, 2015. Direct labor and benefit costs as a percentage of net sales was 14.1% for the 13 weeks ended October 2, 2016 compared to 14.5% for the 14 weeks ended October 4, 2015. Labor and benefit costs as a percentage of net sales in the 13 weeks ended October 2, 2016 were lower due to manufacturing efficiencies at existing facilities. Manufacturing overhead costs as a percentage of net sales was 9.5% for the 13 weeks ended October 2, 2016 compared to 9.9% the 14 weeks ended October 4, 2015. Manufacturing overhead in the 13 weeks ended October 2, 2016 was lower due primarily to lower repair and maintenance costs. Depreciation costs in the 13 weeks ended October 2, 2016 were slightly higher than in the same period last year as we added machine capacity, to meet expected future demand, and to increase manufacturing capabilities in certain of our facilities.

Gross Profit

As a result of the increase in net sales and decrease in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended October 2, 2016 increased to 25.1% from 23.5% for the 14 weeks ended October 4, 2015.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended October 2, 2016	Fourteen Weeks Ended October 4, 2015
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$5,846	$5,801
Transaction expenses	10	416
Subtotal	5,856	6,217
Depreciation and amortization	1,093	718
SG&A	$6,949	$6,935
SG&A as a % of net sales	15.5%	17.5%

SG&A as a percentage of net sales for the 13 weeks ended October 2, 2016 decreased to 15.5% from 17.5% for the 14 weeks ended October 4, 2015. The decrease is primarily related to higher net sales coupled with lower payroll costs as a percentage of net sales, lower professional and consulting fees, and lower transaction expenses.

Operating Income

As a result of the foregoing factors, operating income for the 13 weeks ended October 2, 2016 was $4.30 million compared to operating income of $2.36 million for the 14 weeks ended October 4, 2015.

Non-Operating Expense

Non-operating expense for the 13 weeks ended October 2, 2016 was $0.53 million compared to $0.72 million for the 14 weeks ended October 4, 2015. The change in non-operating expense was primarily driven by a decrease in interest expense due to the payoff of our 16% subordinated debt with the proceeds of our IPO in July of 2015, slightly offset by higher interest expense due to the refinancing of our debt as part of the Intasco acquisition on April 29, 2016, which resulted in a higher principal balance in our outstanding debt in the 13 weeks ended October 2, 2016.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended October 2, 2016 was $3.77 million, compared to $1.64 million for the 14 weeks ended October 4, 2015.

Income Tax Provision

For the 13 weeks ended October 2, 2016, the effective income tax rate of 33.2%, based on actual pre-tax income, resulted in income tax expense of $1.25 million. The effective tax rate and statutory rate were in alignment with each other for the 13 weeks ended October 2, 2016. During the 14 weeks ended October 4, 2015, the effective income tax rate of 30.7%, based on actual pre-tax income, resulted in income tax expense of $0.50 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, which provided a $0.09 million income tax benefit which reduced our effective tax rate by 5.3%. The Company evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. The Company has not recorded a tax valuation allowance as of October 2, 2016. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the 13 weeks ended October 2, 2016 was $2.52 million compared to $1.14 million during the 14 weeks ended October 4, 2015.

Thirty-Nine Weeks Ended October 2, 2016 and Thirty-Nine Weeks Ended October 4, 2015

Net Sales

	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
	(in thousands)
Net sales	$126,784	$107,682

Net sales for the 39 weeks ended October 2, 2016 were approximately $126.78 million compared to $107.68 million for the 39 weeks ended October 4, 2015. The 39 weeks ended October 2, 2016 net sales included approximately $18.00 million attributable to our increased market penetration and content per vehicle, new product introductions, and 39 weeks of sales from the Great Lakes acquisition that occurred on August 31, 2015, compared to 5 weeks during the 39 weeks ended October 4, 2015, and 22 weeks of sales from the Intasco acquisition that occurred on April 29, 2016. Other increases in net sales for the 39 weeks ended October 2, 2016 were primarily attributable to a 0.73% overall increase in North American vehicle production in such period as compared to production during the 39 weeks ended October 4, 2015.

Cost of Sales

	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
	(in thousands)
Materials	$64,432	$55,579
Direct labor and benefits	18,673	15,444
Manufacturing overhead	12,572	10,146
Sub-total	95,677	81,169
Depreciation	1,166	863
Cost of Sales	96,843	82,032
Gross Profit	$29,942	$25,650

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
Materials	50.8%	51.6%
Direct labor and benefits	14.8%	14.4%
Manufacturing overhead	9.9%	9.4%
Sub-total	75.5%	75.4%
Depreciation	0.9%	0.8%
Cost of Sales	76.4%	76.2%
Gross Profit	23.6%	23.8%

Cost of sales as a percentage of net sales for the 39 weeks ended October 2, 2016 increased to 76.4% from 76.2% for the 39 weeks ended October 4, 2015. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits as a percentage of net sales. Material costs were 50.8% for the 39 weeks ended October 2, 2016 and 51.6% for the 39 weeks ended October 4, 2015. Material costs for the 39 weeks ended October 2, 2016 were lower compared to the 39 weeks ended October 4, 2015 primarily due to favorable product mix. Direct labor and benefit costs as a percentage of net sales was 14.8% for the 39 weeks ended October 2, 2016 compared to 14.4% for the 39 weeks ended October 4, 2015. Labor and benefit costs in the 39 weeks ended October 2, 2016 were higher due to an increase in direct and temporary labor hours as a result of a change in product mix, the addition of manufacturing capabilities to some of our existing facilities, as well an increase in health insurance claims paid under our self-insured benefit plans. Manufacturing overhead costs as a percentage of net sales was 9.9% for the 39 weeks ended October 2, 2016 compared to 9.4% the 39 weeks ended October 4, 2015. Manufacturing overhead in the 39 weeks ended October 2, 2016 was higher due primarily to higher rent costs as we added capacity in order to meet expected future demand, increased indirect labor costs as we upgraded our staff, and continuous improvement related costs that we expect to benefit from in future quarters. Depreciation costs in the 39 weeks ended October 2, 2016 were also slightly higher than last year as we added machine capacity, again to meet expected future demand, and to increase capabilities in certain of our facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the 39 weeks ended October 2, 2016 decreased to 23.6% from 23.8% for the 39 weeks ended October 4, 2015.

Selling, General and Administrative Expenses

	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$16,979	$14,951
Transaction expenses	859	416
Subtotal	17,838	15,367
Depreciation and amortization	2,831	1,900
SG&A	$20,669	$17,267
SG&A as a % of net sales	16.3%	16.0%

SG&A as a percentage of net sales for the 39 weeks ended October 2, 2016 increased to 16.3% from 16.0% for the 39 weeks ended October 4, 2015. The increase is primarily related to the increase in transaction related costs for the 39 weeks ended October 2, 2016 due to the acquisition of Intasco on April 29, 2016.

Restructuring Expenses

Restructuring expenses for the 39 weeks ended October 2, 2016 were $0.04 million. We did not incur restructuring expenses for the 39 weeks ended October 4, 2015. The restructuring expenses for the 39 weeks ended October 2, 2016 were due to the closure of the Murfreesboro facility which was announced in October 2015.

Operating Income

As a result of the foregoing factors, operating income for the 39 weeks ended October 2, 2016 was $9.24 million compared to operating income of $8.38 million for the 39 weeks ended October 4, 2015.

Non-Operating Expense

Non-operating expense for the 39 weeks ended October 2, 2016 was $1.76 million compared to $2.42 million for the 39 weeks ended October 4, 2015. The change in non-operating expense was primarily driven by a decline in interest expense due to the payoff of our 16% subordinated debt with the proceeds of our IPO in July of 2015, slightly offset by higher interest expense due to the refinancing of our debt as part of the Intasco acquisition on April 29, 2016, which resulted in a higher principal balance in our outstanding debt in the 39 weeks ended October 2, 2016.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 39 weeks ended October 2, 2016 was $7.47 million, compared to $5.97 million for the 39 weeks ended October 4, 2015.

Income Tax Provision

For the 39 weeks ended October 2, 2016, the effective income tax rate of 33.7%, based on actual pre-tax income, resulted in income tax expense of $2.52 million. The effective tax rate and statutory rate were in alignment with each other. for the 39 weeks ended October 2, 2016. During the 39 weeks ended October 4, 2015, the effective income tax rate of 32.6%, based on actual pre-tax income, resulted in income tax expense of $1.94 million. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, which provided a $0.17 million income tax benefit which reduced our effective tax rate by 2.9%. The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. The Company has not recorded a tax valuation allowance as of October 2, 2016. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the 39 weeks ended October 2, 2016 was $4.95 million compared to $4.02 million during the 39 weeks ended October 4, 2015.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles in the United States of America (GAAP) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for Company management. In addition, the financial covenants in our new credit facility are based on Adjusted EBITDA, as calculated below, subject to dollar limitations on certain adjustments and certain other addbacks permitted by our new credit facility.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-cash stock awards, non-recurring integration expense, other-non-recurring items, transaction fees related to our acquisitions, and restructuring expenses. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

Thirteen and Thirty-Nine Weeks Ended October, 2 2016 and Fourteen and Thirty-Nine Weeks Ended October 4, 2015

	Thirteen Weeks Ended October 2, 2016	Fourteen Weeks Ended October 4, 2015	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
	(in thousands)
Net income	$2,520	$1,139	$4,953	$4,024
Plus: Interest expense, net	525	724	1,739	2,437
Plus: Income tax expense	1,254	505	2,520	1,942
Plus: Depreciation and amortization	1,489	1,023	3,996	2,762
Plus: Non-cash stock award	41	149	127	161
Plus: Non-recurring integration expenses	36	32	105	32
Plus: Non-recurring step-up of inventory basis to fair market value	39	90	319	90
Plus: Non-recurring IPO costs	—	230	—	230
Plus: Transaction fees	10	416	859	416
Plus: Restructuring expenses	—	—	35	—
Adjusted EBITDA	$5,914	$4,308	$14,653	$12,094

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our New Credit Agreement from our senior lenders. On April 29, 2016 we refinanced our old senior credit facility with a New Credit Agreement, which is described below further and in note 6 to our consolidated financial statements.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of October 2, 2016 and January 3, 2016, we had a cash balance of $1.51 million and $0.73 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of October 2, 2016 and January 3, 2016, we had $7.40 million and $10.11 million, respectively, available to be borrowed under our revolving credit facility (new and old, respectively), subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our new revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

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

The following table presents cash flow data for the periods indicated.

	Thirty-Nine Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 4, 2015
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$5,444	$1,868
Investing activities	(23,249)	(14,757)
Financing activities	18,584	12,851

As a public company, we incur additional general and administrative expenses that we did not incur as a private company, such as, director fees, increased directors and officers liability insurance premiums, investor relation costs, NYSE MKT listing expenses and increased legal and accounting expenses.

Operating Activities

Cash provided by operating activities consists of: net income adjusted for non-cash items; including depreciation and amortization; amortization of deferred financing charges; loss on sale of assets; loss on extinguishment of debt; loss on derivative instruments; bad debt expense net of recovery; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.

During the thirty-nine weeks ended October 2, 2016, net cash provided by operating activities was $5.44 million, compared to net cash provided by operating activities of $1.87 million for the thirty-nine weeks ended October 4, 2015.

Net cash for the thirty-nine weeks ended October 2, 2016 was mainly impacted by net income of $4.95 million and decreases in inventory, as we sold inventory built up at the end of 2015.

Net cash for the thirty-nine weeks ended October 4, 2015 was mainly impacted by net income of $4.02 million resulting from the expansion of our operations offset by decreases in working capital, primarily in inventory balances.

Investing Activities

Cash used in investing activities consists principally of business acquisitions and purchases of property, plant and equipment.

In the thirty-nine weeks ended October 2, 2016, we acquired Intasco for a purchase price, net of cash acquired, of $21.03 million. We also made capital expenditures of $2.44 million.

In the thirty-nine weeks ended October 4, 2015, we paid $11.82 million in cash to acquire the Great Lakes business. We made capital expenditures of $2.99 million, of which $1.84 million was related to the construction of the new facility in Georgia.

Financing Activities

Cash flows provided by (used in) financing activities consists primarily of borrowings and payments under our new and old senior credit facility, the repayment of debt assumed through acquisitions, debt issuance costs, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the thirty-nine weeks ended October 2, 2016, we had inflows of $18.58 million primarily due to $32.00 million of gross proceeds from borrowings under our term loans under our new senior credit facility, and $7.72 million net proceeds from borrowings under our revolving credit facility. These inflows were partially offset by $15.38 million of pay-off of the principal amount of our term loan under our old senior credit facility, and $4.35 million for payments of cash dividends.

As of October 2, 2016, $22.18 million was outstanding under the new revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to a borrowing base and reduced to the extent of letters of credit issued under the new senior credit facility. As of October 2, 2016, the maximum additional available borrowings under the new revolver was $7.40 million. Amounts repaid under the new revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the thirty-nine weeks ended October 4, 2015, we had inflows of $12.85 million primarily due to $25.67 million of gross proceeds we received in the IPO as well as $6.72 million of proceeds from our revolving credit facility. These amounts were partially offset by $14.65 million of payments on debt, including $13.1 million to pay-off in full our subordinated debt. Other outflows included $3.44 million due to expenses for the completed IPO, $0.75 million of post-acquisition payments related to the acquisition in 2013 of Unique Fabricating, and outflows of $1.44 million on payment of cash dividends.

Old Senior Credit Facility

We maintained a senior credit facility with Citizens Bank, National Association (formerly RBS Citizens, N.A.) pursuant to which we could borrow up to $25.00 million under the revolver and up to $20.00 million under the term loan. The borrower under the facility was Unique Fabricating NA, Inc., and borrowings were guaranteed by the Company and each of our subsidiaries. The term loan bore interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5% per annum.The term loan would have matured in December 2017. The revolver bore interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. The half percent range per annum on the term loan and revolver was determined quarterly based on the senior leverage ratio. We were permitted to prepay in part or in full amounts due under the senior credit facility without penalty. Our obligations under the senior credit facility could have been accelerated upon the occurrence of an event of default, which included customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership. In the event of an event of default, the interest rate on the revolver and term loan would have increased by 2.0% per annum plus the then applicable rate. The senior credit facility required that we repay term loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 3, 2016 and for each subsequent fiscal year until the total leverage ratio as defined, calculated as of the end of each year was less than 2:00 to 1:00.

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

On April 29, 2016, in conjunction with the acquisition of Intasco, the old senior credit facility was repaid and terminated and replaced with a new senior credit facility which is described below. On the date of termination of the old senior credit facility, $15.38 million outstanding was repaid on the Term Loan, and $17.26 million outstanding was repaid on the Revolver. The swap was also terminated and replaced with a new swap described below that became effective on June 30, 2016.

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

The New Revolver, US Term Loan, and CA Term Loan all mature on April 29, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of October 2, 2016 was 4.0463%.

In addition, the New Credit Agreement allows for increases in the principal amount of the New Revolver and US and CA Term Loans not to exceed $10.00 million principal amount, in the aggregate, provided that before and after giving effect to any proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratios do not exceed specified amounts. The New Credit Agreement also provides for the issuance of letters of credit with a face amount of up to $2.00 million, in the aggregate, provided that any letter of credit issued will reduce availability under the New Revolver.

We are permitted to prepay in part or in full the amounts due under the new senior credit facility without penalty, provided that with respect to prepayment of the New Revolver at least $0.10 million remains outstanding. Our obligations under the New Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the U.S. Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the New Revolver and US Term Loan and CA Term Loan will increase by 3.0% per annum plus the then applicable rate. The New Credit Agreement requires that we repay both the US Term Loan and CA Term Loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 1, 2017 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of such year is less than 2:00 to 1:00.

The US Borrower's obligations under the New Credit Agreement are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including a pledge of capital stock of the United States subsidiaries of the US Borrower and of 65% of the capital stock of the CA Borrower, and by mortgages on our facilities in LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, and Fort Smith, Arkansas. The US borrower guarantees all of the obligations and liabilities of the CA Borrower. Unique Fabricating, Inc. also pledged all of the capital stock of the US Borrower.

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

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of October 2, 2016, we were in compliance with all loan covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of October 2, 2016 have changed materially since the amounts as of January 3, 2016 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement. The material changes relate to the termination of our old senior credit facility which was refinanced with a portion of the borrowing under the New Credit Agreement which is discussed in Note 6 of notes to our consolidated financial statements and in the Liquidity and Capital Resources section.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. To date, substantially all of our net sales and operating expenses have been denominated in U.S. dollars, therefore we are not currently subject to significant foreign currency risk. However, if our international operations continue to grow, our risks associated with fluctuation in currency rates may become greater. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. We intend to continue to assess our approach to managing this potential risk. We do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our consolidated financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements. However, in order to mitigate some of the risk that we do have with regard to foreign currency, effective June 29, 2016 we entered into a 1 year foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent USD notional amount of $3.30 million and expires on June 30, 2017. See Note 7 to our consolidated financial statements for further information.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the thirteen weeks ended October 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

UNIQUE FABRICATING, INC.

Date: November 15, 2016	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: November 15, 2016	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)