Form 10-K
period 2017-01-01
Unique Fabricating, Inc.
filed 2017-03-09
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of March 2, 2017 the registrant had 9,736,230 shares of common stock outstanding.

As of July 3, 2016 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $88.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2016 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K filing. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement to reflect actual results, changes in assumptions based on new information, future events or otherwise. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1. BUSINESS

Overview

Unique is engaged in the engineering and manufacture of multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. Unique combines a history of organic growth with some more recent strategic acquisitions to diversify both product capabilities and markets served.

Unique’s markets served are the North America automotive and heavy duty truck, as well as the appliance, water heater and HVAC markets. Sales are conducted directly to major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this Annual Report on Form 10-K as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Bryan, Ohio, Port Huron, Michigan, Monterrey, Mexico, Queretaro, Mexico and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

Unique derives the majority of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced from a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding, and fusion molding. We believe Unique has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, Unique’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life.

One of Unique’s primary strengths lies in its ability to manage thousands of active part numbers while maintaining a stellar track record of less than six rejected parts per million and over 99.0% on-time delivery for more than three million parts manufactured and shipped on a daily basis. Furthermore, Unique focuses resources on the areas of its business that add value to customers, particularly in its commercial, engineering and supply chain activities. Design innovation and rapid prototyping set Unique apart from the majority of its competitors.

Our principal executive offices are currently located at 800 Standard Parkway, Auburn Hills, Michigan, 48326. UFI Acquisition, Inc, a Delaware Corporation (“UFI”), was formed in January 2013 to acquire 100% of the outstanding equity of Unique Fabricating, Inc., and its wholly-owned subsidiaries, Unique Fabricating South, Inc. and Unique Fabricating de

Mexico, S.A. de C.V. (collectively, together with such subsidiaries and other subsidiaries referenced in this Annual Report on Form 10-K, the “Company” or “Unique”). Since 2013, the Company has completed four acquisitions. In December 2013, through a newly formed subsidiary, Unique-Prescotech, Inc., the Company acquired substantially all of the assets of Prescotech Holdings, Inc. (“PTI”). In February 2014, the Company acquired substantially all of the assets of Chardan Corp. (“Chardan”), through a newly formed subsidiary of Unique Fabricating NA, Inc., Unique-Chardan, Inc. In August 2015, the Company acquired substantially of all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”) through a newly created subsidiary, Unique Molded Foam Technologies, Inc. In April 2016, Unique-Intasco Canada, Inc., a newly formed subsidiary of the Company, acquired substantially of all of the assets of Intasco Corporation. On the same date, Unique Fabricating NA, Inc., an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc. (together the two entities purchased are referred to as “Intasco”)

In September 2014, UFI changed its name to Unique Fabricating, Inc. which is now the parent company of the group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

Initial Public Offering (the “IPO”)

On July 7, 2015, we completed our IPO of 2,702,500 shares of common stock at a price to the public of $9.50 per share, including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, we received net IPO proceeds of approximately $22.2 million. We used part of these proceeds to repay the $13.1 million principal amount of our 16% senior subordinated note together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolver portion of our then senior secured credit facility. Amounts paid under the facility remained available to be re-borrowed, subject to compliance with the terms of the facility. We also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the inital public offering price of $9.50 per share, and may be exercised until the date five years from the date of the IPO.

Automotive Industry Analysis and Industry Trends

The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, and had approximately $250 billion of North American annual revenue in 2016 according to a January 2017 Dun & Bradstreet report on the automotive supplier market. Within the automotive parts industry, North America is the Company’s core market. We manufacture multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness management, acoustical management, water and air sealing, decorative and other functional applications.

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

Overall, we expect modest long-term growth of vehicle sales and production in the OEM market. The automobile industry in the last eight years has seen increased customer sales and production schedules with production volumes in the last four years higher than OEM production volumes prior to the industry disruptions experienced after the financial market crisis of 2008. We anticipate that the North American automotive production will continue to recover from the low point experienced in 2009. According to IHS Automotive, North American vehicle production increased during 2016 to 17.6 million units, an expansion of approximately 1% from vehicle production during 2015. IHS projects minor growth in North American unit production volumes in 2017, an approximate 0.2% increase from unit production volumes in 2016, and growth to 18.7 million units in 2021, as depicted in the following chart.

Historical & Forecasted North American Vehicle Production Volume (units in millions)
20.0
15.0
10.0
5.0
0.0

2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
15.8	15.3	15.1	12.6	8.6	11.9	13.1	15.1	16.2	17.0	17.5	17.6	17.6	17.9	18.2	18.7	18.7

Source:  IHS Automotive (December 2016)

In addition to the overall industry growth, we believe there are a variety of trends that are influencing the future of the global automotive market. We believe we are positively positioned to benefit from an increasing number of trends driven by market forces such as:

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

•
Telematics and Infotainment:  The increasing use of telematics and infotainment requires increasingly quieter vehicles for the telematics systems to recognize voice commands and passengers to enjoy the infotainment options. Over the next three years, approximately 80% of all new vehicles are expected to include voice recognition systems, increasing the need for quiet interiors. We expect that the result will be increased use of acoustic insulation materials, more precise air seals and other noise, vibration and harshness products in all vehicles.

•
Rapid pace of new vehicle launches:  In order to meet consumers’ increasing demand for new products, the automotive market will see a significant number of new program launches from vehicle manufacturers over the next few years. Each new vehicle launch creates new product opportunities for us because of the OEMs need for noise, vibration and harshness solutions as OEMs discover unplanned noise issues at the launch of production for a new vehicle program.

•
Localization of production:  Due to freight costs, currency fluctuations, logistic issues and protection of supply, many foreign vehicle manufacturers have increased their production volumes in North America and are increasing local sourcing of vehicle components. We believe that Unique’s production facilities are situated in geographic proximity to the majority of North American vehicle assembly locations provides a competitive advantage.

We believe these market trends create opportunities for us to achieve above market growth rates as a result of increased content per vehicle, higher industry production volumes, geographic shifts in vehicle production, and evolving customer sourcing strategies. Our challenge is to continue developing leading edge solutions focused on addressing these trends, and applying those solutions via products with sustainable margins that enable our customers to produce distinctive market-leading products.

As an example of our innovative technical capabilities, we utilized our thermoforming process to develop and produce a line of lightweight flexible air duct systems for a leading OEM, providing an 80% weight reduction and enhanced functionality. This air duct system has developed into Unique’s patent pending TwinShape line of proprietary ducts. Unique has been awarded four additional production orders, adding three additional OEM customers since launching the product, and have secured development and prototyping contracts with four additional OEMs in the last few years for potential inclusion of this product in vehicle programs starting with model years 2018 and 2019 vehicles.

We generate a significant number of new sales opportunities from customer challenges, such as buzz, squeak, rattle (“BSR”) or noise, vibration and harshness issues (“NVH”), discovered during the launch of production for a new vehicle program. In many of these situations, we develop and begin supplying a solution within days, a level of responsiveness that avoids competitive requests for quotations and produces premium value for our customers. Given the projected rapid pace of new vehicle launches over the next three years, we expect to benefit from an increasing number of opportunities sourced late in the launch cycle.

Appliance, HVAC, and Water Heater Industries

We are a leading provider of fabricated, non-metallic components to a diverse group of OEMs and tiered suppliers in the appliance, HVAC, and water heater industries. These sales represented approximately 14.9% of our net sales for the year ended January 1, 2017. These components are primarily manufactured from foam, adhesives, fiberglass, rubber and board-back material. We have extensive materials, engineering and fabrication expertise and deliver custom-designed, innovative solutions for our customers. Our component solutions primarily consist of products used in gasketing, heat deflection, packaging, insulation, water seals, noise reduction and vibration control. Demand for these end-market products is largely driven by the health of the housing sector. According to the U.S. Census bureau, there were 1.2 million new housing starts in 2016 and the bureau forecasts that there will be approximately another 1.2 million new housing starts in 2017. We believe that the appliance, HVAC, and water heater industries are currently primed for moderate favorable growth.

The United States major household appliance industry, which includes water heaters, is forecast to show modest growth through 2017, as new and existing home sales, as well as home improvement spending, both of which have a direct impact on appliance industry sales, continue to show positive outlooks. According to an independent source published in August 2016, forecasted revenue for this industry in the United States is expected to grow at an annual growth rate of 1.1% from 2016 to 2021 to reach approximately $16.5 billion in revenue in 2021. The US HVAC industry is also poised to benefit from the positive outlook in the housing and home improvement markets. According to the an independent source published in June 2016, forecasted revenue for this industry is expected to grow at an annual growth rate of 2.0% from 2016 to 2021 to reach approximately $44.9 billion in revenue in 2021. We believe these benefits will increase the demand for our products from clients such as GE,Whirlpool, AO Smith, Rheem and Trane.

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

Our Strengths

Our mission is to deliver innovative and timely customer solutions for NVH management, water and air sealing and other functional and decorative applications. We employ our extensive knowledge of raw materials and adhesives, our engineering and creative resources and rapid response to deliver rapid technical innovation, exceptional quality, reliable on-time delivery and competitive costs. We believe the key to our core competitive strengths are as follows:

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

Depth of customer relationships.  We have developed long-term relationships with a customer base that we target deliberately. Each of our customers has substantial requirements for NVH management, water and air sealing, functional and decorative components. Due to our technical sophistication, raw material and adhesive innovation and rapid responsiveness, we have a reputation with our key customers as the supplier of choice for our core products within the North American automotive and appliance markets. Our sales engineers have developed deep relationships with the technical teams of our key customers. The customers’ engineers leverage our materials knowledge and utilize us as a resource to help them solve problems and/or pursue product enhancements. This enables us to become involved early in the design/development stage of new vehicles or appliances, leading to opportunities to introduce new products. In certain situations, we are able to influence the customer design specifications from which new business is awarded.

Key relationships with suppliers.  We have long relationships with over 150 raw material and adhesive suppliers. We track new developments in materials, and pursue exclusive relationships with those suppliers that develop innovative raw materials and adhesives. Our key suppliers see us as a way to introduce their new products and technology to the marketplace and obtain the necessary customer approvals. This, in turn, can lead to Unique being first to market with certain products or materials. For example, this has led to us having exclusive access for our types of products to the only source of recycled polyol for polyurethane in the industry. While products incorporating these materials accounted for less than 1% of net sales for the year ended January 1, 2017, we believe these recycled materials are opening up opportunities for new product variations that other competitors cannot offer. We constantly collaborate with our suppliers to develop new materials and adhesive combinations that exhibit a cost, quality and/or performance enhancement for our customers.

Proximity to key customers.  Our manufacturing facilities are strategically located to serve the North American automotive and appliance industries. Our primary manufacturing centers are in the Midwestern and Southeastern regions of the United States, Mexico, and Canada. We believe that our manufacturing facilities are within approximately 500 miles of over 80.0% of North American vehicle production, and even closer to major appliance manufacturing locations. This is advantageous, because our products are light in weight, and transportation costs can be a significant portion of the delivered cost of products.

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

We attempt to align our internal human resources and technical capabilities to take advantage of industry mega trends, such as light weighting, telematics, and reduced energy consumption, which we believe have contributed to profitable revenue growth opportunities from our existing operations. In addition, our growth plan includes initiatives to develop certain new products and new markets which provide incremental growth opportunities. We believe that significant opportunities exist to continue to grow our business and increase profitability by focusing on the following:

Further Penetrate Existing Markets with Existing Products and Processes.  We believe we are positioned to gain share and grow in existing markets with our current products and processes, capitalizing on the industry’s increasing demand for NVH management content coupled with our capabilities, including exclusive proprietary materials sold to existing customers and targeted new customers. As OEM vehicles change materials to reduce weight, vehicles are utilizing more rubber and plastic components like those designed and supplied by Unique. In addition, the increasing use of telematics is driving a need for quieter interiors in vehicles at all levels. This is causing an increase in the amount of acoustical insulation and solutions per vehicle. Separately, the rate of increase in vehicle production is projected to be significantly higher in the Southern United States and Mexico than elsewhere in North America over the next five years. We hope to capitalize on our ability to service customers in different geographical locations through our manufacturing facilities in the Midwestern and Southeastern regions of the United States,Mexico and Canada.

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

Create New Markets with Existing Products and Processes.  While the specific products may vary, we have identified numerous opportunities to sell products fabricated using die cut and molding technology into new markets such as medical and industrial markets that we do not currently serve. We have demonstrated the ability to develop cost effective products utilizing various materials. Our recent acquisitions have provided the Company with credible access to a variety of new markets for our products. Because of our strategic acquisitions, we are currently developing new products for the appliance, water heater and HVAC industries utilizing our various molding technologies. We are also exploring increased opportunities for medical products. Raw material and adhesive suppliers rely on us to provide marketplace insight into new or emerging customer challenges. We have the capability to combine new materials with new processes to create cost effective products in new markets.

Pursue Acquisitions.  We expect to selectively pursue acquisitions that add new products and/or processes or geographic and market expansion to further expand our portfolio of customer solutions. Since December 2013, management has completed four accretive add-on acquisitions that added new markets, products, and additional manufacturing processes to our capabilities. Management has a long history of identifying and successfully integrating new platforms. We will continue to use our relationship with Taglich Private Equity, LLC., which sponsored our formation, to identify evaluate and execute acquisition opportunities.

Products

Unique’s primary products, which are identified by manufacturing process — die cut products, thermoformed/compression molded products, fusion molded products, and reaction injection molding (RIM) — are highlighted below:

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

Thermoformed/Compression Molded Products

Unique's product offerings include thermoformed and compression molded products. Unique has leveraged its position as a manufacturer of core die cut products to gain traction with customers who wanted a single-source solution for other related products, such as thermoformed, compression molded and fusion molded components. The company added RIM polyuerethane components to its portfolio in 2015.

Management seeks to continue the development of molded products that are complementary to the Company’s die cut products. These products have a higher engineering content and provide increased sales and potential margin growth. These products also differentiate Unique, which we believe will make us more valuable to our target customers. The Company’s development efforts in this area have led to innovative product solutions such as Unique’s existing and patent pending thermoformed HVAC duct modules, and Unique’s proprietary TwinShape duct line. The TwinShape line is currently in production at two vehicle OEMs, has been selected by two additional OEMs, one for a model year 2018 vehicle and the other for a model year 2019 vehicle, and is being evaluated in development programs for four other OEMs.

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

The following highlights Unique’s TwinShape line of innovative twin-sheet thermoformed air duct technology:

TwinShape Twin-Sheet Thermoformed Air Duct Technology

Fusion Molded Products

In 2008, Unique began to expand its product portfolio to include fusion molded components through an exclusive supply relationship with Chardan Corp. In February 2014, Unique purchased Chardan, bringing the fusion molding capability in-house. Fusion molding is an innovative foam molding process used to manufacture precise three dimensional components that are lightweight and provide excellent thermal and acoustic performance. Primarily used for NVH management and body sealing applications, the fusion molded products are complementary to Unique’s other product lines and give Unique additional options to provide light-weighting and NVH management solutions to its customers.

In Europe, the market for fusion molded products is fairly developed; BMW, Mercedes and VW have integrated the technology in their vehicles for several years. The North American market for fusion molding is growing rapidly as European OEMs source more fusion molded products in their North American vehicles and the technology gains traction with domestic OEMs including Fiat Chrysler Automobiles ("FCA") and General Motors. In addition, since there are a very limited number of North American suppliers with the engineering and manufacturing capabilities to produce fusion molded components, Unique is well positioned to capitalize on the growth in the North American market.

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

The following highlights the Unique’s fusion molding technology:

Fusion Molding Technology

Interior Mirror Seal

Significant Customers

The Company’s customers are principally engaged in the North American automotive industry (approximately 78.8% of our net sales for the year ended January 1, 2017), as well as in the manufacturing of durable residential housing and some commercial products as a result of our acquisition of PTI (approximately 14.9% of our net sales for the year ended January 1, 2017). In the automotive market, the Company’s sales are primarily directly to Tier 1 suppliers to the OEMs. Approximately 12.7% of our net sales for the year ended January 1, 2017 were made directly to vehicle OEMs. Sales of Company products, directly and indirectly through Tier I suppliers, to General Motors, FCA and Ford Motor Company represented approximately 15%, 11% and 12%, respectively, of our net sales for the year ended January 1, 2017. No single customer accounted for more than 10% of our net direct sales for the year ended January 1, 2017.

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

Unique estimates the auto market for its core business of multi-material foam, rubber and plastic components utilized in NVH management, air and water sealing, functional and decorative applications to be approximately $600 million in North America. This is based on management estimates that the average light vehicle utilizes approximately $38.00 of Unique related components, based on typical product usage. Unique estimates the appliance, water heater, and HVAC industry for its core products and business to be around $1 billion in North America. Unique believes that there is not any dominant supplier within its core market in auto and appliance, water heater, and HVAC, although Unique believes that it is the largest supplier, measured by net sales, within the market. There are significant barriers to entry into such markets, including the complexities of managing production and ordering raw materials at the scale necessary and the difficulty, cost and length of time required to obtain acceptance by customers.

Liability and Insurance

We have liability and other insurance coverage which we believe is sufficient to cover our risks.

Employees

As of January 1, 2017, we had 913 full-time and 267 contract workers. In the Auburn Hills, Michigan facility, 131 of the hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through August 2019. In the Louisville, Kentucky facility, 28 hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through February 1, 2020. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

Set forth below are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Also refer to the Special Note Regarding Forward-Looking Statements in Item 1 of this Annual Report on Form 10-K.

RISKS RELATED TO OUR BUSINESS

We have substantial debt and if we were to default on paying our debt or fail to comply with the covenants, our lenders could take action that would likely cause our stockholders to lose their entire investment in us.

As of January 1, 2017, we had approximately $50.6 million of debt outstanding under our senior secured credit facility. Substantially all of our assets are pledged to the lenders to secure this outstanding debt. In the event that we are unable to make principal, interest or other payments due under or we do not comply with the covenants contained in the senior secured credit facility, the lenders could declare an event of default, accelerate all amounts outstanding and seek to foreclose on the collateral securing such indebtedness. In such event, we could be forced to file for bankruptcy protection and stockholders would likely lose their entire investment in us.

The agreement governing our senior secured credit facility contains financial covenants and other covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

Our ability to comply with the covenants in the senior secured credit facility agreement may be affected by economic or business conditions beyond our control. If we are not able to comply with these covenants when required and we are unable to obtain necessary waivers or amendments from the lenders, we would be precluded from borrowing under the credit facility. If we are unable to borrow under the credit facility, we will need to meet our liquidity requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms, if at all. In addition, if we do not comply with the financial or other covenants in the credit facility when required, the lenders could declare an event of default under the credit facility, and our indebtedness thereunder could be declared immediately due and payable. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

In addition, the credit facility contains covenants that, among other things, restrict our ability to:

•	incur liens;

•	incur or assume additional debt or guarantees;

•	pay dividends, or make redemptions and repurchases, with respect to capital stock;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates; and

•	change the business conducted by us or our subsidiaries.

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

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. The level of our indebtedness could have other important consequences to you as a stockholder. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under our credit facility, including financial and other restrictive covenants, could result in an event of default under the senior secured credit facility;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, pay dividends and other general corporate purposes;

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

We are dependent on several principal customers. Our three largest customers, in the aggregate, accounted for approximately 16.4% of our net sales for the year ended January 1, 2017. We have not entered into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs. We have in the past lost, and may in the future, lose customers due to the highly competitive conditions in the industries we serve, including pricing pressures. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us or to stop doing business with us could have a material adverse effect on our business, financial condition and results of operations.

We have no long-term contracts with customers.

We supply our products based on purchase orders placed by our customers from time to time but have no long-term contracts with our customers. We will commit to end-product pricing for a specified quantity of product for the duration of a vehicle’s production, generally three to five years. In the past, we successfully mitigated price volatility though aggressive supplier management and alternative material substitution strategies. Typically, our products are refreshed during a vehicle’s production life creating opportunities to modify pricing if material costs have risen. However, there can be no assurance that we will be able to implement or sustain such strategies in the future or modify pricing to pass potential increases in material costs to customers. Our inability to do so could materially adversely affect our business, financial condition and results of operation.

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

Our reliance on suppliers to secure raw materials exposes us to volatility in the prices and availability of our products. A disruption in deliveries from suppliers could have a material adverse effect on our ability to meet our commitments to customers or could increase our operating costs. Moreover, the cost of raw materials used in the production of our products, represents a significant portion of our direct manufacturing costs. The number of customers to which we are not able to pass on such price increases may increase in the future. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. If we are not able to buy raw materials at fixed prices or pass on price increases to our customers, we may lose orders or enter into orders with less favorable terms, any of which could have a material adverse effect on our business, financial condition and results of operations.

We conduct certain of our manufacturing in Mexico and Canada, therefore, are subject to risks associated with doing business outside the United States, including the possible effects of currency exchange rate fluctuations.

We have two manufacturing facilities in Mexico and one in Canada. There are a number of risks associated with doing business in Mexico and Canada, including, exposure to local economic and political conditions, social unrest, including risks of terrorism or other hostilities, export and import restrictions, and the potential for shortages of trained labor. Our sales are denominated in U.S. dollars. Because a portion of our manufacturing costs are incurred in Mexican pesos and Canadian dollars, fluctuations in the U.S. dollar/Mexican peso and U.S dollar/Canadian dollar exchange rates may have a material effect on our profitability, cash flows, financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso or Canadian dollar will adversely affect the cost of our Mexican and Canadian operations when remeasured into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso or Canadian dollar will decrease the cost of our Mexican and Canadian operations when remeasured into U.S. dollars. These risks may materially adversely impact our business, results of operations and financial condition.

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

The demand for our products is largely dependent on the North American production of automobiles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive market, our net sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in vehicle production would adversely impact our results of operations and financial condition. In addition, the North American automotive market experienced a downturn during 2008 and 2009 as a result of general weakness in the North American economy. Although North American vehicle production continued to recover in 2016, the rate of growth in production and sales in 2016 slowed from prior year periods. We cannot provide any assurance as to the level of growth in our markets. If the market stagnates or if there is any extended downturn, it could materially affect our business, financial condition and results of operations.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash to fund all of our operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to fund all of our operations and expenses and to pay dividends or to meet any debt service obligations of the holding company is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We currently expect to continue to pay dividends on our common stock; however, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreement governing our senior credit facility, for which our subsidiary, Unique Fabricating NA, Inc. is the borrower, restricts the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to it. In addition, the laws of the jurisdictions in which our subsidiaries are organized may impose requirements that may restrict the ability of subsidiaries to pay dividends to us.

We may pursue acquisitions that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses that we expect will complement and expand our business. For example, during the last three fiscal years, we acquired the businesses and substantially all of the assets of PTI, Chardan, Great Lakes, and Intasco. We may not be able to successfully identify suitable acquisition opportunities or complete any particular acquisition, combination or other transaction on acceptable terms. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities, including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions, we may be required to expend significant funds, incur additional debt, or issue additional shares of common stock, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we successfully acquire other businesses, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition opportunities may restrict our ability to grow our business.

We may experience increased costs and other disruptions to our business associated with labor unions.

As of January 1, 2017, we had 913 full-time employees, of whom 686 are hourly and 227 are salaried. 159 of our hourly employees are represented by labor unions and covered by collective bargaining agreements. A collective bargaining agreement covering 131 hourly workers employed at our Auburn Hills, Michigan facility terminates in August 2019. We cannot assure you that we will negotiate successfully a new collective bargaining agreement in our Auburn Hills facility, or other of our employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Many of our customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by customers or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating: air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot assure you that we are, or have been, in complete compliance with such environmental and safety laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material and adverse effect on us. The environmental laws to which we are subject have become more stringent over time, and we could incur material expenses in the future to comply with environmental laws. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third party sites to which we sent waste containing hazardous substances. The amount of such liability could be material.

Certain of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the costs of cleanup and for any other claim by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise whether or not we had complied with environmental laws governing the handling of hazardous substances or wastes.

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

Our success depends to a certain degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. We have not been issued patents and have not registered trademarks with respect to our products. Our competitors could duplicate our designs, processes or other intellectual property or design around any processes or designs on which we may obtain patents or trademark protection in the future. In addition, it is possible that third parties may have or acquire patents, trademarks, or licenses for other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third party rights.

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

We believe any attempt by President Trump to withdraw from or materially modify NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.

A significant portion of our business activities are conducted in foreign countries, including Mexico. President Trump has made comments suggesting that he was not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). At this time, it remains unclear what President Trump would or would not do with respect to these international trade agreements. If President-elect Trump takes action to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

We may not be able to pay dividends.

We have paid and currently plan to pay dividends quarterly. However, our ability to pay dividends will be affected by our results and our needs for funds for use in our operations and to expand our business. In addition, our senior secured credit facility contains covenants which restrict or limit the amounts that we can pay as dividends or preclude the payments of dividends altogether.

If our executive officers, directors and principal stockholders choose to act together, they will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our executive officers, directors, and beneficial owners of 5% or more of our outstanding common stock and their affiliates beneficially own approximately 32.5% of our outstanding common stock. As a result, these persons, if they were to act together, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they could act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:

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

As of January 1, 2017, we had outstanding 9,719,772 shares of common stock, including 2,702,500 shares of our common stock issued in our initial public offering and 6,691,760 shares of common stock owned by non-affiliates and issued in private placements, in each case more than one year ago. The shares owned by non-affiliates can be traded without restriction under Rule 144 or otherwise at this time. In addition, 3,028,012 shares of common stock are owned by affiliates but can be traded subject to restrictions under Rule 144. In addition, we have registered all shares that may be issued pursuant to our 2013 Stock Incentive Plan and the 2014 Omnibus Performance Award Plan. Sales of a large number of these securities on the public market or the perception that a large number of shares may be sold could reduce the market price of our common stock or impair our ability to raise capital.

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

We may take advantage of these exemptions until we are no longer an emerging growth company. Under the JOBS Act, we may be able to maintain emerging growth company status for up to five years following our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second quarter during any fiscal year before the end of such five-year period or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Regulations related to conflict minerals may force us to incur additional expenses and otherwise adversely impact our business.

The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations for the rule began May 31, 2014 and are required annually thereafter. We will be required to comply with the reporting obligations beginning after our fiscal year ended December 31, 2017. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

We incur increased costs as a result of being a public company, and potentially will incur more after we are no longer an “emerging growth company”. Our management devotes substantial time to public company compliance programs, and will be required to continue to devote substantial time in the future.

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. We expect that these expenses will increase when we no longer qualify as an “emerging growth company”. We have invested and intend to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and may divert management’s time and attention from product development and commercialization activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain the listing of our common stock on the NYSE MKT which would likely have a material adverse effect on the trading price of our common stock.

In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit and compensation committees.

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

Finally, as a public company we believe that we will need to continue to expand our accounting resources, including the size and expertise of our internal accounting team, to effectively execute a quarterly close process and on an appropriate time frame for a public company. If we are unsuccessful or unable to sufficiently expand these resources, we may not be able to produce U.S. generally accepted accounting principles (GAAP)-compliant financial statements on a time frame required to comply with our reporting requirements under the Exchange Act, and the financial statements we produce may contain material misstatements, either of which could cause investors to lose confidence in our financial reports and our financial reporting generally, which could lead to a decline in the trading price of our common stock.

We may pursue acquisitions that involve inherent risks related to potential internal control weaknesses and significant deficiencies which may be costly for us to remedy and could impact management assessment of internal control effectiveness.

We have acquired companies recently that have small accounting and finance staff increasing the potential for material weaknesses and significant deficiencies in financial reporting at the stand alone or subsidiary entity level. Although our independent registered public accounting firm will not be required to formally attest to our internal control effectiveness while we are an emerging growth company, management is still responsible for assessing internal control effectiveness at a consolidated level. As we integrate these acquired companies into our business, the process of integrating acquired operations into our existing operations with entities that potentially have material weaknesses and/or significant deficiencies may result in unforeseen operating difficulties and may require significant financial resources to remedy and material weaknesses or significant deficiencies that would otherwise be available for the ongoing development or expansion of our existing business. These potential material weaknesses and deficiencies may be costly for us to remedy properly and properly assess internal control effectiveness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following sets forth our facilities as of January 1, 2017.

Principal Uses	Location	Approximate Square Footage	Owned or Leased
Headquarters, Sales/Engineering, Manufacturing	Auburn Hills, Michigan	150,000	Leased
Sales/Engineering Manufacturing	LaFayette, Georgia	147,000	Owned
Sales/Engineering Manufacturing	Monterrey, Mexico	91,000	Leased
Manufacturing	Queretaro, Mexico	64,000	Leased
Manufacturing	Bryan, Ohio	42,000	Leased
Sales/Engineering Manufacturing	Louisville, Kentucky	73,000	Owned
Manufacturing	Evansville, Indiana	66,500	Owned
Manufacturing	Ft. Smith, Arkansas	70,000	Owned
Manufacturing	Concord, Michigan	72,000	Leased
Manufacturing	Port Huron, Michigan	18,000	Leased
Manufacturing	London, Ontario	35,000	Leased

We also have an independent sales representative who maintains offices in Baldham, Germany. We do not lease or own the facilities at which he maintains his offices.

Each of our owned properties has been mortgaged to our bank to secure our borrowings under our senior credit facility.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated, pending or threatened against us by any government authority or any other party involving our business. As of the date of this Annual Report on Form 10-K, no director, officer or affiliate is: (1) a party adverse to us in any legal proceeding, or (2) has an adverse interest to us in any legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES

Price Range of Common Stock

Our common stock began trading on the NYSE MKT under the symbol “UFAB” on July 1, 2015. Prior to that date, there was no public market for our common stock. Our IPO was priced at $9.50 per share on July 1, 2015. The following table sets for the periods indicated the high and low closing sales price per share of our common stock as reported on the NYSE MKT:

Fiscal Year 2016:	High	Low
Period from January 4, 2016 through April 3, 2016	$12.75	$9.03
Period from April 4, 2016 through July 3, 2016	$14.04	$12.20
Period from July 4, 2016 through October 2, 2016	$13.94	$11.83
Period from October 3, 2016 through January 1, 2017	$15.25	$11.85

Fiscal Year 2015:	High	Low
Period from July 1, 2015 through October 4, 2015	$14.30	$10.64
Period from October 5, 2015 through January 3, 2016	$12.95	$11.15

Number of Stockholders

As of March 2, 2017 there were 34 holders of record of the Company's common stock. Due to the fact that many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We paid a dividend of $0.15 per share in each quarter of 2016 and in 2015 in the fiscal quarters ended October 4, 2015 and January 3, 2016. In addition, on February 16, 2017 the board of directors declared a quarterly cash dividend of $0.15 per common share with respect to the first quarter of 2017. The dividend will be payable on March 7, 2017 to stockholders of record at the close of business on February 28, 2017. Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity, and capital requirements. Our senior secured credit facility contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.

Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders (1)	945,000	$6.76	221,000
Equity compensation plans not approved by security holders	—	$—	—

(1) Includes options approved under the 2013 Stock Incentive Plan and 2014 Omnibus Performance Award Plan that were granted to employees of the Company and the board of directors and were registered on Form S-8 (333-206140) on August 6, 2015. Also includes additional shares under the 2014 Omnibus Performance Award Plan that were registered on Form S-8 (333-212193) on June 23, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Our policy is that fiscal years end on the Sunday closest to December 31. The consolidated statements of operations data and cash flows for the years ended January 1, 2017 and January 3, 2016 and the consolidated balance sheet data as of January 1, 2017 and January 3, 2016 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales	$170,463	$143,309
Cost of Sales	130,919	109,488
Gross Profit	39,544	33,821
Selling, General, and Administrative Expenses	27,524	23,372
Restructuring Expenses	35	374
Operating Income	11,985	10,075
Non-operating Income (Expense)
Other income	92	23
Interest expense	(2,135)	(2,755)
Total non-operating expense	(2,043)	(2,732)
Income – Before income taxes	9,942	7,343
Income Tax Expense	3,258	2,314
Net Income	$6,684	$5,029
Net Income per share
Basic	$0.69	$0.62
Diluted	$0.68	$0.60
Cash dividends declared per share	$0.60	$0.30
Weighted Average Shares Outstanding
Basic	9,678	8,174
Diluted	9,896	8,427
Statement of Cash Flow Data
Cash flow provided by (used in):
Operating Activities	$7,761	$5,081
Investing Activities	(21,993)	(15,439)
Financing Activities	14,210	10,329
Other Financial Data
Adjusted EBITDA (1)	$18,991	$15,590

(1) See details concerning Adjusted EBITDA, which is a non-GAAP measure, including the definition and calculation of amounts presented here in this document in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	As of January 1, 2017	As of January 3, 2016
	(in thousands)
Selected Balance Sheet Data:
Working capital(1)	$26,758	$23,047
Net property, plant and equipment (2)	21,198	18,761
Total assets	122,537	99,729
Total debt (3)	50,611	31,021
Total stockholders' equity	50,059	48,013

(1) Represents current assets less current liabilities
(2) Excludes assets held for sale of $2,033 as of January 3, 2016.
(3) Amount is net of debt issuance costs which are further discussed in note 1 to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements for the fifty-two weeks ended January 1, 2017 and January 3, 2016 included in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in other sections of this Annual Report on Form 10-K, particularly in “Business,” “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

Basis of Presentation

The Company’s policy is that fiscal years end on the Sunday closest to the end of the calendar year end. Our 2016 fiscal year ended on January 1, 2017 and our 2015 year ended on January 3, 2016. The Company’s operations are classified in one reportable business segment. Although we have expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

We will remain an “emerging growth company” for up to five years from our initial public offering, or until the earliest to occur of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1.0 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

Unique’s markets served are the North America automotive and heavy duty truck, as well as the appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this Annual Report on Form 10-K as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Bryan, Ohio, Port Huron, Michigan, Monterrey, Mexico,Queretaro, Mexico and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

Unique derives the majority of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced from a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding, and fusion molding. We believe Unique has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air noise and water intrusion, and by providing sound absorption and blocking, Unique’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life.

We primarily operate within the highly competitive and cyclical automotive parts industry. Over the past several years the industry has experienced consistent growth as it recovered from the recession of 2009. Many sectors of the supply chain are operating near capacity. Over the same period we have grown our core automotive parts business at a faster rate than the industry as a whole, indicating we are taking market share from competitors and increasing our content per vehicle on the programs we supply. We expect this trend to continue.

Recent Developments

Dividend Declaration

On February 16, 2017, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on March 7, 2017 to shareholders of record at the close of business on February 28, 2017.

Acquisition of Intasco

On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary of Unique Fabricating, Inc., (the “Company”) acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21.03 million, net of cash acquired, with a portion being held in escrow to fund the obligations of Intasco Corporation and its stockholders to indemnify Unique against certain claims, losses and liabilities. . On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The shares issued were “restricted shares” issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. The cash purchase price was paid with borrowings under a new credit facility which replaced the Company's existing facility.

Intasco is a material converter of pressure sensitive products such as film, label stock, foams and adhesives primarily provided to the automotive industry in the United States and Canada. Intasco specializes in interior and exterior attachment tape systems. This acquisition significantly broadens the Company's solution offerings, production capabilities, and potentially expands its reach into new markets.

New Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent for the other lenders, entered into a Credit Agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million (the “New Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal amount Term Loan (the “CA Term Loan”) to the CA

Borrower. In conjunction with the acquisition of Intasco, the Company's old senior credit facility, consisting of a term loan and a revolving line of credit, was repaid and terminated. On the date of termination of the old senior credit facility, $15.40 million outstanding principal amount was repaid on the term loan, and $17.30 million outstanding was repaid on the revolving line of credit.

Initial Public Offering

On July 7, 2015, we completed our initial public offering (the “IPO”) of 2,702,500 shares of common stock at a price to the public of $9.50 per share, including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, we received net IPO proceeds of approximately $22.2 million. We used part of these proceeds to repay the $13.1 million principal amount of our 16% senior subordinated note together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolving line of credit portion of our senior secured credit facility. Amounts paid to reduce borrowings under the facility were available to be re-borrowed, subject to compliance with the terms of the facility. We also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the initial public offering price of $9.50 per share, and may be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO.

Acquisition of Great Lakes

On August 31, 2015, the Company acquired the business and substantially all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”), a Michigan based polyurethane manufacturer, for total net cash consideration of $11.95 million, with a portion being held in escrow to fund the obligations of Great Lakes and for its stockholders to indemnify Unique against certain claims, losses and liabilities.

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

The Company's decision resulted from the tight labor market in Murfreesboro and the struggle to staff production levels to meet the ongoing growth strategy for the products manufactured at the plant. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as the closing did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company provided employees severance pay, health benefits continuation and job search assistance. The Company incurred approximately $0.1 million in one-time employee termination costs and $0.3 million in other costs related to the closure, which primarily consists of moving existing production equipment from Murfreesboro to other Company facilities. The expenses were recorded to the restructuring expense line in continuing operations in the Company's statement of operations.The building qualified as held for sale, and was presented properly as such in the consolidated balance sheet as a current asset. On October 31, 2016, the Company sold the building and received net proceeds from the sale of $2.18 million resulting in a gain on the sale of $0.15 million.

Comparison of Results of Operations for the Fifty-Two Weeks Ended January 1, 2017 and the Fifty-Two Weeks Ended January 3, 2016

On April 29, 2016, the Canadian Buyer, a newly formed subsidiary of the Company acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21.03 million, net of cash acquired, at closing, with a portion being held in escrow to fund the obligations of Intasco Corporation and its stockholders to indemnify Unique against certain claims, losses and liabilities. On the same date, the US Buyer, an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The purchase price was paid with borrowings under a New Credit Facility which replaced the Company's existing facility. For the fifty-two weeks ended January 1, 2017, our financial results include the transaction related expenses from the acquisition and the results of operations of the Intasco business from Apri1 29, 2016 through January 1, 2017.

On August 31, 2015, the Company acquired the business and substantially all of the assets of Great Lakes for a cash purchase price of $11.82 million. Following the closing, we made a payment to the seller of $0.13 million as a result of post-closing calculation of net working capital. For the fifty-two weeks ended January 1, 2017 our financial results include the results of operations of the Great Lakes business for the entire period and for the fifty-two weeks ended January 3, 2016, our financial results include the transaction related expenses from the acquisition and the results of operations of the Great Lakes business from August 31, 2015 through January 3, 2016.

Fifty-Two Weeks Ended January 1, 2017 and Fifty-Two Weeks Ended January 3, 2016

Net Sales

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands)
Net sales	$170,463	$143,309

Net sales for the fifty-two weeks ended January 1, 2017 were approximately $170.46 million compared to $143.31 million for the fifty-two weeks ended January 3, 2016. The increase in net sales for the fifty-two weeks ended January 1, 2017 is attributable to our increased market penetration and content per vehicle and new product introductions, including approximately eight months of sales from the Intasco acquisition that occurred on April 29, 2016 included in the results for the fifty-two weeks ended January 1, 2017, and a full year of sales for the fifty-two weeks ended January 1, 2017, compared to eighteen weeks in the fifty-two weeks ended January 3, 2016, from the Great Lakes acquisition that occurred on August 31, 2015.

Cost of Sales

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands)
Materials	$86,893	$73,682
Direct labor and benefits	25,556	20,858
Manufacturing overhead	16,895	13,731
Sub-total	129,344	108,271
Depreciation	1,575	1,217
Cost of sales	130,919	109,488
Gross Profit	$39,544	$33,822

Cost of Sales as a Percent of Net Sales

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Materials	51.0%	51.4%
Direct labor and benefits	15.0%	14.6%
Manufacturing overhead	9.9%	9.6%
Sub-total	75.9%	75.6%
Depreciation	0.9%	0.8%
Cost of Sales	76.8%	76.4%
Gross Profit	23.2%	23.6%

Cost of sales as a percentage of net sales for the fifty-two weeks ended January 1, 2017 increased to 75.9% from 75.6% for the fifty-two weeks ended January 3, 2016. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits and manufacturing overhead as a percentage of net sales, partially offset by lower material costs as a percentage of net sales. Material costs as a percentage of net sales decreased to 51.0% for the fifty-two weeks ended January 1, 2017 from 51.4% for the fifty-two weeks ended January 3, 2016. Material costs for the fifty-two weeks ended January 1, 2017 as a percentage of net sales were lower compared to the fifty-two weeks ended January 3, 2016 primarily due to favorable product mix. Direct labor and benefit costs as a percentage of net sales was 15.0% for the fifty-two weeks ended January 1, 2017 compared to 14.6% for the fifty-two weeks ended January 3, 2016. Labor and benefit costs as a percentage of net sales in the fifty-two weeks ended January 1, 2017 were higher due to an increase in health insurance claims paid under our self-insured benefit plans, as well as an increase in direct and temporary labor hours as a result of a change in product mix, and the addition of manufacturing capabilities to some of our existing facilities. Manufacturing overhead costs as a percentage of net sales were 9.9% for the fifty-two weeks ended January 1, 2017 compared 9.6% for the fifty-two weeks ended January 3, 2016. Manufacturing overhead as a percentage of net sales in the fifty-two weeks ended January 1, 2017 were higher due primarily to higher rent costs as we added capacity in order to meet expected future demand, and increased indirect labor costs as we upgraded our staff. Depreciation costs as a percentage of net sales in the fifty-two weeks ended January 1, 2017 were also slightly higher than last year as we added machine capacity, again to meet expected future demand, and to increase capabilities in certain of our facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the fifty-two weeks ended January 1, 2017 decreased to 23.2% from 23.6% for the fifty-two weeks ended January 3, 2016.

Selling, General and Administrative Expenses (“SG&A”)

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$22,730	$20,264
Transaction expenses	867	422
Subtotal	23,597	20,686
Depreciation and amortization	3,927	2,686
SG&A	$27,524	$23,372
SG&A as a % of net sales	16.1%	16.3%

SG&A as a percentage of net sales for the fifty-two weeks ended January 1, 2017 decreased to 16.1% from 16.3% for the fifty-two weeks ended January 3, 2016. The decrease is primarily related to the Company effectively leveraging its cost structure as fixed costs in SG&A represent a lower percentage of overall net sales in the fifty-two weeks ended January 1, 2017 compared to the fifty-two weeks ended January 3, 2016. This decrease was partially offset by higher transaction costs related to the Intasco acquisition in April of 2016, as well as by an increase in health insurance claims paid under our self-insured benefit plans.

Restructuring Expenses

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands)
Restructuring expenses	$35	$374

Restructuring expenses for the fifty-two weeks ended January 1, 2017 were $0.04 million compared to $0.38 million for the fifty-two weeks ended January 3, 2016. The restructuring expenses were all related to the closure of the Murfreesboro facility which was announced in October 2015 and most expenses were incurred in the fifty-two weeks ended January 3, 2016.

Operating Income

As a result of the foregoing factors, operating income for the fifty-two weeks ended January 1, 2017 was $11.98 million compared to operating income of $10.08 million for the fifty-two weeks ended January 3, 2016.

Non-Operating Expense

Non-operating expense for the fifty-two weeks ended January 1, 2017 was $2.04 million compared to $2.73 million for the fifty-two weeks ended January 3, 2016. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $2.13 million for the fifty-two weeks ended January 1, 2017, compared to $2.76 million for the fifty-two weeks ended January 3, 2016. The decline in interest expense was primarily due to the retirement of our 16% subordinated debt with the proceeds of our IPO in July of 2015, offset by higher interest expense due to the refinancing of our debt as part of the Intasco acquisition on April 29, 2016. Borrowings to finance the acquisition resulted in a higher principal balance in our outstanding debt in the fifty-two weeks ended January 1, 2017, as well as higher interest rates.

Income before Income Taxes

As a result of the foregoing factors, income before income taxes for the fifty-two weeks ended January 1, 2017 was $9.94 million, compared to $7.34 million for the fifty-two weeks ended January 3, 2016.

Income Tax Provision

For the fifty-two weeks ended January 1, 2017, income tax expense was $3.26 million, and the effective income tax rate was 32.8%. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, in the U.S. which provided a $0.17 million income tax benefit and reduced our effective tax rate by 1.7%. During the fifty-two weeks ended January 3, 2016, income tax expense was $2.31 million, and the effective income tax rate was 31.5%. The difference between the actual effective rate and the statutory rate was also a result of DPAD in the U.S., which provided a $0.20 million income tax benefit and reduced our effective tax rate by 2.7%. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of January 1, 2017. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the fifty-two weeks ended January 1, 2017 was $6.68 million compared to $5.03 million during the fifty-two weeks ended January 3, 2016.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, the financial covenants in our new credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-cash stock awards, non-recurring integration expense, non-cash stock award, non-recurring step-up of inventory basis to fair market value, non-recurring IPO costs, transaction fees related to our acquisitions, restructuring expenses, and one-time gain on the sale of the Murfreesboro building. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

Fifty-Two Weeks Ended January 1, 2017 and Fifty-Two Weeks Ended January 3, 2016

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands)
Net income	$6,684	$5,029
Plus: Interest expense, net	2,135	2,755
Plus: Income tax expense	3,258	2,314
Plus: Depreciation and amortization	5,502	3,903
Plus: Non-cash stock award	166	206
Plus: Non-recurring integration expenses	173	87
Plus: Non-recurring step-up of inventory basis to fair market value	318	146
Plus: Non-recurring IPO costs	—	230
Plus: Transaction fees	867	546
Plus: Restructuring expenses	35	374
Less: Gain on sale of building	(147)	—
Adjusted EBITDA	$18,991	$15,590

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our New Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of January 1, 2017 and January 3, 2016, we had a cash balance of $0.71 million and $0.73 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of January 1, 2017 and January 3, 2016, we had $9.42 million and $10.11 million, respectively, available for borrowing under our current credit facility and our old credit facility, respectively, subject, in each case, to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants under such facilities. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty-two weeks.

Subsequent to the closing of our IPO, we used proceeds remaining after paying the 16% senior subordinated note to temporarily reduce the outstanding balance on our then revolving line of credit. We then financed the acquisition of Great Lakes on August 31, 2015 with borrowings under our then revolving line of credit. We also financed the acquisition of Intasco on April 29, 2016, with borrowings under our $62.00 million New Credit Agreement.

In 2017, we plan to spend approximately $5.3 million in capital expenditures, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and planned capital expenditures, we may elect to pursue additional growth opportunities that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities could be materially adversely affected.

Dividends

Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements. Our New Credit Agreement contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.

The following table presents cash flow data for the periods indicated.

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$7,761	$5,081
Investing activities	(21,993)	(15,439)
Financing activities	14,210	10,329

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization; amortization of debt issuance costs; gain or loss on sale of assets; gain or loss on derivative instruments; bad debt expense or recoveries; stock option expense; extinguishment of debt; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, accounts payable and accrued interest.

During the fifty-two weeks ended January 1, 2017, net cash provided by operating activities was $7.76 million, compared to cash provided by operating activities of $5.08 million for the fifty-two weeks ended January 3, 2016.

Net cash provided by operating activities for the fifty-two weeks ended January 1, 2017 was mainly impacted by an increase in net income to $6.68 million resulting from the expansion of our operations through the acquisition of Intasco and the inclusion of Great Lakes operations for the entire fiscal year and by decreases in inventory, as we sold inventory built up at the end of 2015.

The net cash provided by operating activities for the fifty-two weeks ended January 3, 2016 was mainly impacted by net income of $5.03 million.

Investing Activities

Cash used in investing activities consists principally of business acquisitions and purchases of property, plant and equipment.

In the fifty-two weeks ended January 1, 2017, we acquired Intasco for a purchase price, net of cash acquired, of $21.03 million. We also made capital expenditures of $3.36 million during 2016. These outflows were partially offset by the $2.18 million we received from the sale of the Murfreesboro building in October 2016.

In the fifty-two weeks ended January 3, 2016, we paid $11.82 million in cash to acquire the Great Lakes business. During the period, we also made capital expenditures of $3.57 million during 2015, of which $1.84 million was related to the construction of a new facility in Georgia.

Financing Activities

Cash flows provided by financing activities consisted primarily of borrowings and payments under our new and old senior credit facility, payment of debt issuance costs, proceeds from the sale of stock, the repayment of our 16% subordinated debt assumed through refinancing proceeds received from our IPO, payment of IPO costs, and distribution of cash dividends.

In the fifty-two weeks ended January 1, 2017, we had inflows of $14.21 million primarily due to $32.00 million of gross proceeds from borrowings under our term loans under our new senior credit facility, and $5.69 million net proceeds from borrowings under our line of credit under our new senior credit facility. These inflows were partially offset by $15.38 million used to retire the principal amount of our term loan under our old senior credit facility and $5.81 million for payments of cash dividends.

As of January 1, 2017, $20.48 million was outstanding under the new revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to a borrowing base which is reduced to the extent of letters of credit issued under the new senior credit facility. As of January 1, 2017, the maximum additional available borrowings under the new revolving credit facility was $9.42 million. Amounts repaid under the new revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the fifty-two weeks ended January 3, 2016, we had inflows of $10.47 million primarily due to $25.67 million of gross proceeds we received in the IPO, as well as $5.83 million of net proceeds from borrowings under our old revolving credit facility. These amounts were partially offset by $15.15 million of payments on debt, including $13.1 million paid to retire our 16% senior subordinated note from proceeds received from the IPO. Other outflows included $3.45 million due to expenses for the completed IPO, $0.75 million for post acquisition payments we made in regards to the 2013 Unique Fabricating acquisition, and outflows of $2.88 million on payments of cash dividends.

New Credit Agreement

On April 29, 2016, the US Borrower and the CA Borrower and Citizens, acting as lender and Administrative Agent for the other lenders, entered into the New Credit Agreement providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million to the US Borrower, a $17.00 million principal amount term loan to the US Borrower, and a $15.00 million principal term loan to the CA Borrower. Initial borrowings were used to finance the acquisition of Intasco, including working capital adjustments and amounts paid into escrow, plus to repay the Company’s existing senior credit facility, which was terminated.

The New Revolver, US Term Loan, and CA Term Loan all mature on April 29, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate on all of our borrowings under the New Credit Agreement as of January 1, 2017 was 4.26%.

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

We are permitted to prepay in part or in full the amounts due under the New Credit Agreement without penalty, provided that with respect to prepayment of the New Revolver at least $0.10 million remains outstanding. Our obligations under the New Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the US Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the New Revolver and US Term Loan and CA Term Loan will increase by 3.0% per annum plus the then applicable rate. The New Credit Agreement requires that we repay both the US Term Loan and CA Term Loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 1, 2017 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of such year is less than 2:00 to 1:00. Additionally, the US Term Loan and CA Term Loan contains a clause, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and certain performance thresholds are not met. The Company entered into an amendment to allow for the sale by the US Borrower and its domestic subsidiaries of accounts receivable, pursuant to agreements in form and content satisfactory to the Administrative Agent, in an aggregate amount of not more than $3,000,000 in any calendar month. To date, we have not sold any receivables and there are currently no plans to do so.

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

Effective June 30, 2016, as required under the New Credit Agreement, the Company purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap requires the Company to pay a fixed rate of 1.055% per annum, while receiving a variable rate of one-month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date began at $16.68 million and decreases by $0.32 million each quarter until June 30, 2017, when it then begins decreasing by $0.43 million per quarter until June 29, 2018, when it begins decreasing by $0.53 million until it expires on June 28, 2019. The interest rate swap is recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. Please note 7 for further information.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of January 1, 2017, we were in compliance with all loan covenants.

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

The New Credit Agreement contains customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and saleleaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses, or the merger or consolidation with or into another entity; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9) payment or amendment of subordinated debt and organizational documents; and (10) maximum capital expenditures. The New Credit Agreement prohibits the payment of any dividend, redemption or other payment or distribution by the Borrowers other than distributions to the US Borrower by its subsidiaries, unless after giving effect to the dividend or other distribution, the post distribution DSCR, as defined, is greater than 1.1 to 1.0, and Borrowers remain in compliance with the other financial covenants.

Old Senior Credit Facility

Until April 29, 2016, we maintained a senior credit facility with Citizens Bank, National Association pursuant to which we could borrow up to $25.00 million under a revolving line of credit and up to $20.00 million under a term loan. The borrower under the facility was Unique Fabricating NA, Inc., and borrowings were guaranteed by the Company and each of our subsidiaries. The term loan bore interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5% per annum. The term loan would have matured in December 2017. The revolver bore interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. The half percent range per annum on the term loan and revolver was determined quarterly based on the senior leverage ratio. We were permitted to prepay in part or in full amounts due under the senior credit facility without penalty.The senior credit facility required that we repay term loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 3, 2016 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of each year is less than 2:00 to 1:00.

On April 29, 2016, in conjunction with the acquisition of Intasco, the old senior credit facility was repaid and terminated and replaced with a new senior credit facility which is described above. On the date of termination of the old senior credit facility, $15.38 million outstanding was repaid on the term loan, and $17.26 million outstanding was repaid on the revolver.

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

Contractual Obligations and Commitments

The following table summarizes our future minimum payments under contractual commitments as of January 1, 2017:

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,347	$2,083	$3,243	$1,003	$18
Long-term debt (1)	51,183	2,405	7,300	41,478	—
Management services agreement (2)	1,125	225	450	450	—
(1) Excludes interest expense. The Company did not include interest expense as the majority of debt the Company has, as discussed in note 6, is based on variable interest rates. The Company cannot predict future interest expense amounts, but firmly believes it will have adequate cash to meet required interest related obligations.
(2) Assumes the extension of the management services agreement which currently terminates in 2018. Amounts do no include additional payments that may be earned in connection with transactions.

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
If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a measurement and comparison of the fair value of goodwill with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company has determined that it operates as a single reporting unit.

The determination of the fair value of the reporting unit and corresponding goodwill require us to make significant judgments and estimates. These assumptions require significant judgment and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially affect our conclusions on this matter. Currently, the reporting unit is not at risk of impairment.

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

Interest Rate Fluctuation Risk

Our borrowings under our New Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a new interest rate swap with a notional amount initially of $16.68 million, which decreases by $0.32 million each quarter until June 30, 2017, when it begins decreasing by $0.43 million each quarter until June 29, 2018, when it then begins decreasing by $0.53 million per quarter until the swap terminates on June 28, 2019. The interest rate swap requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one month LIBOR rate for a net monthly settlement based on the notional amount in effect. The new swap terminated the old swap that we entered into on January 17, 2014 under our old senior credit facility. See Note 7 of notes to our consolidated financial statements for further information. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Foreign Currency Risk

Our functional currency is the U.S. dollar. To date, substantially all of our net sales and operating expenses have been denominated in U.S. dollars, therefore we are not currently subject to significant foreign currency risk. However, if our international operations continue to grow, our risks associated with fluctuation in currency rates may become greater. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. We intend to continue to assess our approach to managing this potential risk. We do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our consolidated financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements. However, in order to mitigate some of the risk that we do have with regard to foreign currency, effective June 29, 2016 we entered into a 1 year foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent US dollar notional amount of $3.30 million and expires on June 30, 2017. See Note 7 to our consolidated financial statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Unique Fabricating, Inc.

We have audited the accompanying consolidated balance sheet of Unique Fabricating, Inc. and subsidiaries (the “Company”) as of January 1, 2017 and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two week period ended January 1, 2017. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unique Fabricating, Inc. and subsidiaries as of January 1, 2017, and the results of their operations and their cash flows for the fifty-two week period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Detroit, Michigan
March 9, 2017

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

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 9, 2016

UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	January 1, 2017	January 3, 2016
Assets
Current Assets
Cash and cash equivalents	$705,535	$726,898
Accounts receivable – net	26,887,945	20,480,186
Inventory – net	16,731,608	14,585,611
Prepaid expenses and other current assets:
Prepaid expenses and other	2,087,069	1,494,697
Refundable taxes	783,139	55,477
Deferred tax asset	—	1,063,721
Assets held for sale	—	2,033,327
Total current assets	47,195,296	40,439,917
Property, Plant, and Equipment – Net	21,197,922	18,761,178
Goodwill	28,871,179	19,213,958
Intangible Assets	23,758,342	20,139,213
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	266,369	120,742
Deferred tax asset	193,577	—
Total assets	$122,536,805	$99,729,128
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$13,451,816	$11,430,662
Current maturities of long-term debt	2,405,446	2,519,069
Income taxes payable	610,825	—
Accrued compensation	2,734,155	2,283,833
Other accrued liabilities	1,065,740	1,159,028
Other liabilities	168,880	—
Total current liabilities	20,436,862	17,392,592
Long-term debt – net of current portion	28,029,041	13,906,993
Line of credit	20,176,058	14,595,093
Other long-term liabilities
Deferred tax liability	3,836,281	5,774,452
Other liabilities	—	46,874
Total liabilities	72,478,242	51,716,004
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,719,772 and 9,591,860 issued and outstanding at January 1, 2017 and January 3, 2016, respectively	9,720	9,592
Additional paid-in-capital	45,525,237	44,352,188
Retained earnings	4,523,606	3,651,344
Total stockholders’ equity	50,058,563	48,013,124
Total liabilities and stockholders’ equity	$122,536,805	$99,729,128

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Net Sales	$170,462,953	$143,309,634
Cost of Sales	130,918,486	109,488,101
Gross Profit	39,544,467	33,821,533
Selling, General, and Administrative Expenses	27,524,453	23,372,201
Restructuring Expenses	35,054	374,230
Operating Income	11,984,960	10,075,102
Non-operating Income (Expense)
Investment income	—	230
Other income	91,755	23,021
Interest expense	(2,134,976)	(2,755,091)
Total non-operating expense	(2,043,221)	(2,731,840)
Income – Before income taxes	9,941,739	7,343,262
Income Tax Expense	3,257,619	2,314,324
Net Income	$6,684,120	$5,028,938
Net Income per share
Basic	$0.69	$0.62
Diluted	$0.68	$0.60
Cash dividends declared per share	$0.60	$0.30

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 4, 2015	4,324,599	$4,325	$13,723,456	$2,864,154	$16,591,935
Net income	—	—	—	5,028,938	5,028,938
Stock option expense	—	—	205,845	—	205,845
Reduction for accretion on redeemable stock	—	—	—	(1,364,031)	(1,364,031)
Reclass of redeemable common stock to common stock and additional paid-in capital	2,415,399	2,415	7,807,592	—	7,810,007
Exercise of warrants and options for common stock	149,362	149	396,922	—	397,071
Issuance of common stock pursuant to an initial public offering	2,702,500	2,703	25,671,047	—	25,673,750
Common stock initial public offering issuance costs and underwriter fees	—	—	(3,452,674)	—	(3,452,674)
Cash dividends paid	—	—	—	(2,877,717)	(2,877,717)
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	6,684,120	6,684,120
Stock option expense	—	—	166,476	—	166,476
Exercise of warrants and options for common stock	57,115	57	115,918	—	115,975
Common stock issued for purchase of Intasco USA, Inc.	70,797	71	890,655	—	890,726
Cash dividends paid	—	—	—	(5,811,858)	(5,811,858)
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Cash Flows

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Cash Flows from Operating Activities
Net income	$6,684,120	$5,028,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,501,674	3,903,429
Amortization of debt issuance costs	127,556	269,629
(Gain) loss on sale of assets	(126,631)	48,135
Loss on extinguishment of debt	60,202	386,552
Bad debt adjustment	(274,364)	(36,811)
Loss (gain) on derivative instruments	22,193	(39,638)
Stock option expense	166,476	205,845
Deferred income taxes	(1,165,649)	(496,427)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(3,987,313)	(694,902)
Inventory	339,784	(2,981,751)
Prepaid expenses and other assets	(1,291,654)	6,005
Accounts payable	1,329,599	(158,202)
Accrued and other liabilities	375,280	(359,982)
Net cash provided by operating activities	7,761,273	5,080,820
Cash Flows from Investing Activities
Purchases of property and equipment	(3,362,014)	(3,565,578)
Proceeds from sale of property and equipment	2,187,366	73,847
Acquisition of Intasco, net of cash acquired	(21,030,795)	—
Working capital adjustment from acquisition of Intasco	212,823	—
Acquisition of Great Lakes Foam Technologies, Inc., net of cash	—	(11,819,991)
Working capital adjustment from acquisition of Great Lakes Foam Technologies, Inc.	—	(127,401)
Net cash used in investing activities	(21,992,620)	(15,439,123)
Cash Flows from Financing Activities
Net change in bank overdraft	548,892	660,447
Proceeds from debt	32,000,000	—
Payments on term loans	(2,444,071)	(15,151,028)
Proceeds from revolving credit facilities	5,690,487	5,834,326
Debt issuance costs	(514,441)	—
Pay-off of old senior credit facility term debt	(15,375,000)	—
Post acquisition payments for Unique Fabricating	—	(755,018)
Proceeds from the issuance of common stock pursuant to initial public offering	—	25,673,750
Payment of initial public offering costs	—	(3,452,674)
Proceeds from exercise of stock options and warrants	115,975	397,071
Distribution of cash dividends	(5,811,858)	(2,877,717)
Net cash provided by financing activities	14,209,984	10,329,157
Net Decrease in Cash and Cash Equivalents	(21,363)	(29,146)
Cash and Cash Equivalents – Beginning of period	726,898	756,044
Cash and Cash Equivalents – End of period	$705,535	$726,898

Supplemental Disclosure of Cash Flow Information – Cash paid for
Interest	$1,552,619	$2,588,894
Income taxes	$3,750,845	$2,619,977
Supplemental Disclosure of Cash Flow Information – Non cash investing and financing activities for
Common stock issued for purchase of Intasco USA, Inc.	$890,726	$—
Accretion on redeemable common stock	$—	$1,364,031

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business — UFI Acquisition, Inc. (“UFI”), a Delaware corporation, was formed on January 14, 2013, for the purpose of acquiring Unique Fabricating, Inc. and its subsidiaries (“Unique Fabricating”) (collectively, the “Company” or “Unique”) on March 18, 2013. The Company operates as one operating and reporting segment to fabricate and broker foam and rubber products, which are primarily sold to original equipment manufacturers (“OEMs”) and tiered suppliers in the automotive, appliance, water heater and heating, ventilation and air conditioning (“HVAC”) industries. In September 2014, UFI changed its name to Unique Fabricating, Inc. which is now the parent company of the consolidated group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ( “U.S. GAAP”). The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation —The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

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

Fiscal Years — The Company’s year-end periods end on the Sunday closest to the end of the calendar year-end period. The 52-week fiscal year periods for 2016 and 2015 ended on January 1, 2017 and January 3, 2016, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $655,312 and $734,230 at January 1, 2017 and January 3, 2016, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016, respectively.

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

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016, respectively.

Goodwill — Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a two-step process is used. The first step requires estimating the fair value of each reporting unit compared to its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value then goodwill is deemed impaired and is written down to its implied fair value. The Company has one reporting unit for goodwill testing purposes.

There were no impairment charges recognized during the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016, respectively.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported netted against the related debt instrument. Amounts paid to or on behalf of lenders are presented as debt discount, as a reduction of the noted debt instrument. Debt issuance costs on term debt are amortized using the straight lines basis over the term of the related debt (which is immaterially different from the required effective interest method) while those related to revolving debt are amortized using a straight line basis over the term of the related debt.

At January 1, 2017 and January 3, 2016, debt issuance costs were $301,620 and $192,098, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $270,959 and $98,452, respectively. On April 29, 2016 the Company refinanced its existing term loan and revolving debt facility with new term loans and a new revolving debt facility which are further described in Note 6. The Company reviewed this refinancing for extinguishment accounting and concluded that $60,202 of the $160,111 remaining issuance costs not amortized on the old revolving debt facility qualified for extinguishment and were recognized as a loss on extinguishment immediately. The remaining $99,909 of unamortized issuance costs not extinguished on the old revolving debt facility and all of the $92,508 of remaining unamortized debt discounts on the old term loan did not meet extinguishment accounting and were therefore carried forward to the new revolving debt facility and term loans.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $127,556 for the 52 weeks ended January 1, 2017 and $269,629 for the 52 weeks ended January 3, 2016, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Cost basis investments acquired as part of a business combination are recorded at estimated fair value at the time of the business combination. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. Dividend income of $0 and $0 was recognized for the 52 weeks ended January 1, 2017 and the 52 weeks ended January 3, 2016, respectively. No impairment loss was recognized for the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheet. Accounts payable included $2,938,750 and $2,403,498 of checks issued in excess of available cash balances at January 1, 2017 and January 3, 2016, respectively.

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

The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of January 1, 2017 and January 3, 2016. The Company files income tax returns in the United States, Mexico, and Canada as well as various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2015 in the United States and before 2011 in Mexico. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 52 weeks ended January 1, 2017 and January 3, 2016, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), and Ford Motor Company (“Ford”) as a percentage of total net sales were: 15, 11, and 12 percent, respectively, during the 52 weeks ended January 1, 2017; and 15, 15, and 15 percent, respectively, during the 52 weeks ended January 3, 2016. No Tier 1 suppliers represented more than 10 percent of direct Company sales for any period noted above. GM accounted for 12 percent of direct accounts receivable as of January 1, 2017. No suppliers accounted for more than 10 percent of direct accounts receivable as of January 3, 2016.

Labor Markets — At January 1, 2017, of the Company’s hourly plant employees working in the United States manufacturing facilities, 28 percent were covered under a collective bargaining agreement which expires in August 2019 while another 6 percent were covered under a separate agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At January 1, 2017, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2016 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016, 12, and 12 percent, respectively, of the Company’s production occurred in Mexico. During the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016, 6, and 0 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 12, 8, and 1 percent, respectively during the 52 weeks ended January 1, 2017, and 13, 4, and 1 percent, respectively, during the 52 weeks ended January 3, 2016, of the Company’s total sales.

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

Recently Issued Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Previously, such costs were required to be presented as a non-current asset in an entity's balance sheet and amortized into interest expense over the term of the related debt instrument. The changes implemented by the ASU require that debt issuance costs be presented in the entity's balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged per the ASU. The Company adopted this ASU during 2016 and applied this change to the current and prior periods in the financial statements for comparison purposes. Debt issuance costs are no longer disclosed separately by the Company in the balance sheet and are now shown as a direct deduction from the carrying value of the related debt liability.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition and establishes a broad principle that would

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU requires an entity to measure inventory at the lower of cost and net realizable value, simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2016, and is to be applied prospectively with early adoption permitted. The Company has adopted this ASU and it did not have any impact to its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Currently, deferred income tax liabilities and assets are required to be separated into current and noncurrent amounts in an entity's balance sheet. The changes implemented by the ASU require that all deferred income tax liabilities and assets are to be classified as noncurrent on the balance sheet. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU during the first quarter of 2016 and applied the change to only these 2016 periods in the consolidated financial statements as the 2015 periods were not retrospectively adjusted. Deferred taxes are now shown as non-current by the Company in the consolidated balance sheet.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting(ASU 2016-09), to simplify the accounting for share-based payment transactions. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company early adopted this ASU during 2016 and applied the change to the 2016 and 2015 periods in the consolidated financial statements. Excess tax benefits are no longer disclosed in the consolidated statements of cash flows as a result of this early adoption and are also recognized as income tax expense in the income statement. The Company adopted the provisions related to forfeitures as well to record actual forfeitures as they occur, and the impact on our condensed consolidated balance sheet as of January 1, 2017 was immaterial.

In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual or interim reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact that implementation of this standard will have on its consolidated financial statements.

Note 2 — Business Combinations

2016

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary of the Company, acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21,049,045, in cash at closing. On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc. a United States based tape manufacturer, for a purchase price of $890,726 paid by the issuance of 70,797 shares of the Company's common stock. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. A portion of the purchase price is being held in escrow to fund the obligations of Intasco Corporation and Intasco USA, Inc., (together “Intasco”) and a related party to indemnify the Canadian Buyer and US Buyer against certain claims, losses, and liabilities. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. On the date of closing, the Company paid an estimated working capital adjustment of $126,047 to Intasco, which is included in the total cash consideration paid above. During August 2016, Intasco paid the Company $212,823 for the actual final working capital adjustment. This final actual working capital settlement is included in the table below. The cash purchase price was paid with borrowings under a new senior credit facility which replaced the Company's existing facility as further described in Note 6. The Company incurred transaction costs of $852,580 related to the acquisition of Intasco. The acquisition significantly broadens the Company's solution offering, production capabilities, and potentially expands its reach into new markets.

In connection with the business combination, Intasco terminated the leases it had with an affiliated entity for its operating facilities in the United States and Canada and the Company entered into new leases with such entity for the same facilities. The terms of the Company's lease in the United States provides for a term of two years with monthly rental payments of $4,000 beginning on May 1, 2016 and $4,080 beginning on May 1, 2017. The terms of the Company's lease in Canada provides for a term of five years with monthly rental payments of $16,750 Canadian dollars beginning on May 1, 2016, $17,085 Canadian dollars beginning on May 1, 2017, and $17,427 Canadian dollars beginning on May 1, 2019.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed.

Cash	$18,250
Accounts receivable	2,146,082
Inventory	2,485,781
Other current assets	74,194
Property, plant, and equipment	861,491
Identifiable intangible assets	7,316,694
Accounts payable and accrued liabilities	(716,080)
Deferred tax liabilities	(97,622)
Total identifiable net assets	12,088,790
Goodwill	9,657,221
Total	$21,746,011

The goodwill arising from the acquisition consists largely of Intasco's reputation, trained employees, and other unique features that cannot be associated with a specific identifiable asset. Of the total amount of goodwill recognized $7,267,507 is expected to be deductible for tax purposes. The Company also recognized intangible assets as part of the acquisition which consisted of customer contracts, trade names, and unpatented technology. For further detail of the Company's intangibles please see Note 5.

The consolidated operating results for the 52 weeks ended January 1, 2017 included the operating results of Intasco from April 29, 2016. Intasco's revenue included in the accompanying statement of operations for the 52 weeks ended January 1, 2017, totaled $12,501,386, from the date of the acquisition. Intasco's net income included in the accompanying statement of operations for the 52 weeks ended January 1, 2017, totaled $131,433, from the date of acquisition.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

In connection with the business combination, Great Lakes terminated the lease it had with an affiliated entity for its operating facility and the Company entered into a new lease with that entity for the same facility. The terms of the Company's lease provide for monthly rental payments of $7,500 for five years beginning on August 31, 2015.

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

Great Lakes sales included in the accompanying consolidated statements of operations for the 52 weeks ended January 3, 2016 , totaled $3,627,337 from the date of acquisition. Great Lakes earnings included in the accompanying statement of operations for the 52 weeks ended January 3, 2016, totaled $235,359 from the date of acquisition. For the 52 weeks ended January 3, 2016, $145,655 in sales was derived from intercompany sales to the Company which were eliminated in consolidation.

The following unaudited pro forma supplementary data for the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016 gives effect to the acquisition of Intasco as if it had occurred on January 5, 2015 (the first day of the Company's 2015 fiscal year) and Great Lakes as if it had occurred on December 30, 2013 (the first day of the Company’s 2014 fiscal year), The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(Unaudited)	(Unaudited)
Net sales	$176,309,480	$167,208,908
Net income	$6,460,512	$6,505,410
Net income per common share – basic	$0.67	$0.80
Net income per common share – diluted	$0.65	$0.77

Note 3 — Inventory

Inventory consists of the following:

	January 1, 2017	January 3, 2016
Raw materials	$9,513,980	$8,048,747
Work in progress	623,504	643,207
Finished goods	6,594,124	5,893,657
Total inventory	$16,731,608	$14,585,611
Included in inventory are assets located in Mexico with a carrying amount of $2,911,926 at January 1, 2017 and $1,905,863 at January 3, 2016, and assets located in Canada with a carrying amount of $1,180,400 at January 1, 2017 and $0 at January 3, 2016.

The inventory acquired in the 2016 acquisition of Intasco included a fair value adjustment of $318,518, At January 1, 2017 $0 of this fair value adjustment remained in inventory while $318,518 was included in costs of goods sold during the 52 weeks ended January 1, 2017.

The inventory acquired in the 2015 acquisition of Great Lakes included a fair value adjustment of $146,191. At January 3, 2016, $0 of this fair value adjustment remained in inventory while $146,191 was included in cost of goods sold during the 52 weeks ended January 3, 2016.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	January 1, 2017	January 3, 2016	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,541,976	7,541,976	23 – 40
Shop equipment	13,003,025	10,291,903	7 – 10
Leasehold improvements	913,097	824,869	3 – 10
Office equipment	1,188,746	682,884	3 – 7
Mobile equipment	218,743	135,501	3
Construction in progress	1,425,090	588,343
Total cost	25,953,830	21,728,629
Accumulated depreciation	4,755,908	2,967,451
Net property, plant, and equipment	$21,197,922	$18,761,178

Depreciation expense was $1,804,110 for the 52 weeks ended January 1, 2017 and $1,379,176 for the 52 weeks ended January 3, 2016.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $1,586,472 and $637,435 at January 1, 2017 and January 3, 2016, respectively, and assets located in Canada with a carrying amount of $755,040 and $0 at January 1, 2017 and January 3, 2016, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at January 1, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$8,240,853	8.16
Trade names	4,673,044	868,866	16.43
Non-compete agreements	1,161,790	818,585	2.53
Unpatented technology	1,534,787	206,040	5.00
Total	$33,892,686	$10,134,344

Intangible assets of the Company consist of the following at January 3, 2016:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$20,948,881	$5,195,109	8.73
Trade names	4,465,322	599,734	20.00
Non-compete agreements	1,161,790	641,937	2.53
Total	$26,575,993	$6,436,780

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $3,697,564 for the 52 weeks ended January 1, 2017 and $2,524,253 for the 52 weeks ended January 3, 2016.

Estimated amortization expense is as follows:

2017	$4,121,655
2018	4,070,321
2019	3,945,264
2020	3,913,627
2021	2,455,712
Thereafter	5,251,763
Total	$23,758,342

Note 6 — Long-term Debt

Old Senior Credit Facility

The Company had a senior credit facility with a bank initially entered into on March 18, 2013, in conjunction with the acquisition of Unique Fabricating, and subsequently amended. The facility initially provided for a $12.5 million revolving line of credit (“Revolver”) and an $11.0 million term loan facility (“Term Loan”). On December 18, 2013, in conjunction with the acquisition of the business and assets of Prescotech Holdings Inc. (“PTI”), the Company entered into an amendment with its bank under this senior credit facility. The amendment increased the Revolver to $15.0 million and the Term Loan to $20.0 million. In October 2014, an additional amendment increased the Revolver to $19.5 million and the increased amount available was used to construct a second facility in LaFayette, Georgia. The total construction costs were $4.4 million which was all funded by borrowings under the Revolver. The total amount of the construction of the second facility was capitalized, including interest costs of $0.1 million, and depreciated over the useful lives of the various assets. In December 2015, an additional amendment increased the Revolver capacity to $25.0 million. On April 29, 2016, in conjunction with the acquisition of Intasco, this senior credit facility was repaid and terminated and replaced with a new senior credit facility which is described below. On the date of termination there was $15.4 million outstanding under the Term Loan and $17.3 million outstanding under the Revolver, all of which were repaid.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

As of January 3, 2016, $14,787,191 was outstanding under the Revolver. This amount was gross of debt issuance costs which are further disclosed in Note 1. Borrowings under the Revolver were subject to a borrowing base, bore interest at a rate equal to 30 day LIBOR plus a margin that ranged from 2.75 percent to 3.25 percent (an effective rate of 3.5000 percent per annum at January 3, 2016 ), and were secured by substantially all of the Company’s assets. The half percent range per annum on the Term Loan, as noted in the table below, and Revolver was determined quarterly based on the senior leverage ratio. The maximum amount available as noted was further subject to borrowing base restrictions. The Revolver was going to mature on December 18, 2017.

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

New Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as syndication agent, and other lenders, entered into a credit agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.0 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.0 million the “New Revolver”) to the US Borrower, a $17.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, and a $15.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower. At Closing, the US Term Loan and the CA Term Loan were fully funded and the US Borrower borrowed approximately $22.9 million under the New Revolver. The borrowings were used to finance the acquisition of Intasco, including working capital adjustments and amounts paid into escrow, and to repay the Company’s existing senior credit facility, which was terminated as noted above.
The New Revolver, US Term Loan, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate, plus an applicable margin ranging from 1.75 percent to 2.50 percent per annum in the case of the Base Rate and 2.75 percent to 3.50 percent per annum in the case of the LIBOR rate, in each case, based on a senior leverage ratio threshold, measured quarterly.

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

As of January 1, 2017, $20,477,678 was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 4.2550 percent per annum at January 1, 2017, and is secured by substantially all of the Company’s assets. At January 1, 2017, the maximum additional available borrowings under the New Revolver were $9,422,322, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Long term debt consists of the following:

	January 1, 2017	January 3, 2016
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.255% per annum at January 1, 2017. At January 1, 2017 the balance of the US Term Loan is presented net of a debt discount of $181,441 from costs paid to or on behalf of the lenders.	$15,862,309	$—
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.255% per annum at January 1, 2017. At January 1, 2017 the balance of the US Term Loan is presented net of a debt discount of $89,518 from costs paid to or on behalf of the lenders.	14,066,732	—
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
	—	15,901,548

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6 percent. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	5,446	24,514
Total debt excluding revolver	30,434,487	16,426,062
Less current maturities	2,405,446	2,519,069
Long-term debt – Less current maturities	$28,029,041	$13,906,993

The senior credit facility contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and a debt service coverage ratio, as defined. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries. As of January 1, 2017 and January 3, 2016, the Company was in compliance with these covenants. Additionally, the US Term Loan and CA Term Loan contains a clause, effective January 1, 2017, that requires an excess cash flow payment to be made to the lenders to reduce the US Term Loan or the CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and certain performance thresholds are not met.

Maturities on the Company’s Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years:

2017	$2,405,445
2018	3,000,000
2019	4,300,000
2020	4,000,000
2021	37,477,679
Thereafter	—
Total	51,183,124
Discounts	(270,959)
Debt issuance costs	(301,620)
Total debt – Net	$50,610,545

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 7 — Derivative Financial Instruments

Interest Rate Swap

Effective January 17, 2014, in connection with the refinancing of the senior credit facility during December 2013, the Company entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.27 percent while receiving a variable rate based on the one month LIBOR for a net monthly settlement based on the notional amount which began immediately. The notional amount began at $10,000,000 and decreased by $250,000 each quarter until March 31, 2016, when it began decreasing by $312,500 per quarter until the stated expiration on January 31, 2017. At January 3, 2016 the fair value of this old interest rate swap was ($46,874), and was included in other long-term liabilities in the consolidated balance sheet. The Company paid $0 in net monthly settlements in the 52 weeks ended January 1, 2017 and $93,627 for the 52 weeks ended January 3, 2016. Both the change in fair value and the monthly settlements are included in interest expense in the consolidated statements of operations.

Effective June 30, 2016, as required under the new credit facility entered into during April 2016 as discussed in note 6, the Company entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. This terminated the old swap entered into on January 17, 2014. The notional amount at the effective date was $16,681,250 which decreases by $318,750 each quarter until June 30, 2017, and begins decreasing by $425,000 per quarter until June 29, 2018, when it begins decreasing by $531,250 per quarter until it expires on June 28, 2019. At January 1, 2017, the fair value of this new interest rate swap was $99,813, and was included in other long-term assets in the consolidated balance sheet. The Company paid $44,624, in the aggregate, in net monthly settlements with respect to the interest rate swap for the 52 weeks ended January 1, 2017. The Company holds the swap for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statement of operations.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent USD notional amount of $3,300,000 and expires on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time will enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract is recognized in the accompanying consolidated balance sheet at its fair value and changes in its fair value are recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statement of operations. At January 1, 2017, the fair value of this new foreign currency forward contract was $(168,880), which at January 1, 2017 was included in other current liabilities in the consolidated balance sheet.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

closing does not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company reversed severance related costs which had been previously been recorded as a result of this plant closure in the amount of $(51,951) in the 52 weeks ended January 1, 2017. The amount of other costs incurred associated with this plant closure, which primarily consisted of moving existing production equipment at Murfreesboro to other facilities was $87,005 in the 52 weeks ended January 1, 2017 . The expenses were recorded to the restructuring expense line in continuing operations in the Company's consolidated statements of operations.

The Company sold the building it owned in Murfreesboro, which had a net book value of $2,033,327 on October 31, 2016, for cash proceeds of $2,175,185 resulting in a gain on the sale of $147,413. Through the date of the sale the building qualified as being held for sales, and therefore was presented as such in the consolidated balance sheet.

The table below summarizes the activity in the restructuring liability for the 52 weeks ended January 1, 2017.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 3, 2016	$190,864	$63,327	$254,191
Provision for estimated expenses incurred during the year	(51,951)	87,005	35,054
Payments made during the year	(138,913)	(150,332)	(289,245)
Accrual balance at January 1, 2017	$—	$—	$—

Note 9 — Redeemable Common Stock

On March 18, 2013, in conjunction with the acquisition of Unique Fabricating, and on December 18, 2013, in conjunction with the acquisition of Prescotech Holdings, Inc. (“PTI”), the Company issued shares of common stock to its subordinated lender. The 1,415,400 shares issued to the subordinated lender included features for the shares to be redeemed at their fair value on the sixth or seventh anniversary of the purchase or when the founders group, as defined, no longer owned 75 percent of the shares originally purchased by such group. The shares issued to the subordinated lender were accounted for as redeemable common stock due to the redemption feature being outside of the Company’s control. These shares were recorded initially using their net proceeds and were adjusted to their redemption value each period using a ratable allocation based on the Company’s estimate of the redemption date and fair value of the shares. The Company accreted the redemption value of these shares over the estimated redemption period to the earliest known redemption date with any changes in estimates accounted for prospectively. However, reductions in the redemption value were only recorded to the extent of previously recorded increases.

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

Note 10 — Stock Incentive Plans

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

On July 17, 2013 and January 1, 2014, the board of directors approved the issuance of 375,000 and 120,000 non statutory stock option awards, respectively to employees of the Company with an exercise price of $3.33 with a weighted average grant date fair value of $86,450 and $42,000 respectively. On April 29, 2016, the Company issued 7,200 non statutory stock option awards to employees of the Company with an exercise price of $12.58 and with a weighted average grant date fair value of $20,160. All 3 tranches of grants of the awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company. Awards that terminate or expire that are not exercised, are available for reissuance by the Company.

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

2014 Omnibus Performance Award Plan

In 2014 the board of directors and stockholders adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan originally authorized the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March of 2016 by our board of directors which was approved by our stockholders at our annual meeting of stockholders in June 2016, increased the number of shares authorized for grant of awards under the 2014 plan to a total of 450,000 shares of our common stock.

On August 17, 2015 the board of directors approved the issuance stock option awards for 230,000 shares of which 45,000 shares subject to non statutory options were granted to the board of directors, and 185,000 incentive stock options were granted to employees of the Company. All of the awards had an exercise price of $12.50 with a weighted average grant date fair value of $625,600. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company.

On November 20, 2015 the board of directors approved the issuance of stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $11.50 per share with a weighted average grant date fair value of $33,500. The vesting schedule, vesting percentage, and ability of the employees to exercise these options are the same as these for the August 17, 2015 grants described above.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

On April 29, 2016 the board of directors approved the issuance of stock option awards for 5,000 shares to employees of the Company. All of the awards had an exercise price of $12.58 per share with a weighted average grant date fair value of $14,000. The vesting schedule, vesting percentage, and ability of the employees to exercise these options are the same as these for the August 17, 2015 grants described above.

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

	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	35.00%	38.00%
Dividend yield	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5
Risk-free rate	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 3, 2016	695,000	$6.54	8.35
Granted	12,200	$12.58	10.00
Exercised	49,120	$4.82	0
Forfeited or expired	28,200	$7.23	0
Outstanding at January 1, 2017	629,880	$6.76	7.40	$4,938,259
Vested and exercisable at January 1, 2017	371,120	$5.24	7.05	$3,473,683

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of January 1, 2017 and multiplying this result by the related number of options outstanding and exercisable at January 1, 2017. The estimated fair value of the shares is based on the closing stock price of $14.60 as of January 1, 2017.

The Company recorded gross compensation expense of $166,476 for the 52 weeks ended January 1, 2017 and $205,845 for the 52 weeks ended January 3, 2016 in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $54,549 for the 52 weeks ended January 1, 2017 and $64,882 for the 52 weeks ended January 3, 2016.

As of January 1, 2017, there was $357,458 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.95 years.

Note 11 — Income Taxes

Income before income taxes for U.S. and Non-U.S. operations are as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
U.S. income	$8,820,049	$6,310,039
Non-U.S. income	1,121,690	1,033,223
Income before income taxes	$9,941,739	$7,343,262

The components of the income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are detailed as follows:

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Current federal income taxes	$3,340,070	$2,256,970
Current state income taxes	355,748	244,253
Current foreign income taxes	727,450	309,528
Deferred income taxes	(1,165,649)	(496,427)
Total income tax expense	$3,257,619	$2,314,324

Significant components of deferred taxes are as follows:

	January 1, 2017	January 3, 2016
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$224,966	$261,141
Inventories	198,130	178,774
Accrued payroll and benefits	776,309	589,794
Other	165,820	34,012
Deferred tax asset	1,365,225	1,063,721
Property, plant, and equipment	(3,417,377)	(3,540,126)
Goodwill and intangible assets	(1,590,552)	(2,343,398)
Other	—	109,072
Deferred tax liability	(5,007,929)	$(5,774,452)
Total deferred tax liability	$(3,642,704)	$(4,710,731)

The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of January 1, 2017. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized.

The Company is permanently reinvested in Mexico. Total undistributed earnings in Mexico as of January 1, 2017 are $2,183,895. Quantification of the deferred tax liability, if any, associated with undistributed earnings is not practicable.

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Income tax expense, computed at 34% of pretax income	$3,380,191	$2,496,709
State income taxes, net of federal benefit	193,070	133,784
Effect of foreign income taxes	(51,388)	(28,753)
Effect of permanent differences	(258,693)	(297,244)
Other	(5,561)	9,828
Total provision for income taxes	$3,257,619	$2,314,324

The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of January 1, 2017 and January 3, 2016.

Note 12 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2021. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Four of the leases provide for escalating rents over the life of the lease and rent expense is therefore recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rent expense charged to operations was approximately $2,019,073 for the 52 weeks ended January 1, 2017 and $1,442,155 for the 52 weeks ended January 3, 2016.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at January 1, 2017:

2017	$2,083,315
2018	1,810,641
2019	1,431,443
2020	901,714
2021	101,191
Thereafter	18,372
Total	$6,346,676

Note 13 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $409,247 for the 52 weeks ended January 1, 2017 and $368,650 for the 52 weeks ended January 3, 2016.

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $3,010 for the 52 weeks ended January 1, 2017.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $28,195 for the 52 weeks ended January 1, 2017.

Note 14 — Related Party Transactions

A stockholder provided subordinated debt financing which is discussed further in Note 6. Effective upon the closing of the IPO, as disclosed in Note 1, this subordinated debt amount was paid off in full with the proceeds received from the IPO. Interest charges were recognized in the amounts of $0 for the 52 weeks ended January 1, 2017 and $1,514,901 for the 52 weeks ended January 3, 2016, related to the subordinated debt financing.

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $225,000 for the 52 weeks ended January 1, 2017 and $275,000 for the 52 weeks ended January 3, 2016. During the 52 weeks ended January 1, 2017, the Company incurred additional management fees related to the acquisition of Intasco on April 29, 2016 of $259,000. During the 52 weeks ended January 3, 2016, the Company incurred additional management fees related to the acquisition of Great Lakes on August 31, 2015 of $220,000. The Company allocates these fees to the services provided based on their relative fair values. The fees paid were all allocated to and expensed as transaction costs.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each item.
The Company measures its interest rate swap and foreign exchange swap at fair value on a recurring basis based primarily on Level 2 inputs using an income model based on disparity between variance and fixed interest rates, the scheduled balance of principal outstanding, yield curves and other information readily available in the market.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Basic earnings per share calculation:
Net income	$6,684,120	$5,028,938
Net income attributable to common stockholders	$6,684,120	$5,028,938
Weighted average shares outstanding	9,678,316	8,174,418
Net income per share-basic	$0.69	$0.62

Diluted earnings per share calculation:
Net income	$6,684,120	$5,028,938
Weighted average shares outstanding	9,678,316	8,174,418
Effect of dilutive securities:
Stock options(1)(2)	204,948	203,665
Warrants(1)(2)	13,019	48,855
Diluted weighted average shares outstanding	9,896,283	8,426,938
Net income per share-diluted	$0.68	$0.60

(1)Options to purchase 392,680 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised, warrants to purchase 141,000 shares issued to the underwriters granted in July 2015 as noted in Note 1, and options to purchase 15,000 shares of common stock that were granted in August 2015, as discussed in Note 10 under the 2014 plan, were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 210,000 shares of common stock that were granted on January 1, 2014 remaining to be exercised under the 2013 plan and 12,200 shares of common stock that were granted under the 2013 and 2014 plan in April 2016 as noted in Note 10, were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

(2)Options to purchase 450,000 shares of common stock remaining to be exercised,warrants to purchase 24,504 shares of common stock remaining to be exercised and warrants to purchase 141,000 shares issued to the underwriters granted in July 2015, as noted in Note 1, were considered in the computation of diluted earnings per share using the treasury stock method in the 2015 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 and November 2015 under the 2014 plan, as noted in Note 10, were not included in the computation of diluted earnings per share in the 2015 period because the effect would have been anti-dilutive.

Note 18 — Selected Quarterly Financial Data (unaudited)

The following tables set forth a condensed summary of the Company's unaudited selected quarterly results for each of the quarters in fiscal 2016 and 2015.

	Thirteen Weeks Ended April 3, 2016	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended October 2, 2016	Thirteen Weeks Ended January 1, 2017
2016
Net sales	$39,982,504	$42,048,220	$44,753,565	$43,678,664
Gross profit	$9,599,946	$9,091,238	$11,250,348	$9,602,935
Operating income	$3,010,291	$1,926,252	$4,301,314	$2,747,103
Net income	$1,833,651	$599,172	$2,520,199	$1,731,098
Net income per share
Basic	$0.19	$0.06	$0.26	$0.18
Diluted	$0.19	$0.06	$0.25	$0.17
	Twelve Weeks Ended March 29, 2015	Thirteen Weeks Ended June 28, 2015	Fourteen Weeks Ended October 4, 2015	Thirteen Weeks Ended January 3, 2016
2015
Net sales	$32,430,507	$35,672,173	$39,579,502	$35,627,452
Gross profit	$7,923,862	$8,427,944	$9,298,668	$8,171,059
Operating income	$2,680,425	$3,339,068	$2,363,883	$1,691,726
Net income	$1,192,736	$1,691,900	$1,139,091	$1,005,211
Net income per share
Basic	$0.18	$0.25	$0.12	$0.10
Diluted	$0.17	$0.24	$0.12	$0.10

Note 19 — Subsequent Events

Declaration of Cash Dividend

On February 16, 2017, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on March 7, 2016 to shareholders of record at the close of business on February 28, 2017 for an amount of approximately $1.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of January 1, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of January 1, 2017.

This Annual Report on From 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except in connection with the Great Lakes acquisition completed during the fifty-two weeks ended January 3, 2016 and the Intasco acquisition completed during the fifty-two weeks ended January 1, 2017, there were no material changes in the Company's internal controls over financial reporting during the fifty-two weeks ended January 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company integrated Great Lakes into the Company's operations and internal control processes in 2016 and is in the process of integrating Intasco into the Company's operations and internal control process. Specifically, as permitted by SEC rules and regulations, the Company has excluded management's evaluation of internal controls over financial reporting of the Intasco acquisition as of January 1, 2017. Please note as discussed in note 2, Intasco had net sales of approximately $12.5 million during the fifty-two weeks ended January 1, 2017.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2016 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016
Consolidated Statements of Operations for the Fifty-Two Weeks Ended January 1, 2017 and January 3, 2016
Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended January 1, 2017 and January 3, 2016
Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended January 1, 2017 and January 3, 2016

(2) Financial Statement Schedules: Financial statement schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes

(3) Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

3.2
Amended and Restated Bylaws (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.1
Agreement and Plan of Merger, dated as of February 19, 2013, by and among UFI Acquisition, Inc., UFI Merger Sub, Inc., Unique Fabricating Incorporated and American Capital, Ltd., as Representative of the Holders (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.2
Amendment to Agreement and Plan of Merger, dated as of March 15, 2013, between UFI Acquisition, Inc. and American Capital, Ltd., as Representative of the Holders (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.3
Asset Purchase Agreement, dated as of December 18, 2013, by and among Unique Fabricating Incorporated, Unique-Prescotech, Inc., Prescotech Holdings, Inc., Prescotech Industries, Inc., Prescotech Real Estate Holdings, LLC and the Stockholders of Prescotech Holdings, Inc. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by references).

10.4
Asset Purchase Agreement, dated February 6, 2014, by and among Unique-Chardan, Inc., Unique Fabricating Incorporated, Chardan, Corp. and the Sole Stockholder of Chardan, Corp. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-200072 originally filed on November 10, 2014, as amended, and incorporated herein by reference.

10.5
First Amendment to Asset Purchase Agreement, dated as of February 6, 2014, by and among Unique-Chardan, Inc., Unique Fabricating Incorporated, Chardan, Corp. and the Sole Stockholder of Chardan, Corp. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-200072 originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.6
Asset Purchase Agreement by and among Unique Molded Foam Technologies, Inc., Great Lake Foam Technologies and the Stockholders of Great Lake Foam Technologies, Inc., dated as of August 31, 2015 (filed as Exhibit 10.1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on October 4, 2015, filed on October 11, 2017, and incorporated herein by reference).

10.7
Asset and Stock Purchase Agreement by and among Unique Fabricating NA, Inc., Unique-Intasco Canada, Inc. and Intasco Corporation, G.C.C. Holdings Ltd., G. Craig Combe and The Combe Family Trust, dated as of April 28, 2016 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on July 3, 2016, filed on August 8, 2016, and incorporated herein by reference).

10.8
Credit Agreement, dated as of April 29, 2016, among Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. with Citizens Bank, National Association, as Sole Lead Arranger, Bookrunner and Administrative Agent and the Lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 3, 2016, filed on May 3, 2016, and incorporated herein by reference).

10.9
Security Agreement, dated as of April 29, 2016, by and between Unique Fabricating NA, Inc., Unique-Chardan, Inc., Unique Molded Foam Technologies, Inc., Unique Prescotech, Inc., Unique Fabricating Realty, LLC, and Unique Fabricating South, Inc., and Citizens Bank, National Association, a national banking association, as agent, for the Lenders (filed as Exhibit 10.4 to the Company’s Quarterly Report to Form 10-Q for the quarterly period ended on July 3, 2016, filed on August 8, 2016, and incorporated herein by reference).

10.10
Security Agreement, dated as of April 29, 2016, by and among Unique-Intasco Canada, Inc., a British Columbia corporation, and Citizens Bank, National Association, a national banking association, as agent for the Lenders (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2016, filed on August 8, 2016, and incorporated by reference herein).

10.11
First Amendment to Credit Agreement and Loan Documents , dated as of October 28, 2016, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders , Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc.(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2016, and incorporated herein by reference).

10.12
Lease Agreement, dated as of February 6, 2014, between Chardan Properties, LLC and Unique Fabricating Incorporated (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.13
Real Estate Lease, dated as of February 16, 2011, between Joslyn-Collier I LLC and Unique Fabricating Inc. (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.14
Lease Agreement, dated May 1, 2016, between Combe Investments LLC and Intasco-USA, Inc. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2016, filed on August 8, 2016, and incorporated herein by reference).

10.15
Lease Agreement, dated April 29, 2016, between Combe Investments Ltd and Unique-Intasco-Canada, Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2016, filed on August 8, 2016, and incorporated herein by reference).

10.16
UFI Acquisition, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.17
Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.18	Amendment No. 1 to 2014 Omnibus Performance Award Plan (filed as Exhibit 4.5 to the Company Registration on Form S-8, File No. 333-212193, filed on June 23, 2016 and incorporated herein by reference).
10.19
Employment Agreement, dated as of March 18, 2013, between Unique Fabricating Incorporated and Thomas Tekiele (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated by reference).

10.20
Employment Agreement, dated as of March 18, 2013, between Unique Fabricating Incorporated and John Weinhardt (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.21
ISO Award Agreement, 2014 Omnibus Performance Award Plan, dated August 17, 2015, with John Weinhardt (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2015, filed on November 17, 2015, and incorporated herein by reference).

10.22
ISO Award Agreement, 2014 Omnibus Performance Award Plan, dated August 17, 2015, with Thomas Tekiele (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2015, filed on November 17, 2015 and incorporated herein by reference).

10.23
Management Services Agreement, dated March 18, 2013, between Taglich Private Equity, LLC and UFI Acquisition, Inc. (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.24
Amendment 1 to Management Services Agreement between Taglich Private Equity, LLC and UFI Acquisition, Inc. (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.25
Form of Indemnification Agreement (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.26
Termination and Registrations Rights Agreement, dated as of June 16, 2015, among Unique Fabricating, Inc. and Peninsula Fund V Limited Partnership (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.27
Director Nomination Agreement, dated as of June 16, 2015, by and among Unique Fabricating, Inc. and Peninsula Fund V Limited Partnership (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 14, 2014, as amended, and incorporated herein by reference).

10.28
Amendment to Termination and Registration Rights Agreement, dated June 24, 2015 (filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 14, 2014, as amended, and incorporated herein by reference).

10.29
Stockholders Agreement, dated as of March 18, 2013, between UFI Acquisition, Inc. and the Stockholders named therein (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 14, 2014, as amended, and incorporated herein by reference).

10.30
Amendment, dated June 15, 2015, to Stockholders Agreement, dated as of March 18, 2013, among UFI Acquisition Inc. and the Stockholders named therein (filed as Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 14, 2014, as amended, and incorporated herein by reference).

21.1*	List of subsidiaries of the Company
23.1*	Consent of Deloitte & Touche, LLP
23.2*	Consent of Baker Tilly Virchow Krause, LLP
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

UNIQUE FABRICATING, INC.

Date: March 9, 2017	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John Weinhardt	By:	/s/ Richard L. Baum
	Name: John Weinhardt		Name: Richard L Baum
	Title: Chief Executive Officer, President and Director (Principal Executive Officer)		Title: Chairman of the Board
Dated:	March 9, 2017	Dated:	March 9, 2017
By:	/s/ Thomas Tekiele	By:	/s/ Paul Frascoia
	Name: Thomas Tekiele		Name: Paul Frascoia
	Title: Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Director
Dated:	March 9, 2017	Dated:	March 9, 2017
By:	/s/ Mary Kim Korth	By:	/s/ William Cooke
	Name: Mary Kim Korth		Name: William Cooke
	Title: Director		Title: Director
Dated:	March 9, 2017	Dated:	March 9, 2017
By:	/s/ James Illikman	By:	/s/ Donn Viola
	Name: James Illikman		Name: Donn Viola
	Title: Director		Title: Director
Dated:	March 9, 2017	Dated:	March 9, 2017