Form 10-Q
period 2017-04-02
Unique Fabricating, Inc.
filed 2017-05-10
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of May 5, 2017 the registrant had 9,755,458 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of April 2, 2017 (unaudited) and as of January 1, 2017	1
Consolidated Statements of Operations for the thirteen week period ended April 2, 2017 (unaudited) and thirteen week period ended April 3, 2016 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirteen week period ended April 2, 2017 (unaudited) and the thirteen week period ended April 3, 2016 (unaudited)	3
Consolidated Statements of Cash Flows for the thirteen week period ended April 2, 2017 (unaudited) and thirteen week period ended April 3, 2016 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
Part II Other Information	28
Signatures	30

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets (unaudited)

	April 2, 2017	January 1, 2017
Assets
Current assets
Cash and cash equivalents	$712,710	$705,535
Accounts receivable – net	31,464,447	26,887,945
Inventory – net	17,141,608	16,731,608
Prepaid expenses and other current assets:
Prepaid expenses and other	3,400,130	2,087,069
Refundable taxes	833,034	783,139
Total current assets	53,551,929	47,195,296
Property, plant, and equipment – net	22,405,278	21,197,922
Goodwill	28,871,179	28,871,179
Intangible assets– net	22,728,653	23,758,342
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	302,615	266,369
Deferred tax asset	281,857	193,577
Total assets	$129,195,631	$122,536,805
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,272,927	$13,451,816
Current maturities of long-term debt	2,402,173	2,405,446
Income taxes payable	320,868	610,825
Accrued compensation	2,419,542	2,734,155
Other accrued liabilities	933,930	1,065,740
Other liabilities	10,111	168,880
Total current liabilities	20,359,551	20,436,862
Long-term debt – net of current portion	27,444,666	28,029,041
Line of credit-net	26,273,788	20,176,058
Deferred tax liability	4,400,821	3,836,281
Total liabilities	78,478,826	72,478,242
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,754,609 and 9,719,772 issued and outstanding at April 2, 2017 and January 1, 2017, respectively	9,755	9,720
Additional paid-in-capital	45,596,380	45,525,237
Retained earnings	5,110,670	4,523,606
Total stockholders’ equity	50,716,805	50,058,563
Total liabilities and stockholders’ equity	$129,195,631	$122,536,805

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
Net sales	$47,857,096	$39,982,504
Cost of sales	36,749,935	30,382,558
Gross profit	11,107,161	9,599,946
Selling, general, and administrative expenses	7,591,704	6,554,601
Restructuring expenses	—	35,054
Operating income	3,515,457	3,010,291
Non-operating income (expense)
Other income, net	14,216	49
Interest expense	(615,696)	(341,122)
Total non-operating expense, net	(601,480)	(341,073)
Income – before income taxes	2,913,977	2,669,218
Income tax expense	867,140	835,567
Net income	$2,046,837	$1,833,651
Net income per share
Basic	$0.21	$0.19
Diluted	$0.21	$0.19
Cash dividends declared per share	$0.15	$0.15

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	1,833,651	1,833,651
Stock option expense	—	—	39,098	—	39,098
Exercise of warrants and options for common stock	34,571	35	103,952	—	103,987
Cash dividends paid	—	—	—	(1,443,954)	(1,443,954)
Balance - April 3, 2016	9,626,431	$9,627	$44,495,238	$4,041,041	$48,545,906

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563
Net income	—	—	—	2,046,837	2,046,837
Stock option expense	—	—	37,508	—	37,508
Exercise of warrants and options for common stock	34,837	35	33,635	—	33,670
Cash dividends paid	—	—	—	(1,459,773)	(1,459,773)
Balance - April 2, 2017	9,754,609	$9,755	$45,596,380	$5,110,670	$50,716,805

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
Cash flows from operating activities
Net income	$2,046,837	$1,833,651
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,528,843	1,132,356
Amortization of debt issuance costs	33,019	24,780
(Gain) loss on sale of assets	(625)	3,067
Bad debt adjustment	32,931	31,837
Gain on derivative instrument	(195,016)	(2,515)
Stock option expense	37,508	39,098
Deferred income taxes	476,260	(15,103)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(4,609,433)	(5,402,983)
Inventory	(410,000)	778,215
Prepaid expenses and other assets	(1,362,955)	152,493
Accounts payable	1,374,548	741,232
Accrued and other liabilities	(736,380)	171,481
Net cash used in operating activities	(1,784,463)	(512,391)
Cash flows from investing activities
Purchases of property and equipment	(1,708,386)	(655,136)
Proceeds from sale of property and equipment	2,500	—
Net cash used in investing activities	(1,705,886)	(655,136)
Cash flows from financing activities
Net change in bank overdraft	(553,437)	784,082
Payments on term loans	(603,272)	—
Proceeds from revolving credit facilities	6,080,336	3,075,686
Pay-off of old senior credit facility term debt	—	(629,678)
Proceeds from exercise of stock options and warrants	33,670	103,987
Distribution of cash dividends	(1,459,773)	(1,443,954)
Net cash provided by financing activities	3,497,524	1,890,123
Net increase (decrease) in cash and cash equivalents	7,175	722,596
Cash and cash equivalents – beginning of period	705,535	726,898
Cash and cash equivalents – end of period	$712,710	$1,449,494
Supplemental disclosure of cash flow Information – cash paid for
Interest	$575,280	$318,483
Income taxes	$493,065	$75,965

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The quarterly period, which was 13 weeks during 2017, ended on April 2, 2017, and the quarterly period, which was 13 weeks during 2016, ended on April 3, 2016. Fiscal year 2016 ended on Sunday, January 1, 2017.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $660,199 and $655,312 at April 2, 2017 and January 1, 2017, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 weeks ended April 2, 2017 and 13 weeks ended April 3, 2016, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 weeks ended April 2, 2017 and 13 weeks ended April 3, 2016, respectively.

Goodwill — Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a one-step process is used which requires estimating the fair value of each reporting unit compared to its carrying value. If the carrying value exceeds the estimated fair value, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

There were no impairment charges recognized during the 13 weeks ended April 2, 2017 and 13 weeks ended April 3, 2016, respectively.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported netted against the related debt instrument. Amounts paid to or on behalf of lenders are presented as debt discount, as a reduction of the associated debt instrument. Debt issuance costs on term debt are amortized using the straight line basis over the term of the related debt (which is immaterially different from the required effective interest method) while those related to revolving debt are amortized using a straight line basis over the term of the related debt.

At April 2, 2017 and January 1, 2017, debt issuance costs were $284,227 and $301,620, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $255,333 and $270,959, respectively. On April 29, 2016, the Company refinanced its existing term loan and revolving debt facility with new term loans and a new revolving debt facility which are further described in Note 6. The Company reviewed this refinancing for extinguishment accounting and concluded that $60,202 of the $160,111 remaining issuance costs not amortized on the old revolving debt facility qualified for extinguishment and were recognized as a loss on extinguishment immediately. The remaining $99,909 of unamortized issuance costs not extinguished on the old revolving debt facility and all of the $92,508 of remaining unamortized debt discounts on the old term loan did not meet extinguishment accounting and were therefore carried forward to the new revolving debt facility and term loans.

Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $33,019 for the 13 weeks ended April 2, 2017 and $24,780 for the 13 weeks ended April 3, 2016.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 weeks ended April 2, 2017 and 13 weeks ended April 3, 2016, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,452,071 and $2,938,750 of checks issued in excess of available cash balances at April 2, 2017 and January 1, 2017, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of April 2, 2017 and January 1, 2017. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 weeks ended April 2, 2017 and April 3, 2016, respectively.

Foreign Currency Adjustments — The Company’s functional currency for all operations worldwide is the United States dollar. Nonmonetary assets and liabilities of foreign operations are remeasured at historical rates and monetary assets and liabilities are remeasured at exchange rates in effect at the end of each reporting period. Income statement accounts are remeasured at average exchange rates for the year. Gains and losses from translation of foreign currency financial statements into United States dollars are classified in other income in the consolidated statements of operations.

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 weeks ended April 2, 2017 and 13 weeks ended April 3, 2016, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: 15, 10, and 12 percent, respectively, during the 13 weeks ended April 2, 2017; and 13, 12, and 14 percent, respectively, during the 13 weeks ended April 3, 2016. No Tier 1 supplier represented more than 10 percent of direct Company sales for any period noted above. No customer accounted for more than 10 percent of direct accounts receivable as of April 2, 2017. GM accounted for 12 percent of direct accounts receivable as of January 1, 2017.

Labor Markets — At April 2, 2017, of the Company’s hourly plant employees working in the United States manufacturing facilities, 30 percent were covered under a collective bargaining agreement which expires in August 2019 while another 6 percent were covered under a separate collective bargaining agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At April 2, 2017, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2017 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 weeks ended April 2, 2017 and 13 weeks ended April 3, 2016, 13 and 11 percent, respectively, of the Company’s production occurred in Mexico. During the 13 weeks ended April 2, 2017 and 13 weeks ended April 3, 2016, 9 and 0 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 13, 10, and 1 percent, respectively, during the 13 weeks ended April 2, 2017, and 12, 5, and 1 percent, respectively, during the 13 weeks ended April 3, 2016, of the Company’s total sales.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09), to simplify the accounting for share-based payment transactions. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company early adopted this ASU during 2016 and applied the change to this period and future periods in the consolidated financial statements. Excess tax benefits are no longer disclosed in the consolidated statements of cash flows as a result of this early adoption and are also recognized as income tax expense in the income statement. The Company adopted the provisions related to forfeitures as well to record actual forfeitures as they occur, and the impact on our condensed consolidated balance sheet as of April 2, 2017 and January 1, 2017 was immaterial.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual or interim reporting periods beginning after December 15, 2021. Early adoption is

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

permitted. The Company adopted the provisions related to this ASU during the 13 weeks ended April 2, 2017 and the impact was immaterial.

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

The consolidated operating results for the 13 weeks ended April 3, 2016 does not include any operating results from Intasco as the acquisition did not take place until April 29, 2016.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following pro forma supplementary data for the 13 weeks April 3, 2016 gives effect to the acquisition of Intasco as if it had occurred on January 5, 2015 (the first day of the Company's 2015 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the dates assumed and does not project the Company’s results of operations for any future date.

Thirteen Weeks Ended April 3, 2016
Net sales	$44,367,399
Net income	$1,877,528
Net income per common share – basic	$0.20
Net income per common share – diluted	$0.19

Note 3 — Inventory

Inventory consists of the following:

	April 2, 2017	January 1, 2017
Raw materials	$9,579,416	$9,513,980
Work in progress	795,173	623,504
Finished goods	6,767,019	6,594,124
Total inventory	$17,141,608	$16,731,608

Included in inventory are assets located in Mexico with a carrying amount of $3,065,553 at April 2, 2017 and $2,911,926 at January 1, 2017, and assets located in Canada with a carrying amount of $1,307,127 at April 2, 2017 and $1,180,400 at January 1, 2017.

The inventory acquired in the 2016 acquisition of Intasco included a fair value adjustment of $318,518 which was all included in cost of goods sold in 2016.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	April 2, 2017	January 1, 2017	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,606,125	7,541,976	23 – 40
Shop equipment	14,220,173	13,003,025	7 – 10
Leasehold improvements	951,477	913,097	3 – 10
Office equipment	1,284,384	1,188,746	3 – 7
Mobile equipment	218,743	218,743	3
Construction in progress	1,715,159	1,425,090
Total cost	27,659,214	25,953,830
Accumulated depreciation	5,253,936	4,755,908
Net property, plant, and equipment	$22,405,278	$21,197,922

Depreciation expense was $499,154 for the 13 weeks ended April 2, 2017 and $427,355 for the 13 weeks ended April 3, 2016.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $2,399,733 and $1,586,472 at April 2, 2017 and January 1, 2017, respectively, and assets located in Canada with a carrying amount of $722,804 and $755,040 at April 2, 2017 and January 1, 2017, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at April 2, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$9,076,925	8.16
Trade names	4,673,044	941,792	16.43
Non-compete agreements	1,161,790	862,747	2.53
Unpatented technology	$1,534,787	$282,569	5.00
Total	$33,892,686	$11,164,033

Intangible assets of the Company consist of the following at January 1, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$8,240,853	8.16
Trade names	4,673,044	868,866	16.43
Non-compete agreements	1,161,790	818,585	2.53
Unpatented technology	1,534,787	$206,040	5.00
Total	$33,892,686	$10,134,344

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $1,029,689 for the 13 weeks ended April 2, 2017, and $705,001 for the 13 weeks ended April 3, 2016, respectively.

Estimated amortization expense is as follows:

2017	$3,091,241
2018	4,070,321
2019	3,945,264
2020	3,913,627
2021	2,455,712
Thereafter	5,252,488
Total	$22,728,653

Note 6 — Long-term Debt

Old Senior Credit Facility

Until April 29, 2016, the Company had a senior credit facility with Citizens Bank, National Association pursuant to which we could borrow up to $20.0 million under a term loan and $25.0 million under a revolving line of credit. On April 29, 2016, in conjunction with the acquisition of Intasco, this senior credit facility was repaid and terminated and replaced with a new senior credit facility which is described below. On the date of termination, there was $15.4 million outstanding under the term loan and $17.3 million outstanding under the revolving line of credit, all of which were repaid.

Borrowings under the revolving line of credit were subject to a borrowing base, bore interest at the 30 day LIBOR plus a margin that ranged from 2.75 percent to 3.25 percent (an effective rate of 3.5000 percent per annum at April 3, 2016.), and were secured by substantially all of the Company’s assets. The half percent range per annum on the term loan and revolving line of credit was determined quarterly based on the senior leverage ratio. The revolving line of credit was going to mature on December 18, 2017.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

As of April 2, 2017, $26,558,014 was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 4.2806% percent per annum at April 2, 2017, and is secured by substantially all of the Company’s assets. At April 2, 2017, the maximum additional available borrowings under the New Revolver were $3,341,986, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions.

Long term debt consists of the following:

	April 2, 2017	January 1, 2017
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.2806% per annum at April 2, 2017. At April 2, 2017, the balance of the US Term Loan is presented net of a debt discount of $170,978 from costs paid to or on behalf of the lenders.	$15,554,022	$15,862,309
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.2806% per annum at April 2, 2017. At April 2, 2017, the balance of the US Term Loan is presented net of a debt discount of $84,355 from costs paid to or on behalf of the lenders.	$13,790,644	$14,066,732

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	2,173	5,446
Total debt excluding New Revolver	29,846,839	30,434,487
Less current maturities	2,402,173	2,405,446
Long-term debt – Less current maturities	$27,444,666	$28,029,041

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The New Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and debt service coverage ratio, as defined. As of April 2, 2017, the Company was in compliance with these financial covenants. Additionally, the US Term Loan and CA Term Loan each contain a provision, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and certain performance thresholds are not met. No payment has been required to date.

Maturities on the Company’s New Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2017	$1,802,173
2018	3,000,000
2019	4,300,000
2020	4,000,000
2021	43,558,014
Thereafter	—
Total	56,660,187
Discounts	(255,333)
Debt issuance costs	(284,227)
Total debt – Net	$56,120,627

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

Effective June 30, 2016, as required under the New Credit Agreement entered into during April 2016 as discussed in Note 6, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. This terminated the old swap previously entered into on January 17, 2014. The notional amount at the effective date was $16,681,250 which decreases by $318,750 each quarter until June 30, 2017, and begins decreasing by $425,000 per quarter until June 29, 2018, when it begins decreasing by $531,250 per quarter until it expires on June 28, 2019. At April 2, 2017, the fair value of this new interest rate swap was $136,060, and was included in other long-term assets in the consolidated balance sheets. The Company paid $11,308, in the aggregate, in net monthly settlements with respect to the interest rate swap for the 13 weeks ended April 2, 2017. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent USD notional amount of $3,300,000 and expires on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time will enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract is recognized in the accompanying consolidated balance sheets at its fair value and changes in its fair value are recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statements of operations. At April 2, 2017, the fair value of this new foreign currency forward contract was $(10,111), which at April 2, 2017 was included in other short-term liabilities in the consolidated balance sheets.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

There were no costs incurred with this restructuring in 2017 as the restructuring and costs associated with the closure were all completed in 2016.

The Company sold the building it owned in Murfreesboro, which had a net book value of $2,033,327 on October 31, 2016 for cash proceeds of $2,175,185 resulting in a gain on the sale of $147,413.

Note 9 — Stock Incentive Plans

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2014 Omnibus Performance Award Plan

In 2014, the board of directors and stockholders adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan authorizes the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March 2016 by our board of directors which was approved by our stockholders at our annual meeting of stockholders in June 2016, increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 450,000 shares of our common stock.

On August 17, 2015, the board of directors approved the issuance of a total of 230,000 stock option awards of which 45,000 non statutory awards were granted to the board of directors and 185,000 incentive stock options were granted to employees of the Company. All of the awards had an exercise price of $12.50 per share with a weighted average grant date fair value of $625,600. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company.
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

	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	35.00%	38.00%
Dividend yield	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5
Risk-free rate	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2017	629,880	$6.76	7.40
Granted	—	$—	0
Exercised	43,400	$3.33	0
Forfeited or expired	—	$3.33	0
Outstanding at April 2, 2017	586,480	$7.02	7.21	$2,938,265
Vested and exercisable at April 2, 2017	327,720	$5.49	6.85	$2,143,289

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of April 2, 2017 and multiplying this result by the related number of options outstanding and exercisable at April 2, 2017. The estimated fair value of the shares is based on the closing price of the stock of $12.03 as of April 2, 2017.

The Company recorded compensation expense of $37,508 for the 13 weeks ended April 2, 2017 and $39,098 for the 13 weeks ended April 3, 2016, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $11,162 for the 13 weeks ended April 2, 2017 and $12,239 for the 14 weeks ended April 3, 2016, respectively.

As of April 2, 2017, there was $319,950 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.70 years.

Note 10 — Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

Income tax expense for the 13 weeks ended April 2, 2017 was $867,140, compared to $835,567 for the 13 weeks ended April 3, 2016. During the 13 weeks ended April 2, 2017, the difference between the actual effective tax rate of 29.8%, and the statutory rate of 34.0% was mainly as a result of earnings generated in Mexico and Canada, which both have lower income taxes rates than the U.S, and the domestic production activities deduction, or DPAD benefit. During the 13 weeks ended April 3, 2016, the difference between the actual effective tax rate of 31.3%, and the statutory rate of 34.0% was mainly a result of DPAD.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2021. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Four of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $545,275 for the 13 weeks ended April 2, 2017 and $450,205 for the 13 weeks ended April 3, 2016.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at April 2, 2017:

2017	$1,614,224
2018	1,884,869
2019	1,457,836
2020	917,755
2021	105,110
Thereafter	15,722
Total	$5,995,516

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution in an amount up to the first 3 percent of such employee’s total compensation and 50 percent of the contribution in an amount equal up to the next 2 percent of such employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $120,820 for the 13 weeks ended April 2, 2017 and $115,625 for the 13 weeks ended April 3, 2016, respectively.

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $1,279 for the 13 weeks ended April 2, 2017.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $14,089 for the 13 weeks ended April 2, 2017.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially required annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the initial public offering completed by the Company in July 2015, the agreement was amended to reduce the annual management fee by an amount equal to the total, if any, of annual cash retainers and equity awards paid as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 for the 13 weeks ended April 2, 2017 and $56,250 for the 13 weeks ended April 3, 2016.

Note 14 — Fair Value Measurements

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

Note 15 — Contingencies

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

Note 16 — Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
Basic earnings per share calculation:
Net income	$2,046,837	$1,833,651
Net income attributable to common stockholders	$2,046,837	$1,833,651
Weighted average shares outstanding	9,732,778	9,612,158
Net income per share-basic	$0.21	$0.19

Diluted earnings per share calculation:
Net income	$2,046,837	$1,833,651
Weighted average shares outstanding	9,732,778	9,612,158
Effect of dilutive securities:
Stock options(1)(2)	166,899	211,522
Warrants(1)(2)	17,010	9,369
Diluted weighted average shares outstanding	9,916,687	9,833,049
Net income per share-diluted	$0.21	$0.19

(1)Options to purchase 342,080 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 1,185 shares of common stock remaining to be exercised, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015 as discussed in Note 1, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Options to purchase 232,200 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan and options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016 were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

(2)Options to purchase 428,900 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015 as discussed in Note 1, were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 245,000 shares of

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

common stock that were granted in August 2015 as discussed in Note 9 under the 2014 plan, were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.

Note 17 — Subsequent Event

Declaration of Cash Dividend

On May 10, 2017, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on June 7, 2017 to stockholders of record at the close of business on May 31, 2017. The aggregate amount of the dividend is approximately $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited consolidated financial statements and the related notes to unaudited consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended January 1, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The first quarter of 2017 ended on April 2, 2017 and the first quarter of 2016 ended on April 3, 2016. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2016 fiscal year ended on January 1, 2017 and the current fiscal year will end on December 31, 2017. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

We primarily operate within the highly competitive and cyclical automotive parts industry. Over the past seven years the industry has experienced consistent growth as it recovered from the recession of 2009. Many sectors of the supply chain are operating near capacity. Over the same period we have grown our core automotive parts business at a faster rate than the industry as a whole, reflecting our growth through acquisitions as well as taking market share from competitors and increasing our content per vehicle on the programs we supply. We expect these trends to continue.

Recent Developments

Dividend Declaration

On May 10, 2017, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on June 31, 2017 to stockholders of record at the close of business on May 31, 2017.

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

New Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent and the other lenders, entered into a Credit Agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million (the “New Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal Term Loan (the “CA Term Loan”) to the CA Borrower. In conjunction with the acquisition of Intasco, the Company's old senior credit facility was repaid and terminated. On the date of termination of the old senior credit facility, $15.40 million outstanding principal amount was repaid on the term loan under the old senior credit facility and $17.30 million outstanding was repaid on the revolver.

Comparison of Results of Operations for the Thirteen Weeks Ended April 2, 2017 and the Thirteen Weeks Ended April 3, 2016

On April 29, 2016, the Company acquired the business and substantially all of the assets of Intasco Corporation, a Canadian Corporation, for a purchase price of approximately $21.03 million, net of cash acquired at closing. On the same date, the US Buyer, an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. For the 13 weeks ended April 2, 2017, our financial results include the results of operations of the Intasco business.

Thirteen Weeks Ended April 2, 2017 and Thirteen Weeks Ended April 3, 2016

Net Sales

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
	(in thousands)
Net sales	$47,857	$39,983

Net sales for the 13 weeks ended April 2, 2017 were approximately $47.86 million compared to $39.98 million for the 13 weeks ended April 3, 2016. For the 13 weeks ended April 2, 2017, net sales included approximately $8.00 million attributable to our increased market penetration and content per vehicle and new product introductions, including 13 weeks of sales from the Intasco acquisition that occurred on April 29, 2016.

Cost of Sales

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
	(in thousands)
Materials	$24,228	$19,993
Direct labor and benefits	7,076	5,949
Manufacturing overhead	5,016	4,064
Sub-total	36,320	30,006
Depreciation	430	377
Cost of Sales	36,750	30,383
Gross Profit	$11,107	$9,600

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
Materials	50.6%	50.0%
Direct labor and benefits	14.8%	14.9%
Manufacturing overhead	10.5%	10.2%
Sub-total	75.9%	75.1%
Depreciation	0.9%	0.9%
Cost of Sales	76.8%	76.0%
Gross Profit	23.2%	24.0%

Cost of sales as a percentage of net sales for the 13 weeks ended April 2, 2017 increased to 76.8% from 76.0% for the 13 weeks ended April 3, 2016. The increase in cost of sales as a percentage of net sales was primarily attributable to increased costs of material as a percentage of net sales. Material costs increased to 50.6% of net sales for the 13 weeks ended April 2, 2017 from 50.0% for the 13 weeks ended April 3, 2016. Material costs for the 13 weeks ended April 2, 2017 were higher compared to the 13 weeks ended April 3, 2016 primarily due to unfavorable product mix in the 13 weeks ended April 2, 2017 compared to the 13 weeks ended April 3, 2016. Direct labor and benefit costs as a percentage of net sales was 14.8% for the 13 weeks ended April 2, 2017 compared to 14.9% for the 13 weeks ended April 3, 2016. Labor and benefit costs as a percentage of net sales in the 13 weeks ended April 2, 2017 were lower due to manufacturing efficiencies at existing facilities. Manufacturing overhead costs as a percentage of net sales was 10.5% for the 13 weeks ended April 2, 2017 compared to 10.2% the 13 weeks ended April 3, 2016. Manufacturing overhead in the 13 weeks ended April 2, 2017 was higher due primarily to higher shipping related costs due to a change in product mix.

Gross Profit

As a result of the increase in net sales offset by the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended April 2, 2017 decreased to 23.2% from 24.0% for the 13 weeks ended April 3, 2016.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$6,493	$5,615
Transaction expenses	—	185
Subtotal	6,493	5,800
Depreciation and amortization	1,099	755
SG&A	$7,592	$6,555
SG&A as a % of net sales	15.9%	16.4%

SG&A as a percentage of net sales for the 13 weeks ended April 2, 2017 decreased to 15.9% from 16.4% for the 13 weeks ended April 3, 2016. The decrease is primarily the result of leveraging our cost structure as sales increase.

Operating Income

As a result of the foregoing factors, operating income for the 13 weeks ended April 2, 2017 was $3.52 million compared to operating income of $3.01 million for the 13 weeks ended April 3, 2016.

Non-Operating Expense

Non-operating expense for the 13 weeks ended April 2, 2017 was $0.60 million compared to $0.34 million for the 13 weeks ended April 3, 2016. The change in non-operating expense was primarily driven by an increase in interest expense due to higher interest rates and a higher outstanding debt balance in the 13 weeks ended April 2, 2017.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended April 2, 2017 was $2.91 million, compared to $2.67 million for the 13 weeks ended April 3, 2016.

Income Tax Provision

During the 13 weeks ended April 2, 2017, income tax expense was $0.87 million, and the effective income tax rate was 29.8%. The difference between the actual effective rate and the statutory rate was mainly a result of earnings generated in Mexico and Canada, which both have lower income taxes rates than the U.S. and the domestic production activities deduction, or DPAD. During the 13 weeks ended April 3, 2016, income tax expense was $0.84 million, and the effective income tax rate was 31.3%. The difference between the actual effective rate and the statutory rate was mainly a result of DPAD. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of April 2, 2017. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of increased net sales and changes in expenses discussed above, net income for the 13 weeks ended April 2, 2017 was $2.05 million compared to $1.83 million during the 13 weeks ended April 3, 2016.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-cash stock awards, non-recurring integration expenses, transaction fees related to our acquisitions, restructuring expenses, and one-time consulting and licensing ERP system implementation costs as we implement a new ERP system at all locations. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

Thirteen Weeks Ended April, 2 2017 and Thirteen Weeks Ended April 3, 2016

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
	(in thousands)
Net income	$2,047	$1,834
Plus: Interest expense, net	616	341
Plus: Income tax expense	867	836
Plus: Depreciation and amortization	1,529	1,132
Plus: Non-cash stock award	38	39
Plus: Non-recurring integration expenses	2	13
Plus: Transaction fees	23	185
Plus: Restructuring expenses	—	35
Plus: One-time consulting and licensing ERP system implementation costs	238	$—
Adjusted EBITDA	$5,360	$4,415

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our New Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of April 2, 2017 and January 1, 2017, we had a cash balance of $0.71 million and $0.71 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of April 2, 2017 and January 1, 2017, we had $3.34 million and $9.42 million, respectively, available to be borrowed under our current revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

We financed the acquisition of Intasco on April 29, 2016, with borrowings under our $62.00 million New Credit Agreement described below.

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

The following table presents cash flow data for the periods indicated.

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended April 3, 2016
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$(1,785)	$(512)
Investing activities	(1,706)	(655)
Financing activities	3,498	1,890

Operating Activities

Cash used in operating activities consists of: net income adjusted for non-cash items; including depreciation and amortization; gain or loss on sale of assets; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.

During the thirteen weeks ended April 2, 2017, net cash used in operating activities was $1.78 million, compared to net cash used by operating activities of $0.51 million for the thirty-nine weeks ended April 3, 2016.

Net cash used in operations for the thirteen weeks ended April 2, 2017 was also mainly impacted by working capital changes, primarily due to increases in accounts receivable balances, again resulting from the expansion of our operations.

Net cash for the thirteen weeks ended April 3, 2016 was mainly impacted by decreases in working capital, primarily in accounts receivable balances, partially offset by an increase in net income of $1.83 million resulting from the expansion of our operations.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the thirteen weeks ended April 2, 2017 and thirteen weeks ended April 3, 2016, we made capital expenditures of $1.71 million and $0.66 million, respectively.

We plan to spend a total of approximately $5.3 million in capital expenditures during 2017, including the $1.71 million spent to date.

Financing Activities

Cash flows provided by financing activities consists primarily of borrowings and payments under our new and old senior credit facility, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the thirteen weeks ended April 2, 2017, we had inflows of $3.50 million primarily due to $6.01 million net proceeds from borrowings under our revolving credit facility. These inflows were partially offset by $0.61 million of pay-off of the principal amount of our term loan under our new senior credit facility, and $1.46 million for payments of cash dividends.

As of April 2, 2017, $26.56 million was outstanding under the new revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to a borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of April 2, 2017, the maximum additional available borrowings under the new revolver was $3.34 million. Amounts repaid under the new revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the thirteen weeks ended April 3, 2016, we had inflows of $1.89 million primarily due to $3.08 million of proceeds from our revolving credit facility. These amounts were partially offset by $0.63 million of payments on debt and $1.44 million on payment of cash dividends.

New Credit Agreement

On April 29, 2016, the US Borrower and the CA Borrower and Citizens, acting as lender and Administrative Agent and the other lenders, entered the New Credit Agreement providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million to the US Borrower, a $17.00 million principal amount term loan to the US Borrower, and a $15.00 million term loan to the CA Borrower. The borrowings were used to finance the acquisition of Intasco, including working capital adjustments and amounts paid into escrow, plus to repay the Company’s existing senior credit facility, which was terminated as noted above.

The New Revolver, US Term Loan, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of April 2, 2017 was 4.2806%.

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

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of April 2, 2017, we were in compliance with all loan covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of April 2, 2017 have not changed materially since the amounts as of January 1, 2017 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

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

Interest Rate Fluctuation Risk

Our borrowings under our New Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a interest rate swap with a notional amount initially of $16.68 million, which decreases by $0.32 million each quarter until June 30, 2017, when it begins decreasing by $0.43 million each quarter until June 29, 2018, when it then begins decreasing by $0.53 million per quarter until the swap terminates on June 28, 2019. The interest rate swap requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one month LIBOR rate for a net monthly settlement based on the notional amount in effect. See Note 7 of notes to our consolidated financial statements for further information. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the thirteen weeks ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the SEC.

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

UNIQUE FABRICATING, INC.

Date: May 10, 2017	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)