Form 10-Q
period 2017-07-02
Unique Fabricating, Inc.
filed 2017-08-07
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of August 2, 2017 the registrant had 9,756,458 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of July 2, 2017 (unaudited) and as of January 1, 2017	1
Consolidated Statements of Operations for the thirteen and twenty-six week periods ended July 2, 2017 (unaudited) and thirteen and twenty-six week periods ended July 3, 2016 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the twenty-six week period ended July 2, 2017 (unaudited) and the twenty-six week period ended July 3, 2016 (unaudited)	3
Consolidated Statements of Cash Flows for the twenty-six week period ended July 2, 2017 (unaudited) and twenty-six week period ended July 3, 2016 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
Part II Other Information	35
Signatures	37

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets (unaudited)

	July 2, 2017	January 1, 2017
Assets
Current assets
Cash and cash equivalents	$807,438	$705,535
Accounts receivable – net	30,403,779	26,887,945
Inventory – net	16,386,842	16,731,608
Prepaid expenses and other current assets:
Prepaid expenses and other	3,175,254	2,087,069
Refundable taxes	1,270,925	783,139
Total current assets	52,044,238	47,195,296
Property, plant, and equipment – net	22,559,627	21,197,922
Goodwill	28,871,179	28,871,179
Intangible assets– net	21,698,060	23,758,342
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	286,649	266,369
Deferred tax asset	341,043	193,577
Total assets	$126,854,916	$122,536,805
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,860,619	$13,451,816
Current maturities of long-term debt	2,599,998	2,405,446
Income taxes payable	75,695	610,825
Accrued compensation	2,774,837	2,734,155
Other accrued liabilities	808,579	1,065,740
Other liabilities	—	168,880
Total current liabilities	19,119,728	20,436,862
Long-term debt – net of current portion	26,091,198	28,029,041
Line of credit-net	26,457,608	20,176,058
Deferred tax liability	4,223,814	3,836,281
Total liabilities	75,892,348	72,478,242
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,756,458 and 9,719,772 issued and outstanding at July 2, 2017 and January 1, 2017, respectively	9,757	9,720
Additional paid-in-capital	45,637,217	45,525,237
Retained earnings	5,315,594	4,523,606
Total stockholders’ equity	50,962,568	50,058,563
Total liabilities and stockholders’ equity	$126,854,916	$122,536,805

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended July 3, 2016	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
Net sales	$44,518,039	$42,048,220	$92,375,135	$82,030,724
Cost of sales	33,851,948	32,956,982	70,601,883	63,339,540
Gross profit	10,666,091	9,091,238	21,773,252	18,691,184
Selling, general, and administrative expenses	7,595,317	7,164,986	15,187,021	13,719,587
Restructuring expenses	—	—	—	35,054
Operating income	3,070,774	1,926,252	6,586,231	4,936,543
Non-operating income (expense)
Other income, net	29,859	(23,741)	44,075	(23,692)
Interest expense	(703,211)	(872,954)	(1,318,907)	(1,214,076)
Total non-operating expense, net	(673,352)	(896,695)	(1,274,832)	(1,237,768)
Income – before income taxes	2,397,422	1,029,557	5,311,399	3,698,775
Income tax expense	729,012	430,385	1,596,152	1,265,952
Net income	$1,668,410	$599,172	$3,715,247	$2,432,823
Net income per share
Basic	$0.17	$0.06	$0.38	$0.25
Diluted	$0.17	$0.06	$0.38	$0.25
Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	2,432,823	2,432,823
Stock option expense	—	—	85,998	—	85,998
Exercise of warrants and options for common stock	37,275	37	103,952	—	103,989
Common stock issued for purchase of Intasco USA, Inc.	70,797	71	890,655		890,726
Cash dividends paid	—	—	—	(2,898,834)	(2,898,834)
Balance - July 3, 2016	9,699,932	$9,700	$45,432,793	$3,185,333	$48,627,826

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563
Net income	—	—	—	3,715,247	3,715,247
Stock option expense	—	—	75,016	—	75,016
Exercise of warrants and options for common stock	36,686	37	36,964	—	37,001
Cash dividends paid	—	—	—	(2,923,259)	(2,923,259)
Balance - July 2, 2017	9,756,458	$9,757	$45,637,217	$5,315,594	$50,962,568

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
Cash flows from operating activities
Net income	$3,715,247	$2,432,823
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,107,637	2,507,750
Amortization of debt issuance costs	66,039	61,517
Gain on sale of assets	(17,105)	(717)
Loss on extinguishment of debt	—	60,202
Bad debt adjustment	64,731	(190,993)
(Gain) loss on derivative instrument	(189,161)	145,153
Stock option expense	75,016	85,998
Deferred income taxes	240,067	(394,800)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(3,580,565)	(3,832,058)
Inventory	344,766	1,049,118
Prepaid expenses and other assets	(1,575,970)	161,046
Accounts payable	213,985	834,462
Accrued and other liabilities	(751,609)	419,501
Net cash provided by operating activities	1,713,078	3,339,002
Cash flows from investing activities
Purchases of property and equipment	(2,415,599)	(1,507,867)
Proceeds from sale of property and equipment	23,647	3,000
Acquisition of Intasco, net of cash acquired	—	(21,030,795)
Net cash used in investing activities	(2,391,952)	(22,535,662)
Cash flows from financing activities
Net change in bank overdraft	(805,182)	337,878
Proceeds from debt	—	32,000,000
Payments on term loans	(1,774,546)	(1,234,415)
Debt issuance costs	—	(514,441)
Proceeds from revolving credit facilities	6,246,763	7,634,630
Pay-off of old senior credit facility term debt	—	(15,375,000)
Proceeds from exercise of stock options and warrants	37,001	103,989
Distribution of cash dividends	(2,923,259)	(2,898,834)
Net cash provided by financing activities	780,777	20,053,807
Net increase (decrease) in cash and cash equivalents	101,903	857,147
Cash and cash equivalents – beginning of period	705,535	726,898
Cash and cash equivalents – end of period	$807,438	$1,584,045
Supplemental disclosure of cash flow Information – cash paid for
Interest	$1,237,849	$878,826
Income taxes	$1,670,064	$1,478,140
Supplemental disclosure of cash flow Information – non cash activities for
Common stock issued for purchase of Intasco USA, Inc.	$—	$890,726

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The quarterly and year to date period, which were 13 and 26 weeks during 2017, ended on July 2, 2017, and the quarterly and year to date period, which were 13 and 26 weeks during 2016, ended on July 3, 2016. Fiscal year 2016 ended on Sunday, January 1, 2017.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $702,240 and $655,312 at July 2, 2017 and January 1, 2017, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 26 weeks ended July 2, 2017 and 13 and 26 weeks ended July 3, 2016, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 26 weeks ended July 2, 2017 and 13 and 26 weeks ended July 3, 2016, respectively.

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

There were no impairment charges recognized during the 13 and 26 weeks ended July 2, 2017 and 13 and 26 weeks ended July 3, 2016, respectively.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported netted against the related debt instrument. Amounts paid to or on behalf of lenders are presented as a debt discount,and are also shown as a reduction of the associated debt instrument. Debt issuance costs on term debt are amortized using the straight line basis over the term of the related debt (which is immaterially different from the required effective interest method) while those related to revolving debt are amortized using a straight line basis over the term of the related debt.

At July 2, 2017 and January 1, 2017, debt issuance costs were $266,833 and $301,620, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $239,707 and $270,959, respectively. On April 29, 2016, the Company refinanced its existing term loan and revolving debt facility with new term loans and a new revolving debt facility which are further described in Note 6. The Company reviewed this refinancing for extinguishment accounting and concluded that $60,202 of the $160,111 remaining issuance costs not amortized on the old revolving debt facility qualified for extinguishment and were recognized as a loss on extinguishment immediately. The remaining $99,909 of unamortized issuance costs not extinguished on the old revolving debt facility and all of the $92,508 of remaining unamortized debt discounts on the old term loan did not meet extinguishment accounting and were therefore carried forward to the new revolving debt facility and term loans.

Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $33,019 and $66,039 for the 13 and 26 weeks ended July 2, 2017, respectively, and $36,737 and $61,517 for the 13 and 26 weeks ended July 3, 2016, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 and 26 weeks ended July 2, 2017 and 13 and 26 weeks ended July 3, 2016, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,295,043 and $2,938,750 of checks issued in excess of available cash balances at July 2, 2017 and January 1, 2017, respectively.

Stock Based Compensation — The Company accounts for its stock based compensation using the fair value of the award estimated at the grant date of the award. The Company estimates the fair value of awards, consisting of stock options, using the

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of July 2, 2017 and January 1, 2017. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 26 weeks ended July 2, 2017 and July 3, 2016, respectively.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 and 26 weeks ended July 2, 2017 and 13 and 26 weeks ended July 3, 2016, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: 15, 12, and 12 percent, respectively, during the 13 weeks ended July 2, 2017; 15, 11, and 12 percent, respectively, during the 26 weeks ended July 2, 2017; 12, 11, and 13 percent, respectively, during the 13 weeks ended July 3, 2016; and 12, 12, and 13 percent, respectively, during the 26 weeks ended July 3, 2016. No Tier 1 supplier represented more than 10 percent of direct Company sales for any period noted above. No customer accounted for more than 10 percent of direct accounts receivable as of July 2, 2017. GM accounted for 12 percent of direct accounts receivable as of January 1, 2017.

Labor Markets — At July 2, 2017, of the Company’s hourly plant employees working in the United States manufacturing facilities, 29 percent were covered under a collective bargaining agreement which expires in August 2019 while another 6 percent were covered under a separate collective bargaining agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At July 2, 2017, the Company’s exposure to assets and liabilities denominated in another currency

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2017 may increase or decrease.
International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 and 26 weeks ended July 2, 2017 and 13 and 26 weeks ended July 3, 2016, 13, 14, 11 and 11 percent, respectively, of the Company’s production occurred in Mexico. During the 13 and 26 weeks ended July 2, 2017 and 13 and 26 weeks ended July 3, 2016, 9, 9, 8 and 4 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 15, 11, and 1 percent, respectively during the 13 weeks ended July 2, 2017; 14, 11, and 1 percent, respectively, during the 26 weeks ended July 2, 2017; 12, 8, and 2 percent, respectively, during the 13 weeks ended July 3, 2016; and 12, 6, and 1 percent, respectively, during the 26 weeks ended July 3, 2016, of the Company’s total sales.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in Topic 850. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the consolidated statements of operations and cash flows will be generally consistent with current guidance. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2019. The Company believes the impact that the adoption of this guidance will have on its consolidated financial statements will be to materially increase assets and liabilities on the consolidated balance sheet, but it is not expected to materially impact the consolidated statements of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09), to simplify the accounting for share-based payment transactions. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company early adopted this ASU during 2016 and applied the change to this period and future periods in the consolidated financial statements. Excess tax benefits are no longer disclosed in the consolidated statements of cash flows as a result of this early adoption and are also recognized as income tax expense in the income statement. The Company adopted the provisions

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

related to forfeitures as well to record actual forfeitures as they occur, and the impact on our condensed consolidated balance sheet as of July 2, 2017 and January 1, 2017 was immaterial.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual or interim reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted the provisions related to this ASU during the 26 weeks ended July 2, 2017 and the impact was immaterial.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

consisted of customer contracts, trade names, and unpatented technology. For further detail of the Company's intangibles please see Note 5.

The consolidated operating results for the 13 and 26 weeks ended July 3, 2016 included the operating results of Intasco from April 29, 2016. Intasco's revenue included in the accompanying statement of operations for both the 13 and 26 weeks ended July 3, 2016, totaled $3,634,008, from the date of acquisition. Intasco's net income included in the accompanying statement of operations for both the 13 and 26 weeks ended July 3, 2016, totaled $(302,411), from the date of acquisition. The loss is primarily due to $521,071 of transaction costs incurred by the Company being recorded on Intasco's financial statements.

The following pro forma supplementary data for the 13 and 26 weeks July 3, 2016 gives effect to the acquisition of Intasco as if it had occurred on January 5, 2015 (the first day of the Company's 2015 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the dates assumed and does not project the Company’s results of operations for any future date.

	Thirteen Weeks Ended July 3, 2016	Twenty-Six Weeks Ended July 3, 2016
Net sales	$43,509,852	$87,877,251
Net income	$1,151,033	$3,028,561
Net income per common share – basic	$0.12	$0.31
Net income per common share – diluted	$0.12	$0.31

Note 3 — Inventory

Inventory consists of the following:

	July 2, 2017	January 1, 2017
Raw materials	$9,119,615	$9,513,980
Work in progress	785,268	623,504
Finished goods	6,481,959	6,594,124
Total inventory	$16,386,842	$16,731,608

Included in inventory are assets located in Mexico with a carrying amount of $3,170,161 at July 2, 2017 and $2,911,926 at January 1, 2017, and assets located in Canada with a carrying amount of $1,263,446 at July 2, 2017 and $1,180,400 at January 1, 2017.

The inventory acquired in the 2016 acquisition of Intasco included a fair value adjustment of $318,518 which was all included in cost of goods sold in 2016.

Note 4 — Property, Plant, and Equipment

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Property, plant, and equipment consists of the following:

	July 2, 2017	January 1, 2017	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,606,125	7,541,976	23 – 40
Shop equipment	15,579,483	13,003,025	7 – 10
Leasehold improvements	951,477	913,097	3 – 10
Office equipment	1,342,204	1,188,746	3 – 7
Mobile equipment	223,474	218,743	3
Construction in progress	986,014	1,425,090
Total cost	28,351,930	25,953,830
Accumulated depreciation	5,792,303	4,755,908
Net property, plant, and equipment	$22,559,627	$21,197,922

Depreciation expense was $548,201 and $1,047,355 for the 13 and 26 weeks ended July 2, 2017, respectively, and $455,108 and $872,463 for the 13 and 26 weeks ended July 3, 2016, respectively.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $2,390,705 and $1,586,472 at July 2, 2017 and January 1, 2017, respectively, and assets located in Canada with a carrying amount of $699,218 and $755,040 at July 2, 2017 and January 1, 2017, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at July 2, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$9,913,902	8.16
Trade names	4,673,044	1,014,717	16.43
Non-compete agreements	1,161,790	906,909	2.53
Unpatented technology	$1,534,787	$359,098	5.00
Total	$33,892,686	$12,194,626

Intangible assets of the Company consist of the following at January 1, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$8,240,853	8.16
Trade names	4,673,044	868,866	16.43
Non-compete agreements	1,161,790	818,585	2.53
Unpatented technology	1,534,787	$206,040	5.00
Total	$33,892,686	$10,134,344

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $1,030,593 and $2,060,282 for the 13 and 26 weeks ended July 2, 2017, respectively, and $930,286 and $1,635,287 for the 13 and 26 weeks ended July 3, 2016, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Estimated amortization expense is as follows:

2017	$2,060,648
2018	4,070,321
2019	3,945,264
2020	3,913,627
2021	2,455,712
Thereafter	5,252,488
Total	$21,698,060

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

Borrowings under the revolving line of credit were subject to a borrowing base, bore interest at the 30 day LIBOR plus a margin that ranged from 2.75 percent to 3.25 percent, and were secured by substantially all of the Company’s assets. The half percent range per annum on the term loan and revolving line of credit was determined quarterly based on the senior leverage ratio. The revolving line of credit was going to mature on December 18, 2017.

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

As of July 2, 2017, $26,724,441 was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 4.5438% percent per annum at July 2, 2017, and is secured by substantially all of the Company’s assets. At July 2, 2017, the maximum additional available borrowings under the New Revolver were $3,175,559, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Long term debt consists of the following:

	July 2, 2017	January 1, 2017
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.54383% per annum at July 2, 2017. At July 2, 2017, the balance of the US Term Loan is presented net of a debt discount of $160,514 from costs paid to or on behalf of the lenders.	$14,676,639	$15,862,309
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.54383% per annum at July 2, 2017. At July 2, 2017, the balance of the US Term Loan is presented net of a debt discount of $79,193 from costs paid to or on behalf of the lenders.	$13,514,557	$14,066,732

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	—	5,446
Total debt excluding New Revolver	28,691,196	30,434,487
Less current maturities	2,599,998	2,405,446
Long-term debt – Less current maturities	$26,091,198	$28,029,041

The New Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and debt service coverage ratio, as defined. As of July 2, 2017, the Company was in compliance with these financial covenants. Additionally, the US Term Loan and CA Term Loan each contain a provision, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and the total leverage ratio exceeds the defined threshold. The Company made a payment in the second quarter of 2017 in the amount of $569,095 on the US Term Loan as the cash flow and total leverage ratio exceeded the specified thresholds noted above.

Maturities on the Company’s New Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2017	$1,200,000
2018	3,000,000
2019	4,300,000
2020	4,000,000
2021	43,155,344
Thereafter	—
Total	55,655,344
Discounts	(239,707)
Debt issuance costs	(266,833)
Total debt – Net	$55,148,804

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

Effective June 30, 2016, as required under the New Credit Agreement, as discussed in Note 6, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. This terminated the old swap previously entered into on January 17, 2014. The notional amount at the effective date was $16,681,250 which decreases by $318,750 each quarter until June 30, 2017, and begins decreasing by $425,000 per quarter until June 29, 2018, when it begins decreasing by $531,250 per quarter until it expires on June 28, 2019. At July 2, 2017, the fair value of this new interest rate swap was $120,094, and was included in other long-term assets in the consolidated balance sheets. The Company paid $1,922 and $11,308, in the aggregate, in net monthly settlements with respect to the interest rate swap for the 13 and 26 weeks ended July 2, 2017. There were no payments by the Company with respect to the interest rate swap for both the 13 and 26 weeks ended July 3, 2016. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent USD notional amount of $3,300,000 and expired on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time will enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract was recognized in the accompanying consolidated balance sheets at its fair value and changes in its fair value were recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statements of operations. At July 2, 2017, the fair value of this new foreign currency forward contract was $0.

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

Note 9 — Stock Incentive Plans

2013 Stock Incentive Plan

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

2014 Omnibus Performance Award Plan

In 2014, the board of directors and stockholders adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan initially authorized the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March 2016 by our board of directors which was approved by our stockholders at our annual meeting of stockholders in June 2016, increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 450,000 shares of our common stock.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	35.00%	38.00%
Dividend yield	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5
Risk-free rate	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2017	629,880	$6.76	7.40
Granted	—	$—	0
Exercised	45,600	$3.33	0
Forfeited or expired	—	$3.33	0
Outstanding at July 2, 2017	584,280	$7.02	6.96	$1,378,901
Vested and exercisable at July 2, 2017	327,960	$5.56	6.62	$1,256,087

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of July 2, 2017 and multiplying this result by the related number of options outstanding and exercisable at July 2, 2017. The estimated fair value of the shares is based on the closing price of the stock of $9.39 as of July 2, 2017.

The Company recorded compensation expense of $37,508 and $75,016 for the 13 and 26 weeks ended July 2, 2017, respectively, and $46,900 and $85,998 for the 13 and 26 weeks ended July 3, 2016, respectively, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $11,380 and $22,542 for the 13 and 26 weeks ended July 2, 2017, respectively, and $17,195 and $29,434 for the 13 and 26 weeks ended July 3, 2016, respectively.

As of July 2, 2017, there was $282,442 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.69 years.

Note 10 — Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

Income tax expense for the 13 and 26 weeks ended July 2, 2017 was $729,012 and $1,596,152, respectively, compared to $430,385 and $1,265,952 for the 13 and 26 weeks ended July 3, 2016, respectively. During the 13 and 26 weeks ended July 2, 2017, the difference between the actual effective tax rate of 30.4% and 30.1%, respectively, and the statutory rate of 34.0% was due to income earning in jurisdictions with tax rates lower than the U.S. statutory rate, and the domestic production activities

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

deduction, or DPAD benefit in the U.S. During the 13 weeks ended July 3, 2016, the difference between the actual effective tax rate of 41.8% and the statutory rate of 34.0% was mainly a result of non-deductible transaction costs related to the Intasco acquisition. During the 26 weeks ended July 3, 2016, the effective tax rate and statutory rate were in alignment with each other.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2021. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Four of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $565,355 and $1,110,630 for the 13 and 26 weeks ended July 2, 2017, respectively, and $477,100 and $927,305 for the 13 and 26 weeks ended July 3, 2016, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at July 2, 2017:

2017	$1,067,430
2018	1,906,325
2019	1,472,932
2020	928,599
2021	111,977
Thereafter	18,886
Total	$5,506,149

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution in an amount up to the first 3 percent of such employee’s total compensation and 50 percent of the contribution in an amount equal up to the next 2 percent of such employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $114,597 and $235,417 for the 13 and 26 weeks ended July 2, 2017, respectively and $100,536 and $215,981 for the 13 and 26 weeks ended July 3, 2016, respectively.

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $677 and $1,955 for the 13 and 26 weeks ended July 2, 2017, respectively, and $1,671 and $1,671 for the 13 and 26 weeks ended July 3, 2016, respectively.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $11,230 and $25,319 for the 13 and 26 weeks ended July 2, 2017, respectively, and $15,248 and $15,248 for the 13 and 26 weeks ended July 3, 2016, respectively.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially required annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the initial public offering completed by the Company in July 2015, the agreement was amended to reduce the annual management fee by an amount equal to the total, if any, of annual cash retainers and equity awards paid as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 and $112,500 for the 13 and

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

26 weeks ended July 2, 2017, respectively, and $56,250 and $112,500 for the 13 and 26 weeks ended July 3, 2016. During the 13 and 26 weeks ended July 3, 2016, the Company paid acquisition related fees under the management agreement of $259,900 as a result of the Intasco acquisition on April 29, 2016.

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

The Company measures its foreign currency forward contract on a recurring basis based primarily on Level 2 inputs using the present value of future cash flows to be incurred on the contracts. In accordance with market standards and conventions for valuing such contracts, the transactions reflect the current direction and amounts expected in each currency, spot exchange rates at period-end, discount factors and forward interest rate curves for each relevant currency pair and future maturity date. This forward contract expired in the 26 weeks ended July 2, 2017.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

options and warrants. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended July 3, 2016	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
Basic earnings per share calculation:
Net income	$1,668,410	$599,172	$3,715,247	$2,432,823
Net income attributable to common stockholders	$1,668,410	$599,172	$3,715,247	$2,432,823
Weighted average shares outstanding	9,755,744	9,680,374	9,744,261	9,646,266
Net income per share-basic	$0.17	$0.06	$0.38	$0.25

Diluted earnings per share calculation:
Net income	$1,668,410	$599,172	$3,715,247	$2,432,823
Weighted average shares outstanding	9,755,744	9,680,374	9,744,261	9,646,266
Effect of dilutive securities:
Stock options(1)(2)	152,879	211,765	159,558	211,644
Warrants(1)(2)	1,575	13,702	1,644	11,536
Diluted weighted average shares outstanding	9,910,198	9,905,841	9,905,463	9,869,446
Net income per share-diluted	$0.17	$0.06	$0.38	$0.25

(1)Options to purchase 347,080 shares of common stock remaining to be exercised under the 2013 plan, and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Options to purchase 237,200 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015 as discussed in Note 1, were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

(2)Options to purchase 425,280 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015 as discussed in Note 1, were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 as discussed in Note 9 under the 2014 plan and options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016 were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.

Note 17 — Subsequent Event

Declaration of Cash Dividend

On August 7, 2017, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on September 7, 2017 to stockholders of record at the close of business on August 31, 2017. The aggregate amount of the dividend is approximately $1.5 million.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The second quarter of 2017 ended on July 2, 2017 and the second quarter of 2016 ended on July 3, 2016. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2016 fiscal year ended on January 1, 2017 and the current fiscal year will end on December 31, 2017. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Recent Developments

Dividend Declaration

On August 7, 2017, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on September 7, 2017 to stockholders of record at the close of business on August 31, 2017.

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

New Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent and the other lenders, entered into a Credit Agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million (the “New Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal Term Loan (the “CA Term Loan”) to the CA Borrower. In conjunction with the acquisition of Intasco, the Company's old senior credit facility was repaid and terminated. On the date of termination of the old senior credit facility, $15.40 million outstanding principal amount on the term loan under the old senior credit facility was repaid and $17.30 million outstanding was repaid on the revolver.

Comparison of Results of Operations for the Thirteen and Twenty-Six Weeks Ended July 2, 2017 and the Thirteen and Twenty-Six Weeks Ended July 3, 2016

On April 29, 2016, the Company acquired the business and substantially all of the assets of Intasco Corporation, a Canadian Corporation, for a purchase price of approximately $21.03 million, net of cash acquired at closing. On the same date, the US Buyer, an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. For the 13 and 26 weeks ended July 2, 2017, our financial results include the results of operations of the Intasco business.

Thirteen Weeks Ended July 2, 2017 and Thirteen Weeks Ended July 3, 2016

Net Sales

	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended July 3, 2016
	(in thousands)
Net sales	$44,518	$42,048

Net sales for the 13 weeks ended July 2, 2017 were approximately $44.52 million compared to $42.05 million for the 13 weeks ended July 3, 2016. The growth in sales for the 13 weeks ended July 2, 2017, was attributable to increased market penetration and new product introductions, including sales from Intasco which was acquired on April 29, 2016. For the 13 weeks ended July 2, 2017, Intasco results are included for the entire period compared to 9 weeks for the 13 weeks ended July 3, 2016.

Cost of Sales

	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended July 3, 2016
	(in thousands)
Materials	$22,468	$21,884
Direct labor and benefits	6,406	6,397
Manufacturing overhead	4,502	4,282
Sub-total	33,376	32,563
Depreciation	476	394
Cost of Sales	33,852	32,957
Gross Profit	$10,666	$9,091

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended July 3, 2016
Materials	50.4%	52.1%
Direct labor and benefits	14.4%	15.2%
Manufacturing overhead	10.1%	10.2%
Sub-total	74.9%	77.5%
Depreciation	1.1%	0.9%
Cost of Sales	76.0%	78.4%
Gross Profit	24.0%	21.6%

Cost of sales as a percentage of net sales for the 13 weeks ended July 2, 2017 decreased to 76.0% from 78.4% for the 13 weeks ended July 3, 2016. The decrease in cost of sales as a percentage of net sales was primarily attributable to lower costs of material and direct labor and benefits as a percentage of net sales, partially offset by an increase in depreciation expense. Material costs decreased to 50.4% of net sales for the 13 weeks ended July 2, 2017 from 52.1% for the 13 weeks ended July 3, 2016. The decline was due to favorable product mix in as well as increased costs in 2016 due to the amortization of the markup to fair market value of the inventory acquired in the Intasco acquisition. Direct labor and benefit costs as a percentage of net sales was 14.4% for the 13 weeks ended July 2, 2017 compared to 15.2% for the 13 weeks ended July 3, 2016. Labor and benefit costs as a percentage of net sales declined due to manufacturing efficiencies at existing facilities. Depreciation costs increased to 1.1% of net sales for the 13 weeks ended July 2, 2017 compared to 0.9% for the 13 weeks ended July 3, 2016. The increase was a result of the investment in new equipment we made to increase our capacity and add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in net sales and the decrease in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended July 2, 2017 increased to 24.0% from 21.6% for the 13 weeks ended July 3, 2016.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended July 3, 2016
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$6,492	$5,521
Transaction expenses	—	663
Subtotal	6,492	6,184
Depreciation and amortization	1,103	981
SG&A	$7,595	$7,165
SG&A as a % of net sales	17.1%	17.0%

SG&A as a percentage of net sales for the 13 weeks ended July 2, 2017 slightly increased to 17.1% from 17.0% for the 13 weeks ended July 3, 2016.

Operating Income

As a result of the foregoing factors, operating income for the 13 weeks ended July 2, 2017 was $3.07 million compared to operating income of $1.93 million for the 13 weeks ended July 3, 2016.

Non-Operating Expense

Non-operating expense for the 13 weeks ended July 2, 2017 was $0.67 million compared to $0.90 million for the 13 weeks ended July 3, 2016. The change in non-operating expense was primarily driven by a decrease in interest expense in the 13 weeks ended July 2, 2017. The higher interest expense in the 2016 period was due to the refinancing of our debt as part of the Intasco acquisition on April 29, 2016, which resulted in write-off of certain debt financing costs associated with the old credit facility, in addition to an unfavorable mark-to-market adjustment on the new interest rate swap that we entered into just prior to the result of the BREXIT vote in Europe.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended July 2, 2017 was $2.40 million, compared to $1.03 million for the 13 weeks ended July 3, 2016.

Income Tax Provision

During the 13 weeks ended July 2, 2017, income tax expense was $0.73 million, and the effective income tax rate was 30.4%. The difference between the actual effective rate and the statutory rate was due to income earning in jurisdictions with tax rates lower than the U.S. statutory rate, and the domestic production activities deduction, or DPAD benefit in the U.S. During the 13 weeks ended July 3, 2016, income tax expense was $0.43 million, and the effective income tax rate was 41.8%. The difference between the actual effective rate and the statutory rate was mainly a result of non-deductible transaction costs related to the Intasco acquisition. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of July 2, 2017. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of increased net sales and changes in expenses discussed above, net income for the 13 weeks ended July 2, 2017 was $1.67 million compared to $0.60 million during the 13 weeks ended July 3, 2016.

Twenty-Six Weeks Ended July 2, 2017 and Twenty-Six Weeks Ended July 3, 2016

Net Sales

	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
	(in thousands)
Net sales	$92,375	$82,031

Net sales for the 26 weeks ended July 2, 2017 were approximately $92.38 million compared to $82.03 million for the 13 weeks ended July 3, 2016. For the 26 weeks ended July 2, 2017, the growth in net sales was attributable to our increased market penetration and new product introductions, including 26 weeks of sales from the Intasco. The acquisition occurred on April 29, 2016, and only 9 weeks of Intasco sales are included for the 26 weeks ended July 3, 2016.

Cost of Sales

	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
	(in thousands)
Materials	$46,696	$41,878
Direct labor and benefits	13,483	12,346
Manufacturing overhead	9,518	8,346
Sub-total	69,697	62,570
Depreciation	905	770
Cost of Sales	70,602	63,340
Gross Profit	$21,773	$18,691

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
Materials	50.5%	51.1%
Direct labor and benefits	14.6%	15.0%
Manufacturing overhead	10.3%	10.2%
Sub-total	75.4%	76.3%
Depreciation	1.0%	0.9%
Cost of Sales	76.4%	77.2%
Gross Profit	23.6%	22.8%

Cost of sales as a percentage of net sales for the 26 weeks ended July 2, 2017 decreased to 76.4% from 77.2% for the 26 weeks ended July 3, 2016. The decrease in cost of sales as a percentage of net sales was primarily attributable to decreased costs of material and direct labor and benefits as a percentage of net sales. Material costs decreased to 50.5% of net sales for the 26 weeks ended July 2, 2017 from 51.1% for the 26 weeks ended July 3, 2016. The decline was primarily due to favorable product mix as well as increased costs in 2016 due to the amortization of the markup to fair market value of the inventory acquired in the Intasco acquisition. Direct labor and benefit costs as a percentage of net sales was 14.6% for the 26 weeks ended July 2, 2017 compared to 15.0% for the 26 weeks ended July 3, 2016. Labor and benefit costs as a percentage of net sales declined due to manufacturing efficiencies at existing facilities.

Gross Profit

As a result of the increase in net sales and the decrease in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 26 weeks ended July 2, 2017 increased to 23.6% from 22.8% for the 26 weeks ended July 3, 2016.

Selling, General and Administrative Expenses

	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$12,961	$11,134
Transaction expenses	23	848
Subtotal	12,984	11,982
Depreciation and amortization	2,203	1,738
SG&A	$15,187	$13,720
SG&A as a % of net sales	16.4%	16.7%

SG&A as a percentage of net sales for the 26 weeks ended July 2, 2017 decreased to 16.4% from 16.7% for the 26 weeks ended July 3, 2016. The decrease is primarily the result of leveraging our cost structure as sales increase.

Operating Income

As a result of the foregoing factors, operating income for the 26 weeks ended July 2, 2017 was $6.59 million compared to operating income of $4.94 million for the 26 weeks ended July 3, 2016.

Non-Operating Expense

Non-operating expense for the 26 weeks ended July 2, 2017 was $1.27 million compared to $1.24 million for the 26 weeks ended July 3, 2016. The change in non-operating expense was primarily driven by an increase in interest expense due to higher interest rates and a higher outstanding debt balance in the 26 weeks ended July 2, 2017.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 26 weeks ended July 2, 2017 was $5.31 million, compared to $3.70 million for the 26 weeks ended July 3, 2016.

Income Tax Provision

During the 26 weeks ended July 2, 2017, income tax expense was $1.60 million, and the effective income tax rate was 30.1%. The difference between the actual effective rate and the statutory rate was due to income earning in jurisdictions with tax rates lower than the U.S. statutory rate, and the domestic production activities deduction, or DPAD benefit in the U.S. During the 26 weeks ended July 3, 2016, income tax expense was $1.27 million, and the effective income tax rate was 34.2%. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of July 2, 2017. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of increased net sales and changes in expenses discussed above, net income for the 26 weeks ended July 2, 2017 was $3.72 million compared to $2.43 million during the 26 weeks ended July 3, 2016.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for Company management. In addition, the financial covenants in our new credit facility are based on Adjusted EBITDA, as calculated below, subject to dollar limitations on certain adjustments and certain other addbacks permitted by our new credit facility.

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

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, generally accepted accounting principles in the Unites States of America (GAAP) measures such as net income. Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include that: (1) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) it does not reflect changes in, or cash requirements for, our working capital needs; (3) it does not reflect income tax payments we may be required to make; and (4) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

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

Thirteen and Twenty-Six Weeks Ended July, 2 2017 and Thirteen and Twenty-Six Weeks Ended July 3, 2016

	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended July 3, 2016	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
	(in thousands)
Net income	$1,668	$599	$3,715	$2,433
Plus: Interest expense, net	703	873	1,319	1,214
Plus: Income tax expense	729	430	1,596	1,266
Plus: Depreciation and amortization	1,579	1,375	3,108	2,508
Plus: Non-cash stock award	38	47	75	86
Plus: Non-recurring integration expenses	—	57	3	69
Plus: Non-recurring step-up of inventory basis to fair market value	—	279	—	279
Plus: Transaction fees	—	663	23	848
Plus: Restructuring expenses	—	—	—	35
Plus: One-time consulting and licensing ERP system implementation costs	301	—	539	—
Adjusted EBITDA	$5,018	$4,323	$10,378	$8,738

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our New Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of July 2, 2017 and January 1, 2017, we had a cash balance of $0.81 million and $0.71 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of July 2, 2017 and January 1, 2017, we had $3.18 million and $9.42 million, respectively, available to be borrowed under our current revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

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

The following table presents cash flow data for the periods indicated.

	Twenty-Six Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 3, 2016
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$1,713	$3,339
Investing activities	(2,392)	(22,536)
Financing activities	781	20,054

Operating Activities

Cash provided by operating activities consists of: net income adjusted for non-cash items; including depreciation and amortization; gain or loss on sale of assets; gain or loss on extinguishments of debt; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.

During the twenty-six weeks ended July 2, 2017, net cash provided by operating activities was $1.71 million, compared to net cash provided by operating activities of $3.34 million for the twenty-six weeks ended July 3, 2016.

Net cash provided by operations for the twenty-six weeks ended July 2, 2017 was also mainly impacted by working capital changes, primarily due to increases in accounts receivable and prepaid expense balances, resulting from the expansion of our operations.

Net cash provided by operations for the twenty-six weeks ended July 3, 2016 was also impacted by working capital changes, primarily due to increases in accounts receivable as our sales increased, offset by a decline in inventory, as we sold stock built up at the end of 2015.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the twenty-six weeks ended July 2, 2017 and twenty-six weeks ended July 3, 2016, we made capital expenditures of $2.42 million and $1.51 million, respectively. We also acquired Intasco for a purchase price, net of cash acquired, of $21.03 million during the twenty-six weeks ended July 3, 2016.

We plan to spend a total of approximately $5.30 million in capital expenditures during 2017, including the $2.42 million spent to date.

Financing Activities

Cash flows provided by financing activities consists primarily of borrowings and payments under our new and old senior credit facility, debt issuance costs, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the twenty-six weeks ended July 2, 2017, we had inflows of $0.78 million primarily due to $6.25 million net proceeds from borrowings under our revolving credit facility. These inflows were partially offset by $1.78 million of pay-off of the principal amount of our term loans under our new senior credit facility, and $2.92 million for payments of cash dividends.

As of July 2, 2017, $26.72 million was outstanding under the new revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to a borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of July 2, 2017, the maximum additional available borrowings under the new revolver was $3.18 million. Amounts repaid under the new revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

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

New Credit Agreement

On April 29, 2016, the US Borrower and the CA Borrower and Citizens, acting as lender and Administrative Agent and the other lenders, entered into the New Credit Agreement providing for borrowings of up to the aggregate principal amount of $62.00 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million to the US Borrower, a $17.00 million principal amount term loan to the US Borrower, and a $15.00 million term loan to the CA Borrower. The borrowings were used to finance the acquisition of Intasco, including working capital adjustments and amounts paid into escrow, plus to repay the Company’s existing senior credit facility, which was terminated as noted below.

The New Revolver, US Term Loan, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of July 2, 2017 was 4.5438%.

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

We are permitted to prepay in part or in full the amounts due under the New Credit Agreement without penalty, provided that with respect to prepayment of the New Revolver at least $0.10 million remains outstanding. Our obligations under the New Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the U.S. Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the New Revolver and US Term Loan and CA Term Loan will increase by 3.0% per annum plus the then applicable rate. The New Credit Agreement requires that we repay both the US Term Loan and CA Term Loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 1, 2017 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of such year is less than 2:00 to 1:00. Additionally, the US Term Loan and CA Term Loan contains a clause, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and certain performance thresholds are not met. The Company made a payment in the second quarter of 2017 in the amount of $569,095 on the US Term Loan. The Company entered into an amendment to allow for the sale by the US Borrower and its domestic subsidiaries of accounts receivable, pursuant to agreements in form and content satisfactory to the Administrative Agent, in an aggregate amount of not more than $3,000,000 in any calendar month. To date, we have not sold any receivables and there are currently no plans to do so.

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

Effective June 30, 2016, as required under the New Credit Agreement, the Company purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The interest rate swap requires the Company to pay a fixed rate of 1.055% while receiving a variable rate of one-month LIBOR. The notional amount at the effective date began at $16.68 million and decreases by $0.3

2 million each quarter until June 30, 2017, when it begins decreasing by $0.43 million per quarter until June 29, 2018, when it begins decreasing by $0.53 million until it expires on June 28, 2019. The interest rate swap was recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of July 2, 2017, we were in compliance with all loan covenants.

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

Old Senior Credit Facility

Until April 29, 2016, we maintained a senior credit facility with Citizens Bank, National Association pursuant to which we could borrow up to $25.00 million under a revolving line of credit and up to $20.00 million under a term loan. The borrower under the facility was Unique Fabricating NA, Inc., and borrowings were guaranteed by the Company and each of our subsidiaries. The term loan bore interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5% per annum. The term loan would have matured in December 2017. The revolver bore interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. The half percent range per annum on the term loan and revolver was determined quarterly based on the senior leverage ratio. We were permitted to prepay in part or in full amounts due under the senior credit facility without penalty. The senior credit facility required that we repay term loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 3, 2016 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of each year was less than 2:00 to 1:00.

On April 29, 2016, in conjunction with the acquisition of Intasco, the old senior credit facility was repaid and terminated and replaced with a new senior credit facility which is described above. On the date of termination of the old senior credit facility, $15.38 million outstanding was repaid on the term loan and $17.26 million outstanding was repaid on the revolver.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of July 2, 2017 have not changed materially since the amounts as of January 1, 2017 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. To date, substantially all of our net sales and operating expenses have been denominated in U.S. dollars, therefore we are not currently subject to significant foreign currency risk. However, if our international operations continue to grow, our risks associated with fluctuation in currency rates may become greater. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. We intend to continue to assess our approach to managing this potential risk. We do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our consolidated financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements. However, in order to mitigate some of the risk that we do have with regard to foreign currency, effective June 29, 2016 we entered into a 1 year foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent USD notional amount of $3.30 million and expired on June 30, 2017. See Note 7 to our consolidated financial statements for further information.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the twenty-six weeks ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

UNIQUE FABRICATING, INC.

Date: August 7, 2017	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: August 7, 2017	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)