Form 10-Q
period 2017-10-01
Unique Fabricating, Inc.
filed 2017-11-09
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of November 3, 2017 the registrant had 9,757,563 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of October 1, 2017 (unaudited) and as of January 1, 2017 (unaudited)	1
Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended October 1, 2017 (unaudited) and thirteen and thirty-nine week periods ended October 2, 2016 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirty-nine week period ended October 1, 2017 (unaudited) and the thirty-nine week period ended October 2, 2016 (unaudited)	3
Consolidated Statements of Cash Flows for the thirty-nine week period ended October 1, 2017 (unaudited) and thirty-nine week period ended October 2, 2016 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
Part II Other Information	36
Signatures	38

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets (unaudited)

	October 1, 2017	January 1, 2017
Assets
Current assets
Cash and cash equivalents	$1,016,308	$705,535
Accounts receivable – net	28,972,129	26,887,945
Inventory – net	17,031,955	16,731,608
Prepaid expenses and other current assets:
Prepaid expenses and other	3,771,880	2,087,069
Refundable taxes	900,767	783,139
Total current assets	51,693,039	47,195,296
Property, plant, and equipment – net	22,959,606	21,197,922
Goodwill	28,871,179	28,871,179
Intangible assets– net	20,666,921	23,758,342
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	312,913	266,369
Deferred tax asset	399,405	193,577
Total assets	$125,957,183	$122,536,805
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,404,097	$13,451,816
Current maturities of long-term debt	3,506,248	2,405,446
Income taxes payable	84,383	610,825
Accrued compensation	3,195,607	2,734,155
Other accrued liabilities	1,117,899	1,065,740
Other liabilities	—	168,880
Total current liabilities	21,308,234	20,436,862
Long-term debt – net of current portion	28,364,454	28,029,041
Line of credit-net	22,065,563	20,176,058
Deferred tax liability	3,964,663	3,836,281
Total liabilities	75,702,914	72,478,242
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,757,563 and 9,719,772 issued and outstanding at October 1, 2017 and January 1, 2017, respectively	9,758	9,720
Additional paid-in-capital	45,677,445	45,525,237
Retained earnings	4,567,066	4,523,606
Total stockholders’ equity	50,254,269	50,058,563
Total liabilities and stockholders’ equity	$125,957,183	$122,536,805

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
Net sales	$41,231,366	$44,753,565	$133,606,501	$126,784,289
Cost of sales	32,256,440	33,503,217	102,858,323	96,842,757
Gross profit	8,974,926	11,250,348	30,748,178	29,941,532
Selling, general, and administrative expenses	7,268,812	6,949,034	22,455,833	20,668,621
Restructuring expenses	—	—	—	35,054
Operating income	1,706,114	4,301,314	8,292,345	9,237,857
Non-operating income (expense)
Other income, net	39,673	(1,511)	83,748	(25,203)
Interest expense	(770,149)	(525,167)	(2,089,056)	(1,739,243)
Total non-operating expense, net	(730,476)	(526,678)	(2,005,308)	(1,764,446)
Income – before income taxes	975,638	3,774,636	6,287,037	7,473,411
Income tax expense	260,532	1,254,437	1,856,684	2,520,389
Net income	$715,106	$2,520,199	$4,430,353	$4,953,022
Net income per share
Basic	$0.07	$0.26	$0.45	$0.51
Diluted	$0.07	$0.25	$0.45	$0.50
Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	4,953,022	4,953,022
Stock option expense	—	—	126,733	—	126,733
Exercise of warrants and options for common stock	48,808	48	103,941	—	103,989
Common stock issued for purchase of Intasco USA, Inc.	70,797	71	890,655		890,726
Cash dividends paid	—	—	—	(4,354,106)	(4,354,106)
Balance - October 2, 2016	9,711,465	$9,711	$45,473,517	$4,250,260	$49,733,488

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563
Net income	—	—	—	4,430,353	4,430,353
Stock option expense	—	—	115,245	—	115,245
Exercise of warrants and options for common stock	37,791	38	36,963	—	37,001
Cash dividends paid	—	—	—	(4,386,893)	(4,386,893)
Balance - October 1, 2017	9,757,563	$9,758	$45,677,445	$4,567,066	$50,254,269

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
Cash flows from operating activities
Net income	$4,430,353	$4,953,022
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,703,909	3,996,472
Amortization of debt issuance costs	113,412	94,537
Loss on sale of assets	12,442	13,867
Loss on extinguishment of debt	—	60,202
Bad debt adjustment	96,531	(168,830)
(Gain) loss on derivative instrument	(188,054)	183,402
Stock option expense	115,245	126,733
Deferred income taxes	(77,446)	(509,408)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(2,180,715)	(6,777,982)
Inventory	(300,347)	269,870
Prepaid expenses and other assets	(1,829,809)	(194,521)
Accounts payable	758,356	3,186,895
Accrued and other liabilities	(12,831)	209,308
Net cash provided by operating activities	5,641,046	5,443,567
Cash flows from investing activities
Purchases of property and equipment	(3,466,432)	(2,443,251)
Proceeds from sale of property and equipment	29,347	12,181
Acquisition of Intasco, net of cash acquired	—	(21,030,795)
Working capital adjustment from acquisition of Intasco	—	212,823
Net cash used in investing activities	(3,437,085)	(23,249,042)
Cash flows from financing activities
Net change in bank overdraft	(806,075)	846,220
Proceeds from debt	—	32,000,000
Payments on term loans	(2,574,545)	(1,839,212)
Debt issuance costs	—	(514,441)
Proceeds from revolving credit facilities, net	5,837,324	7,716,220
Pay-off of old senior credit facility term debt	—	(15,375,000)
Proceeds from exercise of stock options and warrants	37,001	103,989
Distribution of cash dividends	(4,386,893)	(4,354,106)
Net cash provided by financing activities	(1,893,188)	18,583,670
Net increase (decrease) in cash and cash equivalents	310,773	778,195
Cash and cash equivalents – beginning of period	705,535	726,898
Cash and cash equivalents – end of period	$1,016,308	$1,505,093
Supplemental disclosure of cash flow Information – cash paid for
Interest	$1,953,206	$1,304,890
Income taxes	$1,793,316	$2,519,010
Supplemental disclosure of cash flow Information – non cash activities for
Common stock issued for purchase of Intasco USA, Inc.	$—	$890,726

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The quarterly and year to date periods, which were 13 and 39 weeks during 2017, ended on October 1, 2017, and the quarterly and year to date periods, which were 13 and 39 weeks during 2016, ended on October 2, 2016. Fiscal year 2016 ended on Sunday, January 1, 2017.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $729,077 and $655,312 at October 1, 2017 and January 1, 2017, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 39 weeks ended October 1, 2017 and 13 and 39 weeks ended October 2, 2016, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 39 weeks ended October 1, 2017 and 13 and 39 weeks ended October 2, 2016, respectively.

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

There were no impairment charges recognized during the 13 and 39 weeks ended October 1, 2017 and the 13 and 39 weeks ended October 2, 2016, respectively.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported netted against the related debt instrument. Amounts paid to or on behalf of lenders are presented as a debt discount and are also shown as a reduction of the associated debt instrument. Debt issuance costs on term debt are amortized using the straight line basis over the term of the related debt (which is immaterially different from the required effective interest method) while those related to revolving debt are amortized using a straight line basis over the term of the related debt.

At October 1, 2017 and January 1, 2017, debt issuance costs were $249,439 and $301,620, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $260,201 and $270,959, respectively. On April 29, 2016, the Company refinanced its existing term loan and revolving debt facility with new term loans and a new revolving debt facility which are further described in Note 6. The Company reviewed this refinancing for extinguishment accounting and concluded that $60,202 of the $160,111 remaining issuance costs not amortized on the old revolving debt facility qualified for extinguishment and were recognized as a loss on extinguishment immediately. The remaining $99,909 of unamortized issuance costs not extinguished on the old revolving debt facility and all of the $92,508 of remaining unamortized debt discounts on the old term loan did not meet extinguishment accounting and were therefore carried forward to the new revolving debt facility and term loans.

Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $47,373 and $113,412 for the 13 and 39 weeks ended October 1, 2017, respectively, and $33,019 and $94,537 for the 13 and 39 weeks ended October 2, 2016, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 and 39 weeks ended October 1, 2017 and 13 and 39 weeks ended October 2, 2016, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,264,314 and $2,938,750 of checks issued in excess of available cash balances at October 1, 2017 and January 1, 2017, respectively.

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of October 1, 2017 and January 1, 2017. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 39 weeks ended October 1, 2017 and October 2, 2016, respectively.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 and 39 weeks ended October 1, 2017 and 13 and 39 weeks ended October 2, 2016, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: 13, 14, and 11 percent, respectively, during the 13 weeks ended October 1, 2017; 14, 12, and 12 percent, respectively, during the 39 weeks ended October 1, 2017; 17, 10, and 12 percent, respectively, during the 13 weeks ended October 2, 2016; and 14, 11, and 13 percent, respectively, during the 39 weeks ended October 2, 2016. No Tier 1 supplier represented more than 10 percent of direct Company sales for any period noted above. No customer accounted for more than 10 percent of direct accounts receivable as of October 1, 2017. GM accounted for 12 percent of direct accounts receivable as of January 1, 2017.

Labor Markets — At October 1, 2017, of the Company’s hourly plant employees working in the United States manufacturing facilities, 32 percent were covered under a collective bargaining agreement which expires in August 2019 while another 6 percent were covered under a separate collective bargaining agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At October 1, 2017, the Company’s exposure to assets and liabilities denominated in another

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2017 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 and 39 weeks ended October 1, 2017 and 13 and 39 weeks ended October 2, 2016, 16, 14, 12 and 11 percent, respectively, of the Company’s production occurred in Mexico. During the 13 and 39 weeks ended October 1, 2017 and 13 and 39 weeks ended October 2, 2016, 10, 11, 8 and 5 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 17, 9, and 2 percent, respectively during the 13 weeks ended October 1, 2017; 15, 10, and 1 percent, respectively, during the 39 weeks ended October 1, 2017; 12, 9, and 1 percent, respectively, during the 13 weeks ended October 2, 2016; and 12, 7, and 1 percent, respectively, during the 39 weeks ended October 2, 2016, of the Company’s total sales.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the consolidated statements of operations and cash flows will be generally consistent with current guidance. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2019. The Company believes the impact that the adoption of this guidance will have on its consolidated financial statements will be to materially increase assets and liabilities on the consolidated balance sheet, but it is not expected to materially impact the consolidated statements of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09), to simplify the accounting for share-based payment transactions. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company early adopted this ASU during 2016 and applied the change to this period and future periods in the consolidated financial statements. Excess tax benefits are no longer disclosed in the consolidated statements of cash flows as a result of this

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

early adoption and are also recognized as income tax expense in the income statement. The Company adopted the provisions related to forfeitures as well to record actual forfeitures as they occur, and the impact on our condensed consolidated balance sheet as of October 1, 2017 and January 1, 2017 was immaterial.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual or interim reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted the provisions related to this ASU during the 39 weeks ended October 1, 2017 and the impact is expected to be immaterial.

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

The consolidated operating results for the 13 and 39 weeks ended October 2, 2016 included the operating results of Intasco from April 29, 2016. Intasco's revenue included in the accompanying statement of operations for the 13 and 39 weeks ended October 2, 2016, totaled $4,338,694 and $8,022,702, respectively from the date of acquisition. Intasco's net income included in the accompanying statement of operations for the 13 and 39 weeks ended October 2, 2016, totaled $$254,833 and $(47,578), respectively from the date of acquisition. The loss was primarily due to $521,071 of transaction costs incurred by the Company being recorded on Intasco's financial statements.

The following pro forma supplementary data for the 13 and 39 weeks October 2, 2016 gives effect to the acquisition of Intasco as if it had occurred on January 5, 2015 (the first day of the Company's 2015 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the dates assumed and does not project the Company’s results of operations for any future date.

	Thirteen Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 2, 2016
Net sales	$44,753,565	$132,630,816
Net income	$2,216,205	$5,244,766
Net income per common share – basic	$0.23	$0.54
Net income per common share – diluted	$0.22	$0.53

Note 3 — Inventory

Inventory consists of the following:

	October 1, 2017	January 1, 2017
Raw materials	$9,452,816	$9,513,980
Work in progress	696,590	623,504
Finished goods	6,882,549	6,594,124
Total inventory	$17,031,955	$16,731,608

Included in inventory are assets located in Mexico with a carrying amount of $3,546,956 at October 1, 2017 and $2,911,926 at January 1, 2017, and assets located in Canada with a carrying amount of $1,442,008 at October 1, 2017 and $1,180,400 at January 1, 2017.

The inventory acquired in the 2016 acquisition of Intasco included a fair value adjustment of $318,518 which was all included in cost of goods sold in 2016.

Note 4 — Property, Plant, and Equipment

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Property, plant, and equipment consists of the following:

	October 1, 2017	January 1, 2017	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,606,125	7,541,976	23 – 40
Shop equipment	16,042,895	13,003,025	7 – 10
Leasehold improvements	997,277	913,097	3 – 10
Office equipment	1,391,781	1,188,746	3 – 7
Mobile equipment	223,474	218,743	3
Construction in progress	1,367,955	1,425,090
Total cost	29,292,660	25,953,830
Accumulated depreciation	6,333,054	4,755,908
Net property, plant, and equipment	$22,959,606	$21,197,922

Depreciation expense was $565,132 and $1,612,487 for the 13 and 39 weeks ended October 1, 2017, respectively, and $457,584 and $1,330,047 for the 13 and 39 weeks ended October 2, 2016, respectively.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $2,589,314 and $1,586,472 at October 1, 2017 and January 1, 2017, respectively, and assets located in Canada with a carrying amount of $675,686 and $755,040 at October 1, 2017 and January 1, 2017, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at October 1, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$10,751,424	8.16
Trade names	4,673,044	1,087,643	16.43
Non-compete agreements	1,161,790	951,071	2.53
Unpatented technology	$1,534,787	$435,627	5.00
Total	$33,892,686	$13,225,765

Intangible assets of the Company consist of the following at January 1, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$8,240,853	8.16
Trade names	4,673,044	868,866	16.43
Non-compete agreements	1,161,790	818,585	2.53
Unpatented technology	1,534,787	$206,040	5.00
Total	$33,892,686	$10,134,344

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $1,031,140 and $3,091,422 for the 13 and 39 weeks ended October 1, 2017, respectively, and $1,031,138 and $2,666,425 for the 13 and 39 weeks ended October 2, 2016, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Estimated amortization expense is as follows:

2017	$1,029,509
2018	4,070,321
2019	3,945,264
2020	3,913,627
2021	2,455,712
Thereafter	5,252,488
Total	$20,666,921

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

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the New Credit Agreement, with Citizens acting as syndication agent, and other lenders. The Amendment converted $4.0 million of outstanding borrowings under the New Revolver under into an additional $4.0 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the New Revolver did not reduce the aggregate amount available to be borrowed under it.

The New Revolver, US Term Loan, US Term Loan II, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.50% per annum in the case of the Base Rate and 2.75% to 3.50% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

As of October 1, 2017, $22,315,002 was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 4.7356% percent per annum at October 1, 2017, and is secured by substantially all of the Company’s assets. At October 1, 2017, the maximum additional available borrowings under the New Revolver were $7,584,998, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available to be borrowed under the New Revolver is further subject to borrowing base restrictions.

Long term debt consists of the following:

	October 1, 2017	January 1, 2017
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.7356% per annum at October 1, 2017. At October 1, 2017, the balance of the US Term Loan is presented net of a debt discount of $150,051 from costs paid to or on behalf of the lenders.	$14,368,352	$15,862,309
US Term Loan II, payable to lenders in quarterly installments of $200,000 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.7356% per annum at October 1, 2017. At October 1, 2017, the balance of the US Term Loan II is presented net of a debt discount of $36,119 from costs paid to or on behalf of the lenders.	$3,763,881	$—
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 4.7356% per annum at October 1, 2017. At October 1, 2017, the balance of the US Term Loan is presented net of a debt discount of $74,031 from costs paid to or on behalf of the lenders.	$13,238,469	$14,066,732

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	—	5,446
Total debt excluding New Revolver	31,870,702	30,434,487
Less current maturities	3,506,248	2,405,446
Long-term debt – Less current maturities	$28,364,454	$28,029,041

The New Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined. As of October 1, 2017, the Company was in compliance with these financial covenants. Additionally, the US Term Loan and CA Term Loan each contain a provision, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and the total leverage ratio exceeds the defined threshold. The Company made a payment in the second quarter of 2017 in the amount of $569,095 on the US Term Loan as the cash flow and total leverage ratio exceeded the specified thresholds noted above.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Maturities on the Company’s New Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2017	$800,000
2018	3,800,000
2019	5,100,000
2020	4,800,000
2021	39,945,905
Thereafter	—
Total	54,445,905
Discounts	(260,201)
Debt issuance costs	(249,439)
Total debt – Net	$53,936,265

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

Effective June 30, 2016, as required under the New Credit Agreement, and as discussed in Note 6, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount beginning immediately. This terminated the old swap previously entered into on January 17, 2014. The notional amount at the effective date was $16,681,250 which decreased by $318,750 each quarter until June 30, 2017, and began decreasing by $425,000 per quarter until June 29, 2018, when it will begin decreasing by $531,250 per quarter until it expires on June 28, 2019. At October 1, 2017, the fair value of this new interest rate swap was $120,094, and was included in other long-term assets in the consolidated balance sheets. The Company paid $(6,878) and $13,231, in the aggregate, in net monthly settlements with respect to the interest rate swap for the 13 and 39 weeks ended October 1, 2017. The Company paid $23,291 with respect to the interest rate swap for both the 13 and 39 weeks ended October 2, 2016. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Subsequent to October 1, 2017, effective October 2, 2017, as required under the US Term Loan II, as discussed in Note 6, the Company entered into an additional interest rate swap with requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on half of the notional amount beginning immediately. The notional amount at the effective date was $1,900,000 which decreases by $100,000 each quarter until it expires on September 30, 2020.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent USD notional amount of $3,300,000 and expired on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time may enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract was recognized in the accompanying consolidated balance sheets at its fair value and changes in its fair value were recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statements of operations. At October 1, 2017, the fair value of this foreign currency forward contract was $0.

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

On July 17, 2013 and January 1, 2014, the board of directors approved the issuance of 375,000 and 120,000 non statutory stock option awards, respectively, to employees of the Company with an exercise price of $3.33 per share with a weighted average grant date fair value of $86,450 and $42,000 respectively. On April 29, 2016 the Company issued 7,200 non statutory stock option awards to employees of the Company with an exercise price of $12.58 and with a weighted average grant date fair value of $20,160. On September 15, 2017 the Company issued 5,000 non statutory stock option awards to employees of the Company with an exercise price of $7.65 and with a weighted average grant date fair value of $7,050. All 4 grants of awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company. Upon termination, the Company may repurchase the vested awards at their fair value (or their exercise price if terminated for cause) prior to their exercise.

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

	September 15, 2017	April 29, 2016	January 1, 2014	July 17, 2013
Expected volatility	40.00%	40.00%	34.00%	34.00%
Dividend yield	7.00%	5.00%	—%	—%
Expected term (in years)	7	5	4	4
Risk-free rate	1.81%	1.28%	1.27%	0.96%

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

On November 20, 2015, the board of directors approved the issuance of incentive stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $11.50 per share with a weighted average grant date fair value of $33,500. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the August 17, 2015 grants discussed above.

On April 29, 2016, the board of directors approved the issuance of incentive stock option awards for 5,000 shares to employees of the Company. All of the awards had an exercise price of $12.58 per share with a weighted average grant date fair value of $14,000. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the November 20 and August 17, 2015 grants discussed above.

On September 15, 2017 the board of directors approved the issuance of incentive stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $7.65 with a weighted average grant date fair value of $21,150. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the November 20, August 17, 2015, and April 29, 2016 grants discussed above.

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

	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	35.00%	38.00%
Dividend yield	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	7	5	5	5
Risk-free rate	1.81%	1.28%	1.70%	1.58%

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2017	629,880	$6.76	7.40
Granted	20,000	$7.65	10.00
Exercised	47,400	$3.33	0
Forfeited or expired	—	$—	0
Outstanding at October 1, 2017	602,480	$7.06	6.82	$837,447
Vested and exercisable at October 1, 2017	451,160	$5.92	6.46	$1,141,435

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of October 1, 2017 and multiplying this result by the related number of options outstanding and exercisable at October 1, 2017. The estimated fair value of the shares is based on the closing price of the stock of $8.45 as of October 1, 2017.

The Company recorded compensation expense of $40,229 and $115,245 for the 13 and 39 weeks ended October 1, 2017, respectively, and $40,736 and $126,733 for the 13 and 39 weeks ended October 2, 2016, respectively, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $8,232 and $30,774 for the 13 and 39 weeks ended October 1, 2017, respectively, and $13,941 and $43,376 for the 13 and 39 weeks ended October 2, 2016, respectively.

As of October 1, 2017, there was $270,411 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.98 years.

Note 10 — Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

Income tax expense for the 13 and 39 weeks ended October 1, 2017 was $260,532 and $1,856,684, respectively, compared to $1,254,437 and $2,520,389 for the 13 and 39 weeks ended October 2, 2016, respectively. During the 13 and 39 weeks ended October 1, 2017, the difference between the actual effective tax rate of 26.7% and 29.5%, respectively, and the statutory rate of 34.0% was due to income earning in jurisdictions with tax rates lower than the U.S. statutory rate, and the domestic production activities deduction, or DPAD benefit in the U.S. During both the 13 and 39 weeks ended October 2, 2016, the effective tax rate and statutory rate were in alignment with each other.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2021. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Four of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $550,452 and $1,661,082 for the 13 and 39 weeks ended October 1, 2017, respectively, and $577,470 and $1,504,775 for the 13 and 39 weeks ended October 2, 2016, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at October 1, 2017:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2017	$503,294
2018	1,892,642
2019	1,472,932
2020	928,599
2021	111,977
Thereafter	18,886
Total	$4,928,330

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution in an amount up to the first 3 percent of such employee’s total compensation and 50 percent of the contribution in an amount equal up to the next 2 percent of such employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $81,615 and $317,032 for the 13 and 39 weeks ended October 1, 2017, respectively and $96,088 and $312,069 for the 13 and 39 weeks ended October 2, 2016, respectively.

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $621 and $2,576 for the 13 and 39 weeks ended October 1, 2017, respectively, and $556 and $2,227 for the 13 and 39 weeks ended October 2, 2016, respectively.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $8,475 and $33,794 for the 13 and 39 weeks ended October 1, 2017, respectively, and $4,872 and $20,120 for the 13 and 39 weeks ended October 2, 2016, respectively.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially required annual management fees of $300,000 and additional fees for assistance provided in connection with acquisitions. Effective upon completion of the initial public offering by the Company in July 2015, the agreement was amended to reduce the annual management fee by an amount equal to the total, if any, of annual cash retainers and equity awards paid as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 and $168,750 for the 13 and 39 weeks ended October 1, 2017, respectively, and $56,250 and $168,750 for the 13 and 39 weeks ended October 2, 2016. During the 39 weeks ended October 2, 2016, the Company paid acquisition related fees under the management agreement of $259,900 as a result of the Intasco acquisition on April 29, 2016.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company measures its foreign currency forward contract on a recurring basis based primarily on Level 2 inputs using the present value of future cash flows to be incurred on the contracts. In accordance with market standards and conventions for valuing such contracts, the transactions reflect the current direction and amounts expected in each currency, spot exchange rates at period-end, discount factors and forward interest rate curves for each relevant currency pair and future maturity date. This forward contract expired in the 26 weeks ended October 1, 2017.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
Basic earnings per share calculation:
Net income	$715,106	$2,520,199	$4,430,353	$4,953,022
Net income attributable to common stockholders	$715,106	$2,520,199	$4,430,353	$4,953,022
Weighted average shares outstanding	9,757,187	9,703,791	9,748,743	9,665,441
Net income per share-basic	$0.07	$0.26	$0.45	$0.51

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Diluted earnings per share calculation:
Net income	$715,106	$2,520,199	$4,430,353	$4,953,022
Weighted average shares outstanding	9,757,187	9,703,791	9,748,743	9,665,441
Effect of dilutive securities:
Stock options(1)(2)	139,654	204,111	152,924	209,133
Warrants(1)(2)	1,432	11,054	1,573	11,375
Diluted weighted average shares outstanding	9,898,273	9,918,956	9,903,240	9,885,949
Net income per share-diluted	$0.07	$0.25	$0.45	$0.50

(1)Options to purchase 357,480 shares of common stock remaining to be exercised under the 2013 plan, and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in September 2017, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

(2)Options to purchase 409,680 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 as discussed in Note 9 under the 2014 plan and options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016 were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.

Note 17 — Subsequent Event

Declaration of Cash Dividend

On November 9, 2017, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on December 7, 2017 to stockholders of record at the close of business on November 30, 2017. The aggregate amount of the dividend is approximately $1.5 million.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The third quarter of 2017 ended on October 1, 2017 and the third quarter of 2016 ended on October 2, 2016. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2016 fiscal year ended on January 1, 2017 and the current fiscal year will end on December 31, 2017. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Recent Developments

Trends, Uncertainties and Opportunities

Our business is directly related to automotive sales and more specifically automotive vehicle production in North America. Light vehicle sales for the first nine months of 2017 decreased about 2% compared to the same period of 2016, driven by a decline in passenger car sales of about 9%. Helped by continued low fuel prices, light truck and SUV market demand however continued to be relatively strong in this year's first nine months, with sales up 3% compared to last year. Overall light vehicle production increased by 2% in North America in 2016, as consumer demand for vehicles increased. However, after several years of increases, consumer demand for light vehicles in North America has decreased this year, primarily due to reduced demand for passenger cars. This has resulted in a 3.6% decrease in overall North American light vehicle production in the first nine months of 2017, with passenger car production down 12% and light truck/SUV production 2% higher. This shift in demand and production from passenger cars to light trucks and SUVs has caused overall production levels to fall, since much light truck and SUV production is already at capacity. There have been a number of plant shutdowns to reduce excess vehicle inventory levels, particularly in passenger cars. Days’ supply of total light vehicles in the U.S. at the end of September 2017 was around 64 days, up from 62 days at the end of December 2016 and comparable with September 2016. As Unique is heavily dependent on light vehicle production in North America, our revenues have been impacted by the decline in 2017 production.

Dividend Declaration

On November 9, 2017, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on December 7, 2017 to stockholders of record at the close of business on November 30, 2017.

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

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the New Credit Agreement, with Citizens, acting as syndication agent, and other lenders. The Amendment converted $4.0 million of outstanding borrowings under the New Revolver into an additional $4.0 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the New Revolver did not reduce the aggregate amount available to be borrowed under it.

Comparison of Results of Operations for the Thirteen and Thirty-Nine Weeks Ended October 1, 2017 and the Thirteen and Thirty-Nine Weeks Ended October 2, 2016

On April 29, 2016, the Company acquired the business and substantially all of the assets of Intasco Corporation, a Canadian Corporation, for a purchase price of approximately $21.03 million, net of cash acquired at closing. On the same date, the US Buyer, an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. For the 13 and 39 weeks ended October 1, 2017 and the 13 weeks ended October 2, 2016, our financial results include the results of operations of the Intasco business. Such results are included from the date of acquisition for the 39 weeks ended October 2, 2016.

Thirteen Weeks Ended October 1, 2017 and Thirteen Weeks Ended October 2, 2016

Net Sales

	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended October 2, 2016
	(in thousands)
Net sales	$41,231	$44,754
Net sales for the 13 weeks ended October 1, 2017 were approximately $41.23 million compared to $44.75 million for the 13 weeks ended October 2, 2016. The decrease in sales for the 13 weeks ended October 1, 2017, was primarily attributable to a 11.5% overall decline in North American vehicle production in such period as compared to production in the 13 weeks ended October 2, 2016. partially offset by increased market penetration.

Cost of Sales

	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended October 2, 2016
	(in thousands)
Materials	$20,708	$22,555
Direct labor and benefits	6,719	6,327
Manufacturing overhead	4,334	4,226
Sub-total	31,761	33,108
Depreciation	495	396
Cost of Sales	32,256	33,504
Gross Profit	$8,975	$11,251

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended October 2, 2016
Materials	50.2%	50.4%
Direct labor and benefits	16.3%	14.1%
Manufacturing overhead	10.5%	9.5%
Sub-total	77.0%	74.0%
Depreciation	1.2%	0.9%
Cost of Sales	78.2%	74.9%
Gross Profit	21.8%	25.1%

Cost of sales as a percentage of net sales for the 13 weeks ended October 1, 2017 increased to 78.2% from 74.9% for the 13 weeks ended October 2, 2016. The increase in cost of sales as a percentage of net sales was primarily attributable to higher direct labor and benefits, manufacturing overhead, and depreciation as a percentage of net sales, partially offset by a decrease in costs of material. Material costs decreased to 50.2% of net sales for the 13 weeks ended October 1, 2017 from 50.4% for the 13 weeks ended October 2, 2016. The decline was primarily due to favorable product mix. Direct labor and benefit costs as a percentage of net sales was 16.3% for the 13 weeks ended October 1, 2017 compared to 14.1% for the 13 weeks ended October 2, 2016. Labor and benefit costs as a percentage of net sales increased for the 13 weeks ended October 1, 2017 compared to the 13 weeks ended October 2, 2016 due to manufacturing inefficiencies caused by excessive personnel turnover at various plant locations, an unfavorable product mix, and a decline in the use of temporary employees at one of our facilities in Michigan as required under our collective bargaining agreement resulting in an increase in benefit related costs. Manufacturing overhead costs as a percentage of net sales was 10.5% for the 13 weeks ended October 1, 2017 versus 9.5% for the 13 weeks ended October 2, 2016. The increase in manufacturing overhead costs as a percentage of net sales was due to the decline in sales during the 13 weeks ended October 1, 2017 and the fixed nature of a portion of the costs. Depreciation costs increased to 1.2% of net sales for the 13 weeks ended October 1, 2017 compared to 0.9% for the 13 weeks ended October 2, 2016. The increase was a result of the lower sales in the 13 weeks ended October 1, 2017, as well as the investment in new equipment we made to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the decrease in net sales and the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended October 1, 2017 decreased to 21.8% from 25.1% for the 13 weeks ended October 2, 2016.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended October 2, 2016
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$6,168	$5,846
Transaction expenses	—	10
Subtotal	6,168	5,856
Depreciation and amortization	1,101	1,093
SG&A	$7,269	$6,949
SG&A as a % of net sales	17.6%	15.5%

SG&A as a percentage of net sales for the 13 weeks ended October 1, 2017 increased to 17.6% from 15.5% for the 13 weeks ended October 2, 2016. The increase is primarily related to the decline in sales in the 13 weeks ended October 1, 2017 compared to the 13 weeks ended October 2, 2016.

Operating Income

As a result of the foregoing factors, operating income for the 13 weeks ended October 1, 2017 was $1.71 million compared to operating income of $4.30 million for the 13 weeks ended October 2, 2016.

Non-Operating Expense

Non-operating expense for the 13 weeks ended October 1, 2017 was $0.73 million compared to $0.53 million for the 13 weeks ended October 2, 2016. The change in non-operating expense was primarily driven by an increase in interest expense due to higher interest rates.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended October 1, 2017 was $0.98 million, compared to $3.77 million for the 13 weeks ended October 2, 2016.

Income Tax Provision

During the 13 weeks ended October 1, 2017, income tax expense was $0.26 million, and the effective income tax rate was 26.7%. The difference between the actual effective rate and the statutory rate was due to income earning in jurisdictions with tax rates lower than the U.S. statutory rate, and the domestic production activities deduction, or DPAD benefit in the U.S. During the 13 weeks ended October 2, 2016, income tax expense was $1.25 million, and the effective income tax rate was 33.2%. The effective tax rate and statutory rate were in alignment with each other for the 13 weeks ended October 2, 2016.
The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of October 1, 2017. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of decreased net sales and changes in expenses discussed above, net income for the 13 weeks ended October 1, 2017 was $0.72 million compared to $2.52 million during the 13 weeks ended October 2, 2016.

Thirty-Nine Weeks Ended October 1, 2017 and Thirty-Nine Weeks Ended October 2, 2016

Net Sales

	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
	(in thousands)
Net sales	$133,606	$126,784

Net sales for the 39 weeks ended October 1, 2017 were approximately $133.61 million compared to $126.78 million for the 39 weeks ended October 2, 2016. For the 39 weeks ended October 1, 2017, approximately $11.00 million of the growth in net sales was attributable to our increased market penetration and new product introductions, including 39 weeks of sales from the Intasco business. The acquisition occurred on April 29, 2016, and only 22 weeks of Intasco sales are included for the 39 weeks ended October 2, 2016. This growth was partially offset by a 3.6% overall decrease in North American vehicle production in the 39 weeks ended October 1, 2017 period as compared to production in the 39 weeks ended October 2, 2016.

Cost of Sales

	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
	(in thousands)
Materials	$67,404	$64,432
Direct labor and benefits	20,202	18,673
Manufacturing overhead	13,852	12,572
Sub-total	101,458	95,677
Depreciation	1,400	1,166
Cost of Sales	102,858	96,843
Gross Profit	$30,748	$29,942

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
Materials	50.4%	50.8%
Direct labor and benefits	15.1%	14.8%
Manufacturing overhead	10.4%	9.9%
Sub-total	75.9%	75.5%
Depreciation	1.1%	0.9%
Cost of Sales	77.0%	76.4%
Gross Profit	23.0%	23.6%

Cost of sales as a percentage of net sales for the 39 weeks ended October 1, 2017 increased to 77.0% from 76.4% for the 39 weeks ended October 2, 2016. The increase in cost of sales as a percentage of net sales was primarily attributable to higher direct labor and benefits, manufacturing overhead, and depreciation as a percentage of net sales, partially offset by a decrease in costs of material. Material costs decreased to 50.4% of net sales for the 39 weeks ended October 1, 2017 from 50.8% for the 39 weeks ended October 2, 2016. The decline was primarily due to favorable product mix as well as increased costs in 2016 due to the amortization of the markup to fair market value of the inventory acquired in the Intasco acquisition. Direct labor and benefit costs as a percentage of net sales was 15.1% for the 39 weeks ended October 1, 2017 compared to 14.8% for the 39 weeks ended October 2, 2016. Labor and benefit costs as a percentage of net sales increased due to an increase in direct and temporary labor hours as a result of change in product mix, and a decline in the use of temporary employees at one of our facilities in Michigan as required under our collective bargaining agreement, resulting in an increase in benefit related costs during the 39 weeks ended October 1, 2017 when compared to the 39 weeks ended October 2, 2016. Manufacturing overhead costs as a percentage of net sales was 10.4% for the 39 weeks ended October 1, 2017 versus 9.9% for the 39 weeks ended October 2, 2016. Manufacturing overhead costs as a percentage of net sales increased due to an increase in shipping related costs due to a change in product mix and in wages as we upgrade supervision and add production capabilities at some of our facilities. Depreciation costs increased to 1.1% of net sales for the 39 weeks ended October 1, 2017 compared to 0.9% for the 39 weeks ended October 2, 2016. The increase was a result of the investment in new equipment we made to increase our capacity in order to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in net sales and the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 39 weeks ended October 1, 2017 decreased to 23.0% from 23.6% for the 39 weeks ended October 2, 2016.

Selling, General and Administrative Expenses

	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$19,142	$16,979
Transaction expenses	10	859
Subtotal	19,152	17,838
Depreciation and amortization	3,304	2,831
SG&A	$22,456	$20,669
SG&A as a % of net sales	16.8%	16.3%

SG&A as a percentage of net sales for the 39 weeks ended October 1, 2017 increased to 16.8% from 16.3% for the 39 weeks ended October 2, 2016. The increase is primarily the result of one-time consulting and licensing costs associated with the implementation of our new ERP system in the 39 weeks ended October 1, 2017 compared to the 39 weeks ended October 2, 2016.

Operating Income

As a result of the foregoing factors, operating income for the 39 weeks ended October 1, 2017 was $8.29 million compared to operating income of $9.24 million for the 39 weeks ended October 2, 2016.

Non-Operating Expense

Non-operating expense for the 39 weeks ended October 1, 2017 was $2.01 million compared to $1.76 million for the 39 weeks ended October 2, 2016. The change in non-operating expense was primarily driven by an increase in interest expense due to higher interest rates and a higher average outstanding debt balance in the 39 weeks ended October 1, 2017.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 39 weeks ended October 1, 2017 was $6.29 million, compared to $7.47 million for the 26 weeks ended October 2, 2016.

Income Tax Provision

During the 39 weeks ended October 1, 2017, income tax expense was $1.86 million, and the effective income tax rate was 29.5%. The difference between the actual effective rate and the statutory rate was due to income earning in jurisdictions with tax rates lower than the U.S. statutory rate, and the domestic production activities deduction, or DPAD benefit in the U.S. During the 39 weeks ended October 2, 2016, income tax expense was $2.52 million, and the effective income tax rate was 33.7%. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of October 1, 2017. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of increased net sales and changes in expenses discussed above, net income for the 39 weeks ended October 1, 2017 was $4.43 million compared to $4.95 million during the 39 weeks ended October 2, 2016.

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

Thirteen and Thirty-Nine Weeks Ended October 1, 2017 and Thirteen and Thirty-Nine Weeks Ended October 2, 2016

	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended October 2, 2016	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
	(in thousands)
Net income	$715	$2,520	$4,430	$4,953
Plus: Interest expense, net	770	525	2,089	1,739
Plus: Income tax expense	261	1,254	1,857	2,520
Plus: Depreciation and amortization	1,596	1,489	4,704	3,996
Plus: Non-cash stock award	40	41	115	127
Plus: Non-recurring integration expenses	28	36	32	105
Plus: Non-recurring step-up of inventory basis to fair market value	—	39	—	319
Plus: Transaction fees	—	10	23	859
Plus: Restructuring expenses	—	—	—	35
Plus: One-time consulting and licensing ERP system implementation costs	276	—	815	—
Adjusted EBITDA	$3,686	$5,914	$14,065	$14,653

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our New Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of October 1, 2017 and January 1, 2017, we had a cash balance of $1.02 million and $0.71 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of October 1, 2017 and January 1, 2017, we had $7.58 million and $9.42 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

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

The following table presents cash flow data for the periods indicated.

	Thirty-Nine Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended October 2, 2016
	(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$5,641	$5,444
Investing activities	(3,437)	(23,249)
Financing activities	(1,893)	18,584

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

During the thirty-nine weeks ended October 1, 2017, net cash provided by operating activities was $5.64 million, compared to net cash provided by operating activities of $5.44 million for the thirty-nine weeks ended October 2, 2016.

Net cash provided by operations for the thirty-nine weeks ended October 1, 2017 was also impacted by working capital changes, primarily due to increases in accounts receivable and prepaid expense balances, resulting from the expansion of our operations.

Net cash provided by operations for the thirty-nine weeks ended October 2, 2016 was also impacted by working capital changes, again due to increases in accounts receivable resulting from increased sales.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the thirty-nine weeks ended October 1, 2017 and thirty-nine weeks ended October 2, 2016, we made capital expenditures of $3.47 million and $2.44 million, respectively. We also acquired Intasco for a purchase price, net of cash acquired, of $21.03 million during the thirty-nine weeks ended October 2, 2016.

We plan to spend a total of approximately $5.30 million in capital expenditures during 2017, including the $3.47 million spent to date.

Financing Activities

Cash flows (used in) provided by financing activities consists primarily of borrowings and payments under our new and old senior credit facility, debt issuance costs, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the thirty-nine weeks ended October 1, 2017, we had outflows of $1.89 million primarily due to $2.57 million of pay-off of the principal amount of our term loans under our new senior credit facility, and $4.39 million for payments of cash dividends. These outflows were partially offset by $5.84 million net proceeds from borrowings under our revolving credit facility.

As of October 1, 2017, $22.32 million was outstanding under the new revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of October 1, 2017, the maximum additional available borrowings under the new revolver was $7.58 million, subject to borrowing base restrictions and a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities.. Amounts repaid under the new revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the thirty-nine weeks ended October 2, 2016, we had inflows of $18.58 million primarily due to $32.00 million of gross proceeds from our term loans under our new senior credit facility, and $7.72 million net proceeds from our revolving credit facility. These inflows were partially offset by $15.38 million of pay-off of the principal amount of our term loan under our old senior credit facility, and $4.35 million for payments of cash dividends.

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

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the New Credit Agreement, with Citizens, acting as syndication agent, and other lenders. The Amendment converted $4.00 million of outstanding borrowings under the New Revolver under the New Credit Agreement into an additional $4.00 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the New Revolver did not reduce the aggregate amount available to be borrowed under it.

The New Revolver, US Term Loan, US Term Loan II, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of October 1, 2017 was 4.7356%.

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

We are permitted to prepay in part or in full the amounts due under the New Credit Agreement without penalty, provided that with respect to prepayment of the New Revolver at least $0.10 million remains outstanding. Our obligations under the New Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the U.S. Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the New

Revolver and US Term Loan and CA Term Loan will increase by 3.0% per annum plus the then applicable rate. The New Credit Agreement requires that we repay both the US Term Loan and CA Term Loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 1, 2017 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of such year is less than 2:00 to 1:00. Additionally, the US Term Loan and CA Term Loan contains a clause, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and certain performance thresholds are not met. The Company made a payment in the second quarter of 2017 in the amount of $0.57 million on the US Term Loan. The Company entered into an amendment to allow for the sale by the US Borrower and its domestic subsidiaries of accounts receivable, pursuant to agreements in form and content satisfactory to the Administrative Agent, in an aggregate amount of not more than $3,000,000 in any calendar month. To date, we have not sold any receivables and there are currently no plans to do so.

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

Subsequent to October 1, 2017, effective October 2, 2017, as required under the US Term Loan II, as discussed in Note 6, the Company entered into an interest rate swap with requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on half of the notional amount beginning immediately. The notional amount at the effective date was $1.90 million which decreases by $0.10 million each quarter until it expires on September 30, 2020.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of October 1, 2017, we were in compliance with all loan covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of October 1, 2017 have changed materially since the amounts as of January 1, 2017 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement. The material changes relate to the new $4.0 million US Term Loan II under the New Credit Agreement which is further discussed in Note 6 of notes to our consolidated financial statements and in the Liquidity and Capital Resources section.

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

Interest Rate Fluctuation Risk

Our borrowings under our New Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a interest rate swap with a notional amount initially of $16.68 million, which decreases by $0.32 million each quarter until June 30, 2017, when it will begin decreasing by $0.43 million each quarter until June 29, 2018, when it then begins decreasing by $0.53 million per quarter until the swap terminates on June 28, 2019. The interest rate swap requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one month LIBOR rate for a net monthly settlement based on the notional amount in effect. See Note 7 of notes to our consolidated financial statements for further information. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the thirty-nine weeks ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

UNIQUE FABRICATING, INC.

Date: November 9, 2017	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)