Form 10-K
period 2017-12-31
Unique Fabricating, Inc.
filed 2018-03-08
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

As of March 2, 2018 the registrant had 9,766,563 shares of common stock outstanding.

As of July 2, 2017 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2017 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the exhibits being filed or incorporated by reference as part of this report, as well as other statements made by Unique Fabricating, Inc. (“Unique,” the “Company,” “we,” “us,” and “our”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These forward-looking statements are contained principally in, but not limited to, the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on management's beliefs and assumptions and on information currently available to us. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. When used in this document the words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the future events and circumstances discussed may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

ITEM 1. BUSINESS

Overview

Unique is engaged in the engineering and manufacture of multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. Unique has combined a history of organic growth with recent strategic acquisitions to diversify both its product capabilities and the markets it serves.

Unique’s markets served are the North America automotive and heavy duty truck markets, as well as the appliance, water heater and HVAC markets. Sales are conducted directly to major automotive and heavy duty truck, appliance, water heater and HVAC manufacturers, referred throughout this Annual Report on Form 10-K as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Bryan, Ohio, Port Huron, Michigan, Monterrey, Mexico, Queretaro, Mexico and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany. Subsequent to the 2017 fiscal year-end we announced we will be closing the Ft. Smith and Port Huron facilities in 2018. Please refer to Note 8 for further information.

Unique derives the majority of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding, and fusion molding. We believe Unique has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, Unique’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life.

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

Our principal executive offices are currently located at 800 Standard Parkway, Auburn Hills, Michigan, 48326. UFI Acquisition, Inc, a Delaware Corporation (“UFI”), was formed in January 2013 to acquire 100% of the outstanding equity of Unique Fabricating, Inc., and its wholly-owned subsidiaries, Unique Fabricating South, Inc. and Unique Fabricating de Mexico, S.A. de C.V. (collectively, such subsidiaries and other subsidiaries referenced in this Annual Report on Form 10-K, the “Company” or “Unique”). In September 2014, UFI Acquisition, Inc. changed its name to Unique Fabricating, Inc. (“UFI”) which is now the parent company of the group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

Since 2013, the Company has completed four acquisitions. In December 2013, through a newly formed subsidiary, Unique-Prescotech, Inc., the Company acquired substantially all of the assets of Prescotech Holdings, Inc. (“PTI”). In February 2014, through a newly formed subsidiary, Unique-Chardan, Inc., the Company acquired substantially all of the assets of Chardan Corp. (“Chardan”). In August 2015, the Company acquired substantially all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”) through a newly created subsidiary, Unique Molded Foam Technologies, Inc. In April 2016, Unique-Intasco Canada, Inc., a newly formed subsidiary of the Company, acquired substantially of all of the assets of Intasco Corporation. On the same date, Unique Fabricating NA, Inc., purchased 100% of the outstanding capital stock of Intasco USA, Inc. (together the two entities purchased are referred to as “Intasco”)

Initial Public Offering (the “IPO”)

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

Automotive Industry Analysis and Industry Trends

The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, and had approximately $250 billion of North American annual revenue in 2016 according to a January 2017 Dun & Bradstreet report on the automotive supplier market. Within the automotive parts industry, North America is the Company’s core market. We manufacture multi-material foam, rubber, plastic components, and tape adhesive related products utilized in noise, vibration and harshness management, acoustical management, water and air sealing, decorative and other functional applications.

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

Overall, we expect modest long-term growth of vehicle sales and production in the OEM market. The automobile industry in general in recent years has seen increased customer sales and production schedules with production volumes in the last few years higher than OEM production volumes prior to the industry disruptions experienced after the financial market crisis of 2008. According to IHS Automotive, North American vehicle production decreased during 2017 to 17.2 million units, a decrease of approximately 4.0% from vehicle production during 2016. However, IHS projects growth in North American unit production volumes in 2018, an approximate 1.4% increase from unit production volumes in 2017, and growth to 17.7 million units in 2022, as depicted in the following chart.

Source:  IHS Automotive (December 2017)

In addition to the overall industry growth, we believe there are a variety of trends that are influencing the future of the global automotive market. We believe we are positively positioned to benefit from an increasing number of trends driven by market forces such as:

•
Fuel efficiency/vehicle light-weighting:  Expanding government mandates on fuel efficiency and emission reductions, will continue to force the automotive industry to focus on improving the fuel economy of vehicles. In addition, the evolution of materials utilized in vehicles is moving away from conventional steel as the primary material, which comprised approximately 65% of vehicles content in 2010, and is expected to decrease by 10 – 20%, in the aggregate by 2025, according to industry sources. Conventional steel is expected to be increasingly replaced by lighter weight materials with increasing use of plastics and foam materials per vehicle.

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

•
Localization of production:  Due to freight costs, currency fluctuations, logistic issues and protection of supply, many foreign vehicle manufacturers have increased their production volumes in North America and are increasing local sourcing of vehicle components. We believe that Unique’s production facilities situated in geographic proximity to the majority of North American vehicle assembly locations provide a competitive advantage.

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

As an example of our innovative technical capabilities, we utilized our thermoforming process to develop and produce a line of lightweight flexible air duct systems for a leading OEM, providing an 80% weight reduction and enhanced functionality. This air duct system has developed into Unique’s patent pending TwinShape line of proprietary ducts. Unique has been awarded four additional production orders for the TwinShape line of ducts, adding three additional OEM customers since launching the product, and have secured development and prototyping contracts with four additional OEMs in the last few years for potential inclusion of this product in vehicle programs starting with model years 2019 and 2020 vehicles.

We generate a significant number of new sales opportunities from customer challenges, such as buzz, squeak, rattle (“BSR”) or noise, vibration and harshness (“NVH”) issues, discovered during the launch of production for a new vehicle program. In many of these situations, we develop and begin supplying a solution within days, a level of responsiveness that avoids competitive requests for quotations and produces premium value for our customers. Given the projected rapid pace of new vehicle launches over the next three years, we believe that we will benefit from an increasing number of opportunities sourced late in the launch cycle.

Appliance, HVAC, and Water Heater Industries

We are a leading provider of fabricated, non-metallic components to a diverse group of OEMs and tiered suppliers in the appliance, HVAC, and water heater industries. These sales represented approximately 12.2% of our net sales for the year ended December 31, 2017. These components are primarily manufactured from foam, adhesives, fiberglass, rubber and board-back material. We have extensive materials, engineering and fabrication expertise and deliver custom-designed, innovative solutions for our customers. Our component solutions primarily consist of products used in gasketing, heat deflection, packaging, insulation, water seals, noise reduction and vibration control. Demand for these end-market products is largely driven by the health of the housing sector. According to the U.S. Census bureau, there were 1.2 million new housing starts in 2017 and the National Association of Home Builders forecasts that there will be approximately another 1.2 million new housing starts in 2018. We believe that the appliance, HVAC, and water heater industries are currently primed for moderately favorable growth.

The United States major household appliance industry, which includes water heaters, is forecast to show modest growth during 2018, as new and existing home sales, as well as home improvement spending, both of which have a direct impact on appliance industry sales, continue to show positive outlooks. According to an independent source published in August 2017, forecasted revenue for this industry in the United States is expected to grow at an annual growth rate of 1.1% from 2017 to 2022 to reach approximately $20.0 billion in revenue in 2022. The United States HVAC industry is also poised to benefit from the positive outlook in the housing and home improvement markets. According to an independent source published in May 2017, forecasted revenue for this industry is expected to grow at an annual growth rate of 1.8% from 2017 to 2022 to reach approximately $50.4 billion in revenue in 2022. We believe these benefits will increase the demand for our products from existing clients including GE,Whirlpool, AO Smith, Rheem and Trane.

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

Our Strengths

Our mission is to deliver innovative and timely customer solutions for NVH management, water and air sealing and other functional and decorative applications. We employ our extensive knowledge of raw materials and adhesives, our engineering and creative resources and our rapid response capabilities to deliver rapid technical innovation, exceptional quality, reliable on-time delivery and competitive costs. We believe the key to our core competitive strengths are as follows:

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

Key relationships with suppliers.  We have long relationships with over 150 raw material and adhesive suppliers. We track new developments in materials, and pursue exclusive relationships with those suppliers that develop innovative raw materials and adhesives. Our key suppliers see us as a way to introduce their new products and technology to the marketplace and obtain the necessary customer approvals. This, in turn, can lead to Unique being first to market with certain products or materials. For example, this has led to us having exclusive access for our types of products to the only source of recycled polyol for polyurethane in the industry. While products incorporating these materials accounted for less than 1% of net sales for the year ended December 31, 2017, we believe these recycled materials are opening up opportunities for new product variations that other competitors cannot offer. We constantly collaborate with our suppliers to develop new materials and adhesive combinations that exhibit a cost, quality and/or performance enhancement for our customers.

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

Further Penetrate Existing Markets with Existing Products and Processes.  We believe we are positioned to gain share and grow in existing markets with our current products and processes, capitalizing on the industry’s increasing demand for NVH management content coupled with our capabilities, including exclusive proprietary materials sold to existing customers and targeted new customers. As OEM vehicles change materials to reduce weight, vehicles are utilizing more rubber and plastic components like those designed and supplied by Unique. In addition, the increasing use of telematics is driving a need for quieter interiors in vehicles at all levels. This is causing an increase in the amount of acoustical insulation and solutions per vehicle. Separately, the rate of increase in vehicle production is projected to be significantly higher in the Southern United States and Mexico than elsewhere in North America over the next few years. We hope to capitalize on our ability to service customers in different geographical locations through our manufacturing facilities in the Midwestern and Southeastern regions of the United States, Mexico and Canada.

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

Pursue Acquisitions.  We expect to selectively pursue acquisitions that add new products and/or processes or geographic and market expansion to further expand our portfolio of customer solutions. Since December 2013, management has completed four accretive add-on acquisitions that added new markets, products, and additional manufacturing processes to our capabilities. Management has a long history of identifying and successfully integrating new platforms. We will continue to use our relationship with Taglich Private Equity, LLC, which sponsored our formation, to identify evaluate and execute acquisition opportunities.

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

Thermoformed/Compression Molded Products

Unique's product offerings include thermoformed and compression molded products. Unique has leveraged its position as a manufacturer of core die cut products to gain traction with customers who wanted a single-source solution for other related products, such as thermoformed, compression molded and fusion molded components. The Company has recently added RIM polyuerethane components to its portfolio.

Management seeks to continue the development of molded products that are complementary to the Company’s die cut products. These products have a higher engineering content and provide increased sales and potential margin growth. These products also differentiate Unique, which we believe will make us more valuable to our target customers. The Company’s development efforts in this area have led to innovative product solutions such as Unique’s existing patent pending thermoformed HVAC duct modules, and Unique’s proprietary TwinShape duct line. The TwinShape line is currently in production at three vehicle OEMs, has been selected by an additional OEM, for a model year 2019 vehicle, and is being evaluated in development programs for four other OEMs.

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

The following highlights Unique’s TwinShape line of innovative twin-sheet thermoformed air duct technology:

TwinShape Twin-Sheet Thermoformed Air Duct Technology

Fusion Molded Products

In February 2014, Unique purchased Chardan, bringing fusion molding capability in-house. Fusion molding is an innovative foam molding process used to manufacture precise three dimensional components that are lightweight and provide excellent thermal and acoustic performance. Primarily used for NVH management and body sealing applications, the fusion molded products are complementary to Unique’s other product lines and give Unique additional options to provide light-weighting and NVH management solutions to its customers.

In Europe, the market for fusion molded products is fairly developed; BMW, Mercedes and VW have integrated the technology in their vehicles for several years. The North American market for fusion molding is growing rapidly as European OEMs source more fusion molded products in their North American vehicles and the technology gains traction with domestic OEMs including Fiat Chrysler Automobiles ("FCA") and General Motors. In addition, since there are a very limited number of North American suppliers with the engineering and manufacturing capabilities to produce fusion molded components, Unique is well positioned to capitalize on the anticipated growth in the North American market.

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

The following highlights the Unique’s fusion molding technology:

Fusion Molding Technology

Interior Mirror Seal

Significant Customers

The Company’s customers are principally engaged in the North American automotive industry (approximately 83.3% of our net sales for the year ended December 31, 2017), as well as in the manufacturing of durable residential housing and some commercial products as a result of our acquisition of PTI (approximately 12.2% of our net sales for the year ended December 31, 2017). In the automotive market, the Company’s sales are primarily directly to Tier 1 suppliers to the OEMs. Approximately 16.4% of our net sales for the year ended December 31, 2017 were made directly to vehicle OEMs. Sales of Company products, directly and indirectly through Tier I suppliers, to General Motors, FCA and Ford Motor Company represented approximately 14%, 13% and 11%, respectively, of our net sales for the year ended December 31, 2017. However, no single customer accounted for more than 10% of our net direct sales for the year ended December 31, 2017 and January 1, 2017, respectively. Please refer to Note 1 for further disclosure on net sales made directly to vehicle OEMs in prior years as well as net sales for our foreign operations located in Mexico and Canada for 2017 and prior years.

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

Unique estimates the auto market for its core business of multi-material foam, rubber and plastic components utilized in NVH management, air and water sealing, functional and decorative applications to be approximately $700 million in North America. This is based on management estimates that the average light vehicle utilizes approximately $40.00 of Unique related components, based on typical product usage. Unique estimates the appliance, water heater, and HVAC industry for its core products and business to be around $1 billion in North America. Unique believes that there is not any dominant supplier within its core markets in auto and appliance, water heater, and HVAC, although Unique believes that it is the largest supplier, measured by net sales, within the market. There are significant barriers to entry into such markets, including the complexities of managing production and ordering raw materials at the scale necessary and the difficulty, cost and length of time required to obtain acceptance by customers.

Liability and Insurance

We have liability and other insurance coverage which we believe is sufficient to cover our risks.

Employees

As of December 31, 2017, we had 1,023 full-time and 107 contract workers. In the Auburn Hills, Michigan facility, 157 of the hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through August 2019. In the Louisville, Kentucky facility, 28 hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through February 1, 2020. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.

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

As of December 31, 2017, we had approximately $53.6 million of debt outstanding under our senior secured credit facility. Substantially all of our assets are pledged to the lenders to secure this outstanding debt. In the event that we are unable to make principal, interest or other payments due under or we do not comply with the covenants contained in the senior secured credit facility, the lenders could declare an event of default, accelerate all amounts outstanding and seek to foreclose on the collateral securing such indebtedness. In such event, we could be forced to file for bankruptcy protection and stockholders would likely lose their entire investment in us.

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

In addition, the senior secured credit facility contains covenants that, among other things, restrict our ability to:

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

Our three largest customers, in the aggregate, accounted for approximately 18.5% of our net sales for the year ended December 31, 2017. We have not entered into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs. We have in the past lost, and may in the future, lose customers due to the highly competitive conditions in the industries we serve, including pricing pressures. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us or to stop doing business with us could have a material adverse effect on our business, financial condition and results of operations.

We have no long-term contracts with customers.

We supply our products based on purchase orders placed by our customers from time to time but have no long-term contracts with our customers. We will commit to end-product pricing for a specified quantity of product for the duration of a vehicle’s production, generally three to five years. In the past, we successfully mitigated price volatility though aggressive supplier management and alternative material substitution strategies. Typically, our products are refreshed during a vehicle’s production life creating opportunities to modify pricing if material costs have risen. However, there can be no assurance that we will be able to implement or sustain such strategies in the future or modify pricing to pass potential increases in material costs to customers. Our inability to do so could materially adversely affect our business, financial condition and results of operations.

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

The demand for our products is largely dependent on the North American production of automobiles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive market, our net sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in vehicle production would adversely impact our results of operations and financial condition. In addition, the North American automotive market experienced a downturn during 2008 and 2009 as a result of general weakness in the North American economy. Although North American vehicle production declined in 2017, the production levels in 2018 and beyond are forecast to increase again. We cannot provide any assurance as to the level of growth in our markets. If the market stagnates or if there is any extended downturn, it could materially affect our business, financial condition and results of operations.

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

As of December 31, 2017, we had 1,023 full-time employees, of whom 773 are hourly and 250 are salaried. 185 of our hourly employees are represented by labor unions and covered by collective bargaining agreements. A collective bargaining agreement covering 157 hourly workers employed at our Auburn Hills, Michigan facility terminates in August 2019. We cannot assure you that we will negotiate successfully a new collective bargaining agreement in our Auburn Hills facility, or other of our employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Many of our customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by customers or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

A significant portion of our business activities are conducted in foreign countries, including Mexico. President Trump has made comments suggesting that he was not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). At this time, it remains unclear what President Trump would or would not do with respect to these international trade agreements. If President Trump takes action to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.

The United States recently passed a comprehensive tax reform bill that could adversely affect our financial performance.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act that significantly revises the Internal Revenue Code of 1986, as amended (the “IRC”). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21%, a one-time transition tax on offshore earnings at reduced tax rates regardless of whether the earnings are repatriated, the elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new taxes on certain foreign earnings, a new minimum tax related to payments to foreign subsidiaries and affiliates, immediate deductions for certain new investments and the modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

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

Our executive officers, directors, and certain of our large stockholders and their affiliates beneficially own approximately 32.7% of our outstanding common stock. As a result, these persons, if they were to act together, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they could act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:

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

As of December 31, 2017, we had outstanding 9,757,563 shares of common stock, including 2,702,500 shares of our common stock issued in our initial public offering and 6,729,551 shares of common stock owned by non-affiliates and issued in private placements, in each case more than one year ago. The shares owned by non-affiliates can be traded without restriction under Rule 144 or otherwise at this time. In addition, 3,028,012 shares of common stock are owned by affiliates but can be traded subject to restrictions under Rule 144. In addition, we have registered all shares that may be issued pursuant to our 2013 Stock Incentive Plan and the 2014 Omnibus Performance Award Plan. Sales of a large number of these securities on the public market or the perception that a large number of shares may be sold could reduce the market price of our common stock or impair our ability to raise capital.

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

We may take advantage of these exemptions until we are no longer an emerging growth company. Under the JOBS Act, we may be able to maintain emerging growth company status for up to five years following our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second quarter during any fiscal year before the end of such five-year period or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Regulations related to conflict minerals may force us to incur additional expenses and otherwise adversely impact our business.

The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations are required annually. We will be required to comply with the reporting obligations beginning after our fiscal year ended December 31, 2017. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

We incur increased costs as a result of being a public company, and potentially will incur more after we are no longer an “emerging growth company”. Our management devotes substantial time to public company compliance programs, and will be required to continue to devote substantial time in the future.

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. We expect that these expenses will increase when we no longer qualify as an “emerging growth company”. We have invested and intend to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and may divert management’s time and attention from product development and commercialization activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain the listing of our common stock on the NYSE American which would likely have a material adverse effect on the trading price of our common stock.

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

We are now currently required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. This requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment includes the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting, including the audit committee of the board of directors.

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

The following sets forth our facilities as of December 31, 2017.

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

We also have an independent sales representative who maintains offices in Baldham, Germany. We do not lease or own the facilities at which he maintains his offices. Subsequent to the 2017 fiscal year-end we announced we will be closing the Ft. Smith and Port Huron facilities in 2018. Please refer to Note 8 for further information.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES

Price Range of Common Stock

Our common stock began trading on the NYSE American under the symbol “UFAB” on July 1, 2015. Prior to that date, there was no public market for our common stock. Our IPO was priced at $9.50 per share on July 1, 2015. The following table sets forth for the periods indicated the high and low closing sales price per share of our common stock as reported on the NYSE American:

Fiscal Year 2017:	High	Low
Period from January 2, 2017 through April 2, 2017	$14.75	$10.41
Period from April 3, 2017 through July 2, 2017	$12.21	$8.90
Period from July 3, 2017 through October 1, 2017	$9.91	$7.10
Period from October 2, 2017 through December 31, 2017	$9.09	$7.05

Fiscal Year 2016:	High	Low
Period from January 4, 2016 through April 3, 2016	$12.75	$9.03
Period from April 4, 2016 through July 3, 2016	$14.04	$12.20
Period from July 4, 2016 through October 2, 2016	$13.94	$11.83
Period from October 3, 2016 through January 1, 2017	$15.25	$11.85

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the total cumulative return of the Russell 2000 Index and the S&P Auto Parts & Equipment Index during the period commencing on July 1, 2015 the initial trading day of our common stock and ending on December 31, 2017. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Number of Stockholders

As of March 2, 2018 there were 30 holders of record of the Company's common stock. Due to the fact that many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We paid a dividend of $0.15 per share in each quarter of 2017 and 2016. In addition, on February 16, 2018, the board of directors declared a quarterly cash dividend of $0.15 per common share with respect to the first quarter of 2018. The dividend will be payable on March 7, 2018 to stockholders of record at the close of business on February 28, 2018. Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity, and capital requirements. Our senior secured credit facility contains covenants which restrict or limit the amounts that we can pay as dividends or preclude the payments of dividends altogether.

Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders (1)	945,000	$7.06	201,000
Equity compensation plans not approved by security holders	—	$—	—

(1) Includes options approved under the 2013 Stock Incentive Plan and 2014 Omnibus Performance Award Plan that were granted to employees of the Company and the board of directors and were registered on Form S-8 (333-206140) on August 6, 2015. Also includes additional shares under the 2014 Omnibus Performance Award Plan that were registered on Form S-8 (333-212193) on June 23, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Our policy is that fiscal years end on the Sunday closest to December 31. The consolidated statements of operations data, cash flow data and the consolidated balance sheet data for the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal year ended January 4, 2015 and the periods from March 18, 2013 through December 30, 2013 (successor) and from December 31, 2012 through March 17, 2013 (predecessor) and as of January 3, 2016, January 4, 2015 and December 29, 2013 have been derived from audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	Successor	Successor	Successor	Successor	Successor	(1) Predecessor
	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015	March 18, 2013 through December 29, 2013	December 31, 2012 through March 17, 2013
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales	$175,288	$170,463	$143,309	$126,480	$63,878	$16,378
Cost of Sales	135,234	130,919	109,488	95,020	48,983	12,717
Gross Profit	40,054	39,544	33,821	31,460	14,895	3,661
Selling, General, and Administrative Expenses	29,767	27,524	23,372	21,326	12,069	5,026
Restructuring Expenses	—	35	374	—	—	—
Operating Income (Expense)	10,287	11,985	10,075	10,134	2,826	(1,365)
Non-operating Income (Expense)
Investment Income	—	—	—	21	22	—
Other Income	79	92	23	51	—	—
Interest Expense	(2,746)	(2,135)	(2,755)	(3,667)	(2,310)	(245)
Total Non-Operating Expense	(2,667)	(2,043)	(2,732)	(3,595)	(2,288)	(245)
Income – Before Income Taxes	7,620	9,942	7,343	6,539	538	(1,610)
Income Tax Expense	1,133	3,258	2,314	2,074	286	(450)
Net Income	$6,487	$6,684	$5,029	$4,465	$252	$(1,160)
Net Income per share
Basic	$0.67	$0.69	$0.62	$0.66	$0.05	$(33.14)
Diluted	$0.66	$0.68	$0.60	$0.65	$0.05	$(33.14)
Cash dividends declared per share	$0.60	$0.60	$0.30	$—	$—	$—
Weighted Average Shares Outstanding
Basic	9,751	9,678	8,174	6,740	5,067	39
Diluted	9,899	9,896	8,427	6,864	5,067	39
Statement of Cash Flow Data
Cash flow provided by (used in):
Operating Activities	$7,809	$7,761	$5,081	$7,128	$(253)	$(256)
Investing Activities	(4,088)	(21,993)	(15,439)	(6,011)	(45,988)	(506)
Financing Activities	(2,995)	14,210	10,329	(1,253)	47,133	544
Other Financial Data
Adjusted EBITDA (2)	$18,032	$18,991	$15,590	$14,496	$6,768	$1,548

(1) The results of operations presented herein for the period prior to our acquisition of Unique Fabricating NA, Inc. are referred to as the results of operations of the “predecessor”. As a result of the acquisition, the results of operations of the predecessor are not comparable to our results following the acquisition.

(2) See details concerning Adjusted EBITDA, which is a non-GAAP measure, including the definition and calculation of amounts presented here in this document in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Successor	Successor	Successor	Successor	Successor
	As of December 31, 2017	As of January 1, 2017	As of January 3, 2016	As of January 4, 2015	As of December 29, 2013
	(in thousands)
Selected Balance Sheet Data:
Working capital(1)	$29,847	$26,758	$23,047	$16,318	$15,087
Net property, plant and equipment (2)	22,975	21,198	18,761	17,290	14,815
Total assets	122,805	122,537	99,921	84,151	77,959
Total debt (3)	53,565	50,611	31,213	39,972	40,063
Total stockholders' equity	50,882	50,059	48,013	16,592	13,946

(1) Represents current assets less current liabilities
(2) Excludes assets held for sale of $2,033 as of January 3, 2016.
(3) Amount is net of debt issuance costs which are further discussed in note 1 to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements for the fifty-two weeks ended December 31, 2017, January 1, 2017 and January 3, 2016 included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis include forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in other sections of this Annual Report on Form 10-K, particularly in “Business,” “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

Basis of Presentation

The Company’s policy is that fiscal years end on the Sunday closest to the end of the calendar year end. Our 2017 fiscal year ended on December 31, 2017, the 2016 fiscal year ended on January 1, 2017, and our 2015 fiscal year ended on January 3, 2016. The Company’s operations are classified in one reportable business segment. Although we have expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Overview

Unique is engaged in the engineering and manufacture of multi-material foam, rubber and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. The

Company combines a long history of organic growth with some more recent strategic acquisitions to diversify both product capabilities and markets served.

Unique’s markets served are the North America automotive and heavy duty truck, as well as the appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Bryan, Ohio, Port Huron, Michigan, Monterrey, Mexico,Queretaro, Mexico and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany. Subsequent to the 2017 fiscal year-end we announced we will be closing the Ft. Smith and Port Huron facilities in 2018. Please refer to Note 8 for further information.

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

Recent Developments

Dividend Declaration

On February 16, 2018, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on March 7, 2018 to shareholders of record at the close of business on February 28, 2018.

Fort Smith Facility Closure

On February 13, 2018, subsequent to our 2017 fiscal year-end, the Company made the decision to close its manufacturing facility in Fort Smith, Arkansas. The Company currently expects to cease operations at the Fort Smith facility by end of June of 2018, and that approximately 20 positions will be eliminated as a result of the closure. The Company's decision resulted from our desire to streamline operations and to utilize some of the available excess capacity in other of our facilities. As such, the Company will move existing Fort Smith production to our manufacturing facilities in Evansville, Indiana and Monterrey, Mexico. The Company will provide the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as the closing did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company currently estimates that it will incur approximately $0.2 million in employee termination costs. At this time, the Company estimates the ranges of amounts of other major types of costs expected to be incurred in connection with the closure to be approximately $0.4 million to $0.5 million.

Following the closure, the Company expects to market the facility, which currently has a net book value of approximately $0.7 million, for sale.

Port Huron Facility Closure

On February 1, 2018, subsequent to our 2017 fiscal year-end, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company currently expects to cease operations at the Port Huron facility by the end of March of 2018, and that approximately 7 positions will be eliminated as a result of the closure. The Company's decision resulted from our desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

As such, the Company will move existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company will provide the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as the closing did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company currently estimates that it will incur approximately $0.1 million in employee termination costs. At this time, the Company estimates the ranges of amounts of other major types of costs expected to be incurred in connection with the closure to be approximately $0.1 million to $0.2 million.

Tax Cut and JOBS Act

On December 22, 2017 the Tax Cuts and JOBS Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017 we had not completed our accounting for the tax effects of enactment of the Act; however we made a reasonable estimate of the net effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance becomes available, however we do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. For further discussion on the impact to the Company of the Act for the fifty-two weeks ended December 31, 2017, please refer to the Comparison of Results section below as well as in Note 11.

Acquisition of Intasco

On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary, acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21.03 million, net of cash acquired, with a portion being held in escrow to fund the obligations of Intasco Corporation and its stockholders to indemnify Unique against certain claims, losses and liabilities. . On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The shares issued were “restricted shares” issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. The cash purchase price was paid with borrowings under a new credit facility which replaced the Company's existing facility.

Intasco is a material converter of pressure sensitive products such as film, label stock, foams and adhesives primarily provided to the automotive industry in the United States and Canada. Intasco specializes in interior and exterior attachment tape systems. This acquisition has significantly broadened the Company's solution offerings, production capabilities, and potentially expands its reach into new markets.

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

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the New Credit Agreement, with Citizens, acting as syndication agent, and other lenders. The Amendment converted $4.0 million of outstanding borrowings under the New Revolver into an additional $4.0 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the New Revolver did not reduce the aggregate amount available to be borrowed under it. This conversion increased our available borrowing amount.

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

Murfreesboro Facility Closure

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

Comparison of Results of Operations for the Fifty-Two Weeks Ended December 31, 2017 and the Fifty-Two Weeks Ended January 1, 2017

In 2016, we acquired substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21.03 million, net of cash acquired, at closing, with a portion being held in escrow to fund the obligations of Intasco Corporation and its stockholders to indemnify Unique against certain claims, losses and liabilities. On the same date, we purchased 100% of the outstanding capital stock of its U.S. subsidiary, Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The purchase price was paid with borrowings under a New Credit Facility which replaced the Company's existing facility. For the fifty-two weeks ended December 31, 2017, our financial results include the Intasco business for the entire period. For the fifty-two weeks ended January 1, 2017, our financial results include the transaction related expenses from the acquisition and the results of operations of the Intasco business from Apri1 29, 2016 through January 1, 2017.

Fifty-Two Weeks Ended December 31, 2017 and Fifty-Two Weeks Ended January 1, 2017

Net Sales

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
	(in thousands)
Net sales	$175,288	$170,463

Net sales for the fifty-two weeks ended December 31, 2017 were approximately $175.29 million compared to $170.46 million for the fifty-two weeks ended January 1, 2017. The increase in net sales for the fifty-two weeks ended December 31, 2017 is attributable to our increased market penetration and content per vehicle and new product introductions, as well as a full 52 weeks of sales from the Intasco business. The acquisition occurred on April 29, 2016, and therefore only 35 weeks of Intasco sales are included for the fifty-two weeks ended January 1, 2017. This growth was partially offset by an approximately 4% overall decline in North American vehicle production during the fifty-two weeks ended December 31, 2017 period as compared to production during the fifty-two weeks ended January 1, 2017.

Cost of Sales

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
	(in thousands)
Materials	$88,303	$86,893
Direct labor and benefits	26,729	25,556
Manufacturing overhead	18,288	16,895
Sub-total	133,320	129,344
Depreciation	1,914	1,575
Cost of sales	135,234	130,919
Gross Profit	$40,054	$39,544

Cost of Sales as a Percent of Net Sales

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
Materials	50.4%	51.0%
Direct labor and benefits	15.3%	15.0%
Manufacturing overhead	10.4%	9.9%
Sub-total	76.1%	75.9%
Depreciation	1.1%	0.9%
Cost of Sales	77.2%	76.8%
Gross Profit	22.8%	23.2%

Cost of sales as a percentage of net sales for the fifty-two weeks ended December 31, 2017 increased to 77.2% from 76.8% for the fifty-two weeks ended January 1, 2017. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits and manufacturing overhead as a percentage of net sales, partially offset by lower material costs as a percentage of net sales.

Material costs as a percentage of net sales decreased to 50.4% for the fifty-two weeks ended December 31, 2017 from 51.0% for the fifty-two weeks ended January 1, 2017. Material costs for the fifty-two weeks ended December 31, 2017 as a percentage of net sales were lower compared to the fifty-two weeks ended January 1, 2017 primarily due to favorable product mix in the fifty-two weeks ended January 1, 2017, as well as increased costs in 2016 due to the amortization of the markup to fair market value of inventory acquired in the Intasco acquisition. Direct labor and benefit costs as a percentage of net sales was 15.3% for the fifty-two weeks ended December 31, 2017 compared to 15.0% for the fifty-two weeks ended January 1, 2017. Labor and benefit costs as a percentage of net sales in the fifty-two weeks ended December 31, 2017 were higher due to increased direct and temporary labor hours as a result of change in product mix, and a decline in the use of temporary employees at one of our facilities in Michigan as required under our collective bargaining agreement, resulting in an increase in benefit related costs during the fifty-two weeks ended December 31, 2017 when compared to the fifty-two weeks ended January 1, 2017. Manufacturing overhead costs as a percentage of net sales were 10.4% for the fifty-two weeks ended December 31, 2017 compared 9.9% for the fifty-two weeks ended January 1, 2017. Manufacturing overhead as a percentage of net sales in the fifty-two weeks ended December 31, 2017 were higher due primarily to higher rent costs, as we continued to add capacity in order to meet expected future demand, and increased indirect labor costs as we upgraded our staff and add production capabilities at some of our facilities. Depreciation costs as a percentage of net sales in the fifty-two weeks ended December 31, 2017 were also slightly higher than the fifty-two weeks ended January 1, 2017 as we added machine capacity, again to meet expected future demand, and to increase capabilities in certain of our facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the fifty-two weeks ended December 31, 2017 decreased to 22.8% from 23.2% for the fifty-two weeks ended January 1, 2017.

Selling, General and Administrative Expenses (“SG&A”)

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$25,338	$22,730
Transaction expenses	23	867
Subtotal	25,361	23,597
Depreciation and amortization	4,406	3,927
SG&A	$29,767	$27,524
SG&A as a % of net sales	17.0%	16.1%

SG&A as a percentage of net sales for the fifty-two weeks ended December 31, 2017 increased to 17.0% from 16.1% for the fifty-two weeks ended January 1, 2017. The increase is primarily the result of one-time consulting and licensing costs associated with the implementation of our new ERP system in the fifty-two weeks ended December 31, 2017 compared to the fifty-two weeks ended January 1, 2017.

Operating Income

As a result of the foregoing factors, operating income for the fifty-two weeks ended December 31, 2017 was $10.29 million compared to operating income of $11.98 million for the fifty-two weeks ended January 1, 2017.

Non-Operating Expense

Non-operating expense for the fifty-two weeks ended December 31, 2017 was $2.67 million compared to $2.04 million for the fifty-two weeks ended January 1, 2017. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $2.75 million for the fifty-two weeks ended December 31, 2017, compared to $2.13 million for the fifty-two weeks ended January 1, 2017. The increase in interest expense is primarily due to higher interest rates and a higher average outstanding debt balance in the fifty-two weeks ended December 31, 2017.

Income before Income Taxes

As a result of the foregoing factors, income before income taxes for the fifty-two weeks ended December 31, 2017 was $7.62 million, compared to $9.94 million for the fifty-two weeks ended January 1, 2017.

Income Tax Provision

For the fifty-two weeks ended December 31, 2017, income tax expense was $1.13 million, and the effective income tax rate was 14.9%. The difference between the actual effective rate and the statutory rate was mainly a result of the enactment of the Tax Cuts on Jobs Act on December 22, 2017, and research and development credits. These adjustments are further explained in Note 11. For the fifty-two weeks ended January 1, 2017, income tax expense was $3.26 million, and the effective income tax rate was 32.8%. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, in the U.S. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of December 31, 2017. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the fifty-two weeks ended December 31, 2017 was $6.49 million compared to $6.68 million during the fifty-two weeks ended January 1, 2017.

Comparison of Results of Operations for the Fifty-Two Weeks Ended January 1, 2017 and the Fifty-Two Weeks Ended January 3, 2016

On April 29, 2016, the Canadian Buyer, a newly formed subsidiary of the Company, acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21.03 million, net of cash acquired, at closing, with a portion being held in escrow to fund the obligations of Intasco Corporation and its stockholders to indemnify Unique against certain claims, losses and liabilities. On the same date, the US Buyer, an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The purchase price was paid with borrowings under a New Credit Facility which replaced the Company's existing facility. For the fifty-two weeks ended January 1, 2017, our financial results include the transaction related expenses from the acquisition and the results of operations of the Intasco business from Apri1 29, 2016 through January 1, 2017.

On August 31, 2015, the Company acquired the business and substantially all of the assets of Great Lakes for a cash purchase price of $11.82 million. Following the closing, we made a payment to the seller of $0.13 million as a result of post-closing calculation of net working capital. For the fifty-two weeks ended January 1, 2017 our financial results include the results of operations of the Great Lakes business for the entire period and for the fifty-two weeks ended January 3, 2016, our financial results include the transaction-related expenses from the acquisition and the results of operations of the Great Lakes business from August 31, 2015 through January 3, 2016.

Fifty-Two Weeks Ended January 1, 2017 and Fifty-Two Weeks Ended January 3, 2016

Net Sales

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands)
Net sales	$170,463	$143,309

Net sales for the fifty-two weeks ended January 1, 2017 were approximately $170.46 million compared to $143.31 million for the fifty-two weeks ended January 3, 2016. The increase in net sales for the fifty-two weeks ended January 1, 2017 is attributable to our increased market penetration and content per vehicle and new product introductions, including approximately eight months of sales from the Intasco acquisition that occurred on April 29, 2016 included in the results for the fifty-two weeks ended January 3, 2016, and a full year of sales for the fifty-two weeks ended January 1, 2017, compared to eighteen weeks in the fifty-two weeks ended January 3, 2016, from the Great Lakes acquisition that occurred on August 31, 2015.

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

Cost of sales as a percentage of net sales for the fifty-two weeks ended January 1, 2017 increased to 75.9% from 75.6% for the fifty-two weeks ended January 3, 2016. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits and manufacturing overhead as a percentage of net sales, partially offset by lower material costs as a percentage of net sales. Material costs as a percentage of net sales decreased to 51.0% for the fifty-two weeks ended January 1, 2017 from 51.4% for the fifty-two weeks ended January 3, 2016. Material costs for the fifty-two weeks ended January 1, 2017 as a percentage of net sales were lower compared to the fifty-two weeks ended January 3, 2016 primarily due to favorable product mix. Direct labor and benefit costs as a percentage of net sales was 15.0% for the fifty-two weeks ended January 1, 2017 compared to 14.6% for the fifty-two weeks ended January 3, 2016. Labor and benefit costs as a percentage of net sales in the fifty-two weeks ended January 1, 2017 were higher due to an increase in health insurance claims paid under our self-insured benefit plans, as well as an increase in direct and temporary labor hours as a result of a change in product mix, and the addition of manufacturing capabilities to some of our existing facilities. Manufacturing overhead costs as a percentage of net sales were 9.9% for the fifty-two weeks ended January 1, 2017 compared 9.6% for the fifty-two weeks ended January 3, 2016. Manufacturing overhead as a percentage of net sales in the fifty-two weeks ended January 1, 2017 were higher due primarily to higher rent costs as we added capacity in order to meet expected future demand, and increased indirect labor costs as we upgraded our staff. Depreciation costs as a percentage of net sales in the fifty-two weeks ended January 1, 2017 were also slightly higher than for the year ended January 3, 2016 as we added machine capacity, again to meet expected future demand, and to increase capabilities in certain of our facilities.

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

Restructuring expenses for the fifty-two weeks ended January 1, 2017 were $0.04 million compared to $0.38 million for the fifty-two weeks ended January 3, 2016. The restructuring expenses were all related to the closure of the Murfreesboro facility which was announced in October 2015. Most expenses related to the closure were incurred in the fifty-two weeks ended January 3, 2016.

Operating Income

As a result of the foregoing factors, operating income for the fifty-two weeks ended January 1, 2017 was $11.98 million compared to operating income of $10.08 million for the fifty-two weeks ended January 3, 2016.

Non-Operating Expense

Non-operating expense for the fifty-two weeks ended January 1, 2017 was $2.04 million compared to $2.73 million for the fifty-two weeks ended January 3, 2016. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $2.13 million for the fifty-two weeks ended January 1, 2017, compared to $2.76 million for the fifty-two weeks ended January 3, 2016. The decline in interest expense was primarily due to the retirement of our 16% subordinated debt with the proceeds of our IPO in July of 2015, offset by higher interest expense on borrowings under our bank debt due to the refinancing of our bank debt as part of the Intasco acquisition on April 29, 2016. Borrowings to finance the acquisition resulted in a higher average principal balance in our outstanding debt in the fifty-two weeks ended January 1, 2017, as well as higher interest rates.

Income before Income Taxes

As a result of the foregoing factors, income before income taxes for the fifty-two weeks ended January 1, 2017 was $9.94 million, compared to $7.34 million for the fifty-two weeks ended January 3, 2016.

Income Tax Provision

For the fifty-two weeks ended January 1, 2017, income tax expense was $3.26 million, and the effective income tax rate was 32.8%. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, in the U.S. During the fifty-two weeks ended January 3, 2016, income tax expense was $2.31 million, and the effective income tax rate was 31.5%. The difference between the actual effective rate and the statutory rate was also a result of DPAD in the U.S. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of January 1, 2017. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-cash stock awards, non-recurring integration expense, non-cash stock awards, non-recurring step-up of inventory basis to fair market value, non-recurring IPO costs, transaction fees related to our acquisitions, restructuring expenses, a one-time gain on the sale of a building, and one-time consulting and licensing ERP system implementation costs as we implement a new ERP system at all locations. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(in thousands)
Net income	$6,487	$6,684	$5,029
Plus: Interest expense, net	2,746	2,135	2,755
Plus: Income tax expense	1,133	3,258	2,314
Plus: Depreciation and amortization	6,320	5,502	3,903
Plus: Non-cash stock award	150	166	206
Plus: Non-recurring integration expenses	158	173	87
Plus: Non-recurring step-up of inventory basis to fair market value	—	318	146
Plus: Non-recurring IPO costs	—	—	230
Plus: Transaction fees	23	867	546
Plus: Restructuring expenses	—	35	374
Plus: One-time consulting and licensing ERP system implementation costs	1,015	—	—
Less: Gain on sale of building	—	(147)	—
Adjusted EBITDA	$18,032	$18,991	$15,590

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our New Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of December 31, 2017, January 1, 2017 and January 3, 2016, we had a cash balance of $1.43 million, $0.71 million and $0.73 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of December 31, 2017, January 1, 2017 and January 3, 2016, we had $7.19 million, $9.42 million and $10.11 million, respectively, available for borrowing under our current credit facility and our old credit facility, respectively, subject, in each case, to borrowing base restrictions, compliance with the terms of the facility and outstanding letters of credit. At each such date, we were in compliance with all debt covenants under such facilities. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty-two weeks.

Subsequent to the closing of our IPO, we used proceeds remaining after paying the 16% senior subordinated note to temporarily reduce the outstanding balance on our then revolving line of credit. We then financed the acquisition of Great Lakes on August 31, 2015 with borrowings under our then revolving line of credit. We also financed the acquisition of Intasco, on April 29, 2016, with borrowings under our $62.00 million New Credit Agreement.

In 2018, we plan to spend approximately $5.50 million in capital expenditures, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.

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

The following table presents cash flow data for the periods indicated.

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
		(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$7,809	$7,761	$5,081
Investing activities	(4,088)	(21,993)	(15,439)
Financing activities	(2,995)	14,210	10,329

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization; amortization of debt issuance costs; gain or loss on sale of assets; gain or loss on extinguishments of debt; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, accounts payable and accrued interest.

During the fifty-two weeks ended December 31, 2017, net cash provided by operating activities was $7.81 million, compared to cash provided by operating activities of $7.76 million and $5.08 million for the fifty-two weeks ended January 1, 2017 and January 3, 2016, respectively.

Net cash provided by operating activities for the fifty-two weeks ended December 31, 2017 was impacted by net income excluding depreciation and amortization partially offset by working capital changes.

The net cash provided by operating activities for the fifty-two weeks ended January 1, 2017 was mainly impacted by net income of $6.68 million resulting from the expansion of our operations through the acquisition of Intasco and the inclusion of Great Lakes operations for the entire fiscal year and by decreases in inventory, as we sold inventory built up at the end of 2015.

The net cash provided by operating activities for the fifty-two weeks ended January 3, 2016 was mainly impacted by net income of $5.03 million.

Investing Activities

Cash used in investing activities consists principally of business acquisitions and purchases of property, plant and equipment.

In the fifty-two weeks ended December 31, 2017, we made capital expenditures of $4.14 million.

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

Financing Activities

Cash flows (used in) provided by financing activities consisted primarily of borrowings and payments under our new and old senior credit facility, payment of debt issuance costs, proceeds from the sale of sale of stock, the repayment of our 16% subordinated debt through refinancing proceeds received from our IPO, payment of IPO costs, and distribution of cash dividends.

In the fifty-two weeks ended December 31, 2017, we had outflows of $3.00 million primarily due to $3.37 million of mandatory pay-off of the principal amount of our term loans under our new senior credit facility, and $5.85 million for payments of cash dividends. These outflows were partially offset by $6.23 million net proceeds from borrowings under our revolving line of credit under our new senior secured credit facility.

As of December 31, 2017, $22.71 million was outstanding under the new revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to a borrowing base which is reduced to the extent of letters of credit issued under the new senior credit facility. As of December 31, 2017, the maximum additional available borrowings under the new revolving credit facility was $7.19 million. Amounts repaid under the new revolving credit facility will be available to be re-borrowed, subject to borrowing base restrictions and compliance with the terms of the facility.

In the fifty-two weeks ended January 1, 2017, we had inflows of $14.21 million primarily due to $32.00 million of gross proceeds from borrowings under our term loans under our new senior credit facility, and $5.69 million net proceeds from borrowings under our revolving line of credit under our new senior credit facility. These inflows were partially offset by $15.38 million used to retire the principal amount of our term loan under our old senior credit facility and $5.81 million for payments of cash dividends.

In the fifty-two weeks ended January 3, 2016, we had inflows of $10.33 million primarily due to $25.67 million of gross proceeds we received in the IPO, as well as $5.83 million of net proceeds from borrowings under our old revolving credit facility. These amounts were partially offset by $15.15 million of payments on debt, including $13.1 million paid to retire our 16% senior subordinated note from proceeds received from the IPO. Other outflows included $3.45 million due to expenses for the completed IPO, $0.75 million for post acquisition payments we made in regards to the 2013 Unique Fabricating acquisition, and outflows of $2.88 million on payments of cash dividends.

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

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the New Credit Agreement, with Citizens, acting as syndication agent, and the other lenders. The Amendment converted $4.00 million of outstanding borrowings under the New Revolver under the New Credit Agreement into an additional $4.00 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the New Revolver did not reduce the aggregate amount available to be borrowed under it.

The New Revolver, US Term Loan, US Term Loan II, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.50% in the case of the Base Rate and 2.75% to 3.50% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate on all of our borrowings under the New Credit Agreement as of December 31, 2017 was 5.069% per annum.

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

Effective June 30, 2016, as required under the New Credit Agreement, the Company purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap requires the Company to pay a fixed rate of 1.055% per annum, while receiving a variable rate of one-month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date began at $16.68 million and decreases by $0.32 million each quarter until June 30, 2017, when it then begins decreasing by $0.43 million per quarter until June 29, 2018, when it begins decreasing by $0.53 million until it expires on June 28, 2019. The interest rate swap is recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. Please see Note 7 of our consolidated financial statements for further information.

Effective October 2, 2017, as required under the Second Amendment to the New Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.90 million which decreases by $0.10 million each quarter until it expires on September 30, 2020. The interest rate swap is recognized at its fair value, and monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. The Company has elected not to apply hedge accounting for financial reporting purposes

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of December 31, 2017, we were in compliance with all loan covenants.

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

The New Credit Agreement contains customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and saleleaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses, or the merger or consolidation with or into another entity; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to Unique Fabricating, Inc. by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9)

payment or amendment of subordinated debt and amendment of organizational documents; and (10) capital expenditures. The New Credit Agreement prohibits the payment of any dividend, redemption or other payment or distribution by the Borrowers other than distributions to the US Borrower by its subsidiaries, unless after giving effect to the dividend or other distribution, the post distribution DSCR, as defined, is greater than 1.1 to 1.0, and Borrowers remain in compliance with the other financial covenants.

Old Senior Credit Facility

Until April 29, 2016, we maintained a senior credit facility with Citizens Bank, National Association pursuant to which we could borrow up to $25.00 million under a revolving line of credit and up to $20.00 million under a term loan. The borrower under the facility was Unique Fabricating NA, Inc., and borrowings were guaranteed by Unique Fabricating, Inc. and each of our subsidiaries. The term loan bore interest at the LIBOR rate for a period equal to one month, plus 3.0% to 3.5% per annum. The term loan would have matured in December 2017. The revolver bore interest at the LIBOR rate plus an applicable margin ranging from 2.75% to 3.25%. The half percent range per annum on the term loan and revolver was determined quarterly based on the senior leverage ratio. We were permitted to prepay in part or in full amounts due under the senior credit facility without penalty.The senior credit facility required that we repay term loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 3, 2016 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of each year is less than 2:00 to 1:00.

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

Contractual Obligations and Commitments

The following table summarizes our future minimum payments under contractual commitments as of December 31, 2017:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,318	$2,252	$3,179	$887	$—
Long-term debt (1)	54,039	3,800	9,900	40,339	—
Management services agreement (2)	1,125	225	450	450	—

(1) Excludes interest expense. The Company does not include interest expense as the majority of debt the Company has, as discussed in Note 6 to our consolidated financial statements, is based on variable interest rates. The Company cannot predict future interest expense amounts, but firmly believes it will have adequate cash to meet required interest related obligations.
(2) Assumes the extension of the management services agreement which currently terminates in 2018. Amounts do not include additional payments that may be earned in connection with transactions.

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

Interest Rate Fluctuation Risk

Our borrowings under our New Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a interest rate swap with a notional amount initially of $16.68 million, which decreased by $0.32 million each quarter until June 30, 2017, and began decreasing by $0.43 million each quarter until June 29, 2018, when it will begin decreasing by $0.53 million per quarter until the swap terminates on June 28, 2019. The interest rate swap requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one month LIBOR rate for a net monthly settlement based on the notional amount in effect. The new swap terminated the old swap that we entered into on January 17, 2014 under our old senior credit facility. See Note 7 of our consolidated financial statements for further information. The Company paid $44,624, in the aggregate, in net monthly settlements with respect to the interest rate swap above for the 52 weeks ended January 1, 2017

Effective October 2, 2017, as required under the Second Amendment to the New Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.90 million which decreases by $0.10 million each quarter until it expires on September 30, 2020.

The Company paid $1,159, in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 52 weeks ended December 31, 2017.

We do not believe that an increase or decrease in interest rates of 100 basis points related to our swaps would have a material effect on our operating results or financial condition.

Foreign Currency Risk

Our functional currency is the U.S. dollar. To date, substantially all of our net sales and operating expenses have been denominated in U.S. dollars, therefore we are not currently subject to significant foreign currency risk. However, if our international operations continue to grow, our risks associated with fluctuation in currency rates may become greater. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international operations. We intend to continue to assess our approach to managing this potential risk. We do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our operating results or financial condition. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements. However, in order to mitigate some of the risk that we do have with regard to foreign currency, effective June 29, 2016 we entered into a 1 year foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent US dollar notional amount of $3.30 million and expired on June 30, 2017 and did not have a material impact to our consolidated financial statements. See Note 7 to our consolidated financial statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Unique Fabricating, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unique Fabricating, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fifty-two week periods ended December 31, 2017 and January 1, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017 and the results of its operations and its cash flows for each of the fifty-two week periods ended December 31, 2017 and January 1, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

Detroit, Michigan
March 8, 2018
We have served as the Company's auditor since 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Unique Fabricating, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Unique Fabricating, Inc. (the “Company”) for the fifty-two week period ended January 3, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Unique Fabricating, Inc. for the fifty-two week period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 9, 2016

UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	December 31, 2017	January 1, 2017
Assets
Current Assets
Cash and cash equivalents	$1,430,937	$705,535
Accounts receivable – net	27,203,296	26,887,945
Inventory – net	16,330,084	16,731,608
Prepaid expenses and other current assets:
Prepaid expenses and other	3,962,012	2,087,069
Refundable taxes	646,253	783,139
Total current assets	49,572,582	47,195,296
Property, Plant, and Equipment – Net	22,975,401	21,197,922
Goodwill	28,871,179	28,871,179
Intangible Assets	19,635,782	23,758,342
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	353,719	266,369
Deferred tax asset	342,552	193,577
Total assets	$122,805,335	$122,536,805
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,708,175	$13,451,816
Current maturities of long-term debt	3,799,998	2,405,446
Income taxes payable	348,910	610,825
Accrued compensation	2,840,559	2,734,155
Other accrued liabilities	1,027,489	1,065,740
Other liabilities	—	168,880
Total current liabilities	19,725,131	20,436,862
Long-term debt – net of current portion	27,288,846	28,029,041
Line of credit	22,476,525	20,176,058
Other long-term liabilities
Deferred tax liability	2,432,754	3,836,281
Total liabilities	71,923,256	72,478,242
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,757,563 and 9,719,772 issued and outstanding at December 31, 2017 and January 1, 2017, respectively	9,758	9,720
Additional paid-in-capital	45,712,568	45,525,237
Retained earnings	5,159,753	4,523,606
Total stockholders’ equity	50,882,079	50,058,563
Total liabilities and stockholders’ equity	$122,805,335	$122,536,805

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Net Sales	$175,287,982	$170,462,953	$143,309,634
Cost of Sales	135,234,448	130,918,486	109,488,101
Gross Profit	40,053,534	39,544,467	33,821,533
Selling, General, and Administrative Expenses	29,766,864	27,524,453	23,372,201
Restructuring Expenses	—	35,054	374,230
Operating Income	10,286,670	11,984,960	10,075,102
Non-operating Income (Expense)
Investment income	—	—	230
Other income	78,805	91,755	23,021
Interest expense	(2,745,904)	(2,134,976)	(2,755,091)
Total non-operating expense	(2,667,099)	(2,043,221)	(2,731,840)
Income – Before income taxes	7,619,571	9,941,739	7,343,262
Income Tax Expense	1,132,880	3,257,619	2,314,324
Net Income	$6,486,691	$6,684,120	$5,028,938
Net Income per share
Basic	$0.67	$0.69	$0.62
Diluted	$0.66	$0.68	$0.60
Cash dividends declared per share	$0.60	$0.60	$0.30

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 4, 2015	4,324,599	$4,325	$13,723,456	$2,864,154	$16,591,935
Net income	—	—	—	5,028,938	5,028,938
Stock option expense	—	—	205,845	—	205,845
Reduction for accretion on redeemable stock	—	—	—	(1,364,031)	(1,364,031)
Reclass of redeemable common stock to common stock and additional paid-in capital	2,415,399	2,415	7,807,592	—	7,810,007
Exercise of warrants and options for common stock	149,362	149	396,922	—	397,071
Issuance of common stock pursuant to an initial public offering	2,702,500	2,703	25,671,047	—	25,673,750
Common stock initial public offering issuance costs and underwriter fees	—	—	(3,452,674)	—	(3,452,674)
Cash dividends paid	—	—	—	(2,877,717)	(2,877,717)
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	6,684,120	6,684,120
Stock option expense	—	—	166,476	—	166,476
Exercise of warrants and options for common stock	57,115	57	115,918	—	115,975
Common stock issued for purchase of Intasco USA, Inc.	70,797	71	890,655	—	890,726
Cash dividends paid	—	—	—	(5,811,858)	(5,811,858)
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563
Net income	—	—	—	6,486,691	6,486,691
Stock option expense	—	—	150,368	—	150,368
Exercise of warrants and options for common stock	37,791	38	36,963	—	37,001
Cash dividends paid	—	—	—	(5,850,544)	(5,850,544)
Balance - December 31, 2017	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Cash Flows

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Cash Flows from Operating Activities
Net income	$6,486,691	$6,684,120	$5,028,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,319,975	5,501,674	3,903,429
Amortization of debt issuance costs	148,948	127,556	269,629
Loss (gain) on sale of assets	63,013	(126,631)	48,135
Loss on extinguishment of debt	—	60,202	386,552
Bad debt adjustment	128,475	(274,364)	(36,811)
(Gain) loss on derivative instruments	(228,387)	22,193	(39,638)
Stock option expense	150,368	166,476	205,845
Deferred income taxes	(1,552,502)	(1,165,649)	(496,427)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(443,826)	(3,987,313)	(694,902)
Inventory	401,524	339,784	(2,981,751)
Prepaid expenses and other assets	(1,765,990)	(1,291,654)	6,005
Accounts payable	(1,705,663)	1,329,599	(158,202)
Accrued and other liabilities	(193,762)	375,280	(359,982)
Net cash provided by operating activities	7,808,864	7,761,273	5,080,820
Cash Flows from Investing Activities
Purchases of property and equipment	(4,140,135)	(3,362,014)	(3,565,578)
Proceeds from sale of property and equipment	51,847	2,187,366	73,847
Acquisition of Intasco, net of cash acquired	—	(21,030,795)	—
Working capital adjustment from acquisition of Intasco	—	212,823	—
Acquisition of Great Lakes Foam Technologies, Inc., net of cash	—	—	(11,819,991)
Working capital adjustment from acquisition of Great Lakes Foam Technologies, Inc.	—	—	(127,401)
Net cash used in investing activities	(4,088,288)	(21,992,620)	(15,439,123)
Cash Flows from Financing Activities
Net change in bank overdraft	(37,978)	548,892	660,447
Proceeds from debt	—	32,000,000	—
Payments on term loans	(3,374,545)	(2,444,071)	(15,151,028)
Proceeds from revolving credit facilities, net	6,230,892	5,690,487	5,834,326
Debt issuance costs	—	(514,441)	—
Pay-off of old senior credit facility term debt	—	(15,375,000)	—
Post acquisition payments for Unique Fabricating	—	—	(755,018)
Proceeds from the issuance of common stock pursuant to initial public offering	—	—	25,673,750
Payment of initial public offering costs	—	—	(3,452,674)
Proceeds from exercise of stock options and warrants	37,001	115,975	397,071
Distribution of cash dividends	(5,850,544)	(5,811,858)	(2,877,717)
Net cash (used in) provided by financing activities	(2,995,174)	14,209,984	10,329,157
Net Decrease in Cash and Cash Equivalents	725,402	(21,363)	(29,146)
Cash and Cash Equivalents – Beginning of period	705,535	726,898	756,044
Cash and Cash Equivalents – End of period	$1,430,937	$705,535	$726,898

Supplemental Disclosure of Cash Flow Information – Cash paid for
Interest	$2,566,956	$1,552,619	$2,588,894
Income taxes	$2,231,901	$3,750,845	$2,619,977
Supplemental Disclosure of Cash Flow Information – Non cash investing and financing activities for
Common stock issued for purchase of Intasco USA, Inc.	$—	$890,726	$—
Accretion on redeemable common stock	$—	$—	$1,364,031

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business — UFI Acquisition, Inc. (“UFI”), a Delaware corporation, was formed on January 14, 2013, for the purpose of acquiring Unique Fabricating, Inc. and its subsidiaries (“Unique Fabricating”) (collectively, the “Company” or “Unique”) on March 18, 2013. The Company operates as one operating and reporting segment to fabricate and broker foam and rubber products, which are primarily sold to original equipment manufacturers (“OEMs”) and tiered suppliers in the automotive, appliance, water heater and heating, ventilation, and air conditioning (“HVAC”) industries. In September 2014, UFI changed its name to Unique Fabricating, Inc. which is now the parent company of the consolidated group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

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

Initial Public Offering — On July 7, 2015, the Company completed its initial public offering of 2,702,500 shares of common stock at a price to the public of $9.50 per share (the "IPO"), including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, as set forth in our registration statement for the IPO on Form S-1, the Company received net IPO proceeds of approximately $22.2 million. Of these proceeds, the Company used a portion to pay all of the $13.1 million principal amount of its 16% senior subordinated note, together with accrued interest through the date of payment. The Company used the remaining proceeds to temporarily reduce borrowings under the revolver portion of its senior secured credit facility. The Company also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the initial public offering price of $9.50 per share, and can be exercised commencing 1 year from the date of the IPO, until the date 5 years from the date of the IPO. The warrants had an aggregate grant date fair value of $336,300 and have been classified as equity and incremental direct costs associated with the IPO.

Fiscal Years — The Company’s year-end periods end on the Sunday closest to the end of the calendar year-end period. The 52-week fiscal year periods for 2017, 2016, and 2015 ended on December 31, 2017, January 1, 2017, and January 3, 2016, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $768,500 and $655,312 at December 31, 2017 and January 1, 2017, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.

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

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.

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

There were no impairment charges recognized during the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.

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

At December 31, 2017 and January 1, 2017, debt issuance costs were $232,045 and $301,620, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $242,059 and $270,959, respectively. On April 29, 2016, the Company refinanced its existing term loan and revolving debt facility with new term loans and a new revolving debt facility which are further described in Note 6. The Company reviewed this refinancing for extinguishment accounting and concluded that $60,202 of the $160,111 remaining issuance costs not amortized on the old revolving debt facility qualified for extinguishment and were recognized as a loss on extinguishment immediately. The remaining $99,909 of unamortized issuance costs not extinguished on the old revolving debt facility and all of the $92,508 of remaining unamortized debt discounts on the old term loan did not meet extinguishment accounting and were therefore carried forward to the new revolving debt facility and term loans.

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

Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $148,948 for the 52 weeks ended December 31, 2017, $127,556 for the 52 weeks ended January 1, 2017, and $269,629 for the 52 weeks ended January 3, 2016, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Cost basis investments acquired are recorded at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. Dividend income of $0, $0 and $0 was recognized for the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively. No impairment loss was recognized for the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,919,460 and $2,938,750 of checks issued in excess of available cash balances at December 31, 2017 and January 1, 2017, respectively.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), and Ford Motor Company (“Ford”), as a percentage of total net sales were: 14, 13, and 11 percent, respectively, during the 52 weeks ended December 31, 2017; 15, 11, and 12 percent, respectively, during the 52 weeks ended January 1, 2017; and 15, 15, and 15 percent, respectively, during the 52 weeks ended January 3, 2016. No Tier 1 suppliers represented more than 10 percent of direct Company sales for any period noted above. GM accounted for 11 and 12 percent of direct accounts receivable as of December 31, 2017 and January 1, 2017, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Labor Markets — At December 31, 2017, of the Company’s hourly plant employees working in the United States manufacturing facilities, 32 percent were covered under a collective bargaining agreement which expires in August 2019 while another 6 percent were covered under a separate agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At December 31, 2017, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2017 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, 15, 12, and 12 percent, respectively, of the Company’s production occurred in Mexico. During the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, 9, 6, and 0 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 15, 10, and 1 percent, respectively during the 52 weeks ended December 31, 2017, 12, 8, and 1 percent, respectively, during the 52 weeks ended January 1, 2017, and 13, 4, and 1 percent, respectively during the 52 weeks ended January 3, 2016, of the Company’s total sales.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

date of initial application. The ASU allows for early adoption for fiscal years beginning after December 15, 2016, however, the Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
 The Company plans to adopt the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the modified retrospective method.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Currently, deferred income tax liabilities and assets are required to be separated into current and noncurrent amounts in an entity's balance sheet. The changes implemented by the ASU require that all deferred income tax liabilities and assets are to be classified as noncurrent on the balance sheet. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU during the first quarter of 2016 and applied the change to only these 2016 periods in the consolidated financial statements as the prior year periods were not retrospectively adjusted. Deferred taxes are now shown as non-current by the Company in the consolidated balance sheet.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting(ASU 2016-09), to simplify the accounting for share-based payment transactions. The ASU is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. The Company early adopted this ASU during 2016 and applied the change to this period and future periods in the consolidated financial statements. Excess tax benefits are no longer disclosed in the consolidated statements of cash flows as a result of this early adoption and are also recognized as income tax expense in the income statement. The Company adopted the provisions related to forfeitures as well to record actual forfeitures as they occur, and the impact on our consolidated balance sheet as of all years presented was immaterial.

In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual or interim reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted the provisions related to this ASU during fiscal year 2017 and the impact was not material.

Note 2 — Business Combinations

2016

On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary of the Company, acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21,049,045, in cash paid at closing. On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc. a United States based tape manufacturer, for a purchase price of $890,726 paid by the issuance of 70,797 shares of the Company's common stock. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. A portion of the purchase price is being held in escrow to fund the obligations of Intasco Corporation and Intasco USA, Inc., (together “Intasco”) and a related party to indemnify the Canadian Buyer and US Buyer against certain claims, losses, and liabilities. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. On the date of closing, the Company paid an estimated working capital adjustment of $126,047 to Intasco, which is included in the total cash consideration paid above. During August 2016, Intasco paid the Company $212,823 for the actual final working capital adjustment. This final actual working capital settlement is included in the table below. The cash purchase price was paid with

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

borrowings under a new senior credit facility which replaced the Company's existing facility as further described in Note 6. The Company incurred transaction costs of $852,580 related to the acquisition of Intasco. The acquisition significantly broadened the Company's solution offerings, production capabilities, and potentially expanded its reach into new markets.

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

The goodwill arising from the acquisition consisted largely of Intasco's reputation, trained employees, and other unique features that cannot be associated with a specific identifiable asset. Of the total amount of goodwill recognized, $7,267,507 is expected to be deductible for tax purposes. The Company also recognized intangible assets as part of the acquisition which consisted of customer contracts, trade names, and unpatented technology. For further detail of the Company's intangibles please see Note 5.

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

2015

On August 31, 2015, the Company, through a newly created subsidiary, Unique Molded Foam Technologies, Inc., acquired substantially all of the assets of Great Lakes Foam Technologies, Inc. (“Great Lakes”) for total cash consideration of $11,947,392, after all adjustments described below. The purchase agreement included a potential purchase price adjustment provision based on the actual working capital acquired on the day of closing as compared to what was originally estimated at closing. On the date of closing, the Company paid a total purchase price of $12,000,000 less the estimated working capital adjustment of $180,009 owed to the Company by Great Lakes. During November 2015, the Company paid Great Lakes $127,401 for the actual working capital adjustment true-up once the actual working capital was determined. This acquisition was financed through the Company's revolving line of credit without the need for further revisions to any debt or equity agreements. The Company incurred costs of $421,637 related to the acquisition of Great Lakes. The acquisition allowed the Company to strengthen its existing product offerings and enabled it to access new customers and increase sales to certain of its existing customers.

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

The goodwill arising from the acquisition consisted largely of Great Lakes reputation, trained employees, and other unique features that cannot be associated with a specific identifiable asset. Of the total amount of goodwill recognized, $4,347,457 is expected to be deductible for tax purposes. The Company also recognized intangible assets as part of the acquisition which consisted of customer contracts and non-compete agreements. For further detail of the Company's intangibles please refer to Note 5.

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

The following unaudited pro forma supplementary data for the 52 weeks ended January 1, 2017 and 52 weeks ended January 3, 2016 give effect to the acquisition of Intasco as if it had occurred on January 5, 2015 (the first day of the Company's 2015 fiscal year) and Great Lakes as if it had occurred on December 30, 2013 (the first day of the Company’s 2014 fiscal year), The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(Unaudited)	(Unaudited)
Net sales	$176,309,480	$167,208,908
Net income	$6,460,512	$6,505,410
Net income per common share – basic	$0.67	$0.80
Net income per common share – diluted	$0.65	$0.77

Note 3 — Inventory

Inventory consists of the following:

	December 31, 2017	January 1, 2017
Raw materials	$9,005,335	$9,513,980
Work in progress	578,056	623,504
Finished goods	6,746,693	6,594,124
Total inventory	$16,330,084	$16,731,608

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

The allowance for obsolete inventory was $434,712 and $471,537 at December 31, 2017 and January 1, 2017, respectively.

Included in inventory are assets located in Mexico with a carrying amount of $3,173,944 at December 31, 2017 and $2,911,926 at January 1, 2017, and assets located in Canada with a carrying amount of $1,072,430 at December 31, 2017 and $1,180,400 at January 1, 2017.

The inventory acquired in the 2016 acquisition of Intasco included a fair value adjustment of $318,518, At January 1, 2017, $0 of this fair value adjustment remained in inventory while $318,518 was included in costs of goods sold during the 52 weeks ended January 1, 2017.

The inventory acquired in the 2015 acquisition of Great Lakes included a fair value adjustment of $146,191. At January 3, 2016, $0 of this fair value adjustment remained in inventory while $146,191 was included in cost of goods sold during the 52 weeks ended January 3, 2016.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	December 31, 2017	January 1, 2017	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	7,606,125	7,541,976	23 – 40
Shop equipment	16,654,811	13,003,025	7 – 10
Leasehold improvements	997,277	913,097	3 – 10
Office equipment	1,442,082	1,188,746	3 – 7
Mobile equipment	223,474	218,743	3
Construction in progress	1,253,760	1,425,090
Total cost	29,840,682	25,953,830
Accumulated depreciation	6,865,281	4,755,908
Net property, plant, and equipment	$22,975,401	$21,197,922

Depreciation expense was $2,197,415 for the 52 weeks ended December 31, 2017, $1,804,110 for the 52 weeks ended January 1, 2017, and $1,379,176 for the 52 weeks ended January 3, 2016.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $2,659,920 and $1,586,472 at December 31, 2017 and January 1, 2017, respectively, and assets located in Canada with a carrying amount of $684,431 and $755,040 at December 31, 2017 and January 1, 2017, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$11,588,946	8.16
Trade names	4,673,044	1,160,569	16.43
Non-compete agreements	1,161,790	995,233	2.53
Unpatented technology	1,534,787	512,156	5.00
Total	$33,892,686	$14,256,904

Intangible assets of the Company consist of the following at January 1, 2017:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$8,240,853	8.16
Trade names	4,673,044	868,866	16.43
Non-compete agreements	1,161,790	818,585	2.53
Unpatented technology	1,534,787	206,040	5.00
Total	$33,892,686	$10,134,344

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $4,122,560 for the 52 weeks ended December 31, 2017, $3,697,564 for the 52 weeks ended January 1, 2017, and $2,524,253 for the 52 weeks ended January 3, 2016.

Estimated amortization expense is as follows:

2018	$4,070,321
2019	3,945,264
2020	3,913,627
2021	2,455,712
2022	1,305,314
Thereafter	3,945,544
Total	$19,635,782

Note 6 — Long-term Debt

Old Senior Credit Facility

Until April 29, 2016, The Company had a senior credit facility with Citizens Bank, National Association (“Citizens”) under which we could borrow up to $20.0 million under a term loan and $25.0 million under a revolving line of credit. On April 29, 2016, in conjunction with the acquisition of Intasco, this senior credit facility was repaid and terminated and replaced with a new senior credit facility which is described below. On the date of termination there was $15.4 million outstanding under the Term Loan and $17.3 million outstanding under the revolving line of credit, all of which were repaid.

Borrowings under the revolving line of credit and term loan were subject to a borrowing base, bore interest at the 30 day LIBOR plus, in each case a margin that ranged from 2.75 percent to 3.25 percent, and were secured by substantially all of the Company’s assets. The half percent range per annum on the term loan and revolving line of credit was determined quarterly based on the senior leverage ratio. The Revolver was going to mature on December 18, 2017.

New Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens , acting as syndication agent, and other lenders, entered into a credit agreement (the “New Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.0 million. The New Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.0 million (the “New Revolver”) to the US Borrower, a $17.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, and a $15.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower. At Closing, the US Term Loan and the CA Term Loan were fully funded and the US Borrower borrowed approximately $22.9 million under the New Revolver. The borrowings were used to finance the acquisition of Intasco, including working capital adjustments and amounts paid into escrow, and to repay the Company’s existing senior credit facility, which was terminated as noted above.
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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2017, $22,708,570 was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 5.069 percent per annum at December 31, 2017, and is secured by substantially all of the Company’s assets. At December 31, 2017, the maximum additional available borrowings under the New Revolver were $7,191,430, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions.

Long term debt consists of the following:

	December 31, 2017	January 1, 2017
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.069% per annum at December 31, 2017. At December 31, 2017 the balance of the US Term Loan is presented net of a debt discount of $139,588 from costs paid to or on behalf of the lenders.	$14,060,065	$15,862,309
US Term Loan II, payable to lenders in quarterly installments of $200,000 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.069% per annum at December 31. At December 31, 2017, the balance of the US Term Loan II is presented net of a debt discount of $33,602 from costs paid to or on behalf of the lenders.	3,566,398	—
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.069% per annum at December 31, 2017. At December 31, 2017 the balance of the CA Term Loan is presented net of a debt discount of $68,869 from costs paid to or on behalf of the lenders.	12,962,381	14,066,732

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6 percent. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	—	5,446
Total debt excluding revolver	31,088,844	30,434,487
Less current maturities	3,799,998	2,405,446
Long-term debt – Less current maturities	$27,288,846	$28,029,041

The senior credit facility contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and a debt service coverage ratio, as defined in the New Credit Agreement. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries. As of December 31, 2017 and January 1, 2017, the Company was in compliance with these covenants. Additionally, the US Term Loan and CA Term Loan contains a clause, effective January 1, 2017, that requires an excess cash flow payment to be made to the lenders to reduce

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

the US Term Loan or the CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the New Credit Agreement and certain performance thresholds are not met.

Maturities on the Company’s Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years:

2018	$3,800,000
2019	5,100,000
2020	4,800,000
2021	40,339,473
2022	—
Thereafter	—
Total	54,039,473
Discounts	(242,059)
Debt issuance costs	(232,045)
Total debt – Net	$53,565,369

Note 7 — Derivative Financial Instruments

Interest Rate Swap

The Company holds derivative financial instruments, in the form of an interest rate swaps, as required by its New Credit Agreement, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swaps are recognized in the accompanying consolidated balance sheets at their fair value. Monthly settlement payments due on the interest rate swap and changes in their fair value are recognized currently in net income as interest expense in the consolidated statements of operations.

Effective June 30, 2016, as required under the New Credit Agreement entered into during April 2016, the Company entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. This terminated the old swap entered into on January 17, 2014. The notional amount at the effective date was $16,681,250 which decreased by $318,750 each quarter until June 30, 2017, and began decreasing by $425,000 per quarter until June 29, 2018, when it will begin decreasing by $531,250 per quarter until it expires on June 28, 2019. The Company paid $44,624, in the aggregate, in net monthly settlements with respect to the interest rate swap for the 52 weeks ended January 1, 2017. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statement of operations.

Effective October 2, 2017, as required under the Second Amendment to the New Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 1.093 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1,900,000 which decreases by $100,000 each quarter until it expires on September 30, 2020. Both the change in fair value and the monthly settlements are included in interest expense in the consolidated statement of operations.

At December 31, 2017, the fair value of the two swaps was $159,320, and was included in other long-term assets in the consolidated balance sheet. The Company paid $1,159, in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 52 weeks ended December 31, 2017.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent USD notional amount of $3,300,000 and expired on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time will enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract was recognized in the accompanying consolidated balance sheet at its fair value and changes in its fair value were recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statement of operations. At December 31, 2017 and January 1, 2017, the fair value of this foreign currency forward contract was $0 and $(168,880).

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

Fort Smith Restructuring

On February 13, 2018, subsequent to our 2017 fiscal year-end, the Company made the decision to close its manufacturing facility in Fort Smith, Arkansas. The Company currently expects to cease operations at the Fort Smith facility by end of June of 2018, and that approximately 20 positions will be eliminated as a result of the closure. The Company's decision resulted from our desire to streamline operations and to utilize some of the available excess capacity in other of our facilities. As such, the Company will move existing Fort Smith production to our manufacturing facilities in Evansville, Indiana and Monterrey, Mexico. The Company will provide the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as the closing did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company currently estimates that it will incur approximately $0.2 million in employee termination costs. At this time, the Company estimates the ranges of amounts of other major types of costs expected to be incurred in connection with the closure to be approximately $0.4 million to $0.5 million.

Following the closure, the Company expects to market the facility, which currently has a net book value of approximately $0.7 million, for sale.

Port Huron Restructuring

On February 1, 2018, subsequent to our 2017 fiscal year-end, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company currently expects to cease operations at the Port Huron facility by end of March of 2018 and expects that approximately 7 positions will be eliminated as a result of the closure. The Company's decision resulted from our desire to streamline operations and to utilize some of the available excess capacity in other of our facilities. As such, the Company will move existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company will provide the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as the closing did not represent a strategic shift in the Company's operations and the Company had continuing cash flows from the production being moved to other facilities within the Company.

The Company currently estimates that it will incur approximately $0.1 million in employee termination costs. At this time, the Company estimates the ranges of amounts of other major types of costs expected to be incurred in connection with the closure to be approximately $0.1 million to $0.2 million.

Murfreesboro Restructuring

On October 27, 2015, the Company announced the planned closure of its manufacturing facility located in Murfreesboro, Tennessee that resulted in a workforce reduction of approximately 30 employees. The planned closure of the Murfreesboro facility was effective in the fourth quarter of 2015 and completed in January 2016. The action was necessary due to the tight labor market in Murfreesboro and the struggle to staff production levels to meet the ongoing growth strategy for Murfreesboro's respective products manufactured at the plant. In order to ensure the Company's ability to service its customers at the increasing volumes projected for the future, the Company decided to move existing Murfreesboro production including equipment to the

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Company's other manufacturing facilities in Evansville, Indiana and LaFayette, Georgia. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as the closing did not represent a strategic shift in the Company's operations and the Company had continuing cash flows from the production being moved to other facilities within the Company.

There were no costs incurred with respect to the Murfreesboro restructuring in 2017 as the restructuring and costs associated with the closure were all completed in 2016 as noted below.

The Company reversed severance related costs which had been previously been recorded as a result of this plant closure in the amount of $(51,951) in the 52 weeks ended January 1, 2017. The amount of other costs incurred associated with this plant closure, which primarily consisted of moving existing production equipment at Murfreesboro to other facilities was $87,005 in the 52 weeks ended January 1, 2017. The expenses were recorded to the restructuring expense line in continuing operations in the Company's consolidated statements of operations.

The Company sold the building it owned in Murfreesboro, which had a net book value of $2,033,327 on October 31, 2016, for cash proceeds of $2,175,185 resulting in a gain on the sale of $147,413. Through the date of the sale the building qualified as being held for sale, and therefore was presented as such in the consolidated balance sheet.

The tables below summarize the activity in the restructuring liability for the 52 weeks ended January 1, 2017.

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

Note 10 — Stock Incentive Plans

2013 Stock Incentive Plan

The Company’s board of directors approved a stock incentive plan (the “Plan”) in 2013. The Plan permits the Company to grant 495,000 non statutory or incentive stock options to the employees, directors and consultants of the Company. 495,000 shares of unissued common stock are reserved for the Plan. The board of directors has the authority to determine the participants to whom stock options shall be awarded as well as any restrictions to be placed upon the awards. The exercise price cannot be less than the fair value of the underlying shares at the time the stock options are issued and the maximum length of an award is ten years.

On July 17, 2013 and January 1, 2014, the board of directors approved the issuance of 375,000 and 120,000 non statutory stock option awards, respectively, to employees of the Company with an exercise price of $3.33 per share with a weighted average grant date fair value of $0.23 and $0.35 per share, respectively. On April 29, 2016, the Company issued 7,200 non statutory stock option awards to employees of the Company with an exercise price of $12.58 and with a weighted average grant date fair value of $2.80 per share. On September 15, 2017, the Company issued 5,000 non statutory stock option awards to employees of the Company with an exercise price of $7.65 per share and with a weighted average grant date fair value of $1.41 per share. All 4 grants of the awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company.

The fair value of each option award is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

	September 15, 2017	April 29, 2016	January 1, 2014	July 17, 2013
Expected volatility	40.00%	40.00%	34.00%	34.00%
Dividend yield	7.00%	5.00%	—%	—%
Expected term (in years)	5	5	4	4
Risk-free rate	1.81%	1.28%	1.27%	0.96%

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

On August 17, 2015, the board of directors approved the issuance stock option awards for 230,000 shares of which 45,000 shares subject to non statutory options were granted to the board of directors, and 185,000 incentive stock options were granted to employees of the Company. All of the awards had an exercise price of $12.50 per share with a weighted average grant date

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

fair value of $2.72 per share. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries of the grant date thereafter. Vested awards can only be exercised while the participants are employed by the Company.

On November 20, 2015 the board of directors approved the issuance of stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $11.50 per share with a weighted average grant date fair value of $2.23 per share. The vesting schedule, vesting percentage, and ability of the employees to exercise these options are the same as these for the August 17, 2015 grants described above.

On April 29, 2016 the board of directors approved the issuance of stock option awards for 5,000 shares to employees of the Company. All of the awards had an exercise price of $12.58 per share with a weighted average grant date fair value of $2.80 per share. The vesting schedule, vesting percentage, and ability of the employees to exercise these options are the same as these for the November 20 and August 17, 2015 grants described above.

On September 15, 2017 the board of directors approved the issuance of stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $7.65 per share with a weighted average grant date fair value of $1.41 per share. The vesting schedule, vesting percentage, and ability of the employees to exercise these options are the same as these for the November 20, August 17, 2015, and April 29, 2016 grants described above.

The fair value of each option award is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	35.00%	38.00%
Dividend yield	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5	5
Risk-free rate	1.81%	1.28%	1.7%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2017	629,880	$6.76	7.40
Granted	20,000	$7.65	10.00
Exercised	47,400	$3.33	0
Forfeited or expired	—	$—	0
Outstanding at December 31, 2017	602,480	$7.06	6.58	$216,893
Vested and exercisable at December 31, 2017	467,560	$6.11	6.26	$612,504

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of December 31, 2017 and multiplying this result by the related number of options outstanding and exercisable at December 31, 2017. The estimated fair value of the shares is based on the closing stock price of $7.42 as of December 31, 2017.

The Company recorded gross compensation expense of $150,368 for the 52 weeks ended December 31, 2017, $166,476 for the 52 weeks ended January 1, 2017, and $205,845 for the 52 weeks ended January 3, 2016 in its consolidated statements of

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $22,360 for the 52 weeks ended December 31, 2017, $54,549 for the 52 weeks ended January 1, 2017, and $64,882 for the 52 weeks ended January 3, 2016.

As of December 31, 2017, there was $235,289 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.74 years.

Note 11 — Income Taxes

Income before income taxes for U.S. and Non-U.S. operations are as follows:

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
U.S. income	$3,877,650	$8,820,049	6,310,039
Non-U.S. income	3,741,921	1,121,690	1,033,223
Income before income taxes	$7,619,571	$9,941,739	$7,343,262

The components of the income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are detailed as follows:

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Current tax expense:
Federal	$1,206,992	$3,340,070	$2,256,970
State	292,702	355,748	244,253
Foreign	1,185,688	727,450	309,528
Total	2,685,382	4,423,268	2,810,751
Deferred tax expense:
Federal	(1,165,546)	(766,716)	(468,169)
State	(235,622)	(68,069)	(41,310)
Foreign	(151,334)	(330,864)	13,052
Total	(1,552,502)	(1,165,649)	(496,427)
Total income tax expense	$1,132,880	$3,257,619	$2,314,324

Deferred income tax assets and liabilities at December 31, 2017 and January 1, 2017 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

	December 31, 2017	January 1, 2017
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$194,684	$224,966
Inventories	118,813	198,130
Accrued payroll and benefits	491,214	776,309
Other	44,820	165,820
Deferred tax asset	849,531	1,365,225
Property, plant, and equipment	(2,534,440)	(3,417,377)
Goodwill and intangible assets	(405,293)	(1,590,552)
Deferred tax liability	(2,939,733)	$(5,007,929)
Total deferred tax liability	$(2,090,202)	$(3,642,704)

Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. On the basis of this evaluation, the Company believes that it is more likely than not that all deferred tax will be realized and this, no valuation allowance was recorded as of December 31, 2017 or January 1, 2017.

U.S. income taxes have not been recognized on basis differences in investments that are deemed to be indefinitely reinvested outside the U.S. At December 31, 2017, unremitted earnings have been included in the computation of the transition tax associated with the Tax Act eliminating the basis differences in foreign subsidiaries. The Company remains indefinitely reinvested with respect to its initial investment and any associated potential withholding tax on earnings of its subsidiaries subject to the transition tax, as well as with respect to future earnings that will primarily fund the operations of the subsidiary; however, the Company continues to evaluate its position under SAB 118. As of January 1, 2017 no taxes were provided on basis differences in investments in foreign subsidiaries of $2,183,895 due to the indefinite reinvestment assertion.

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Income tax expense, computed at 34% of pretax income	$2,590,654	$3,380,191	$2,496,709
State income taxes, net of federal benefit	66,607	193,070	133,784
Foreign tax rate differential	(206,432)	(51,388)	(28,753)
Impact of U.S. tax reform (1)	(559,286)	—	—
Research and Development credits	(681,957)	—	—
Other	(76,706)	(264,254)	(287,416)
Total provision for income taxes	$1,132,880	$3,257,619	$2,314,324

(1)
On December 22, 2017 the Tax Cuts and JOBS Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. We recognized the impact of the Act for the fifty-two weeks ended December 31, 2017. The impact primarily consists of a $(1,357,472) benefit related to the impact on the U.S. deferred tax liability due to the lowering of the corporate tax rate described above and $798,186 of expense for the estimate for the impact of one-time transition tax on deemed repatriated earnings of foreign subsidiaries. We will continue to assess our provision for income taxes as future guidance becomes available, however we do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. The Act creates a

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. Because of the complexity of the new GILTI rules, we are continuing to evaluate these provisions of the Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense or benefit related to this item for the period ended December 31, 2017.

The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of December 31, 2017 and January 1, 2017. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 52 weeks ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.

The Company files income tax returns in the United States, Mexico, and Canada as well as in various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2015 in the United States and before 2012 in Mexico.

Note 12 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2022. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Five of the leases provide for escalating rents over the life of the lease and rent expense is therefore recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rent expense charged to operations was approximately $2,198,051 for the 52 weeks ended December 31, 2017, $2,019,073 for the 52 weeks ended January 1, 2017, and $1,442,155 for the 52 weeks ended January 3, 2016.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at December 31, 2017:

2018	$2,252,038
2019	1,855,354
2020	1,323,259
2021	510,045
2022	376,878
Thereafter	—
Total	$6,317,574

Note 13 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $451,572 for the 52 weeks ended December 31, 2017, $409,247 for the 52 weeks ended January 1, 2017, and $368,650 for the 52 weeks ended January 3, 2016

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $3,247 for the 52 weeks ended December 31, 2017 and $3,010 for the 52 weeks ended January 1, 2017.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $40,643 for the 52 weeks ended December 31, 2017 and $28,195 for the 52 weeks ended January 1, 2017.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 14 — Related Party Transactions

A stockholder provided subordinated debt financing which is discussed further in Note 6. Effective upon the closing of the IPO, as disclosed in Note 1, this subordinated debt amount was paid off in full with the proceeds received from the IPO. Interest charges were recognized in the amounts of $0 for the 52 weeks ended December 31, 2017, $0 for the 52 weeks ended January 1, 2017, and $1,514,901 for the 52 weeks ended January 3, 2016 related to the subordinated debt financing.

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $225,000 for the 52 weeks ended December 31, 2017, $225,000 for the 52 weeks ended January 1, 2017, and $275,000 for the 52 weeks ended January 3, 2016. During the 52 weeks ended January 1, 2017, the Company incurred additional management fees related to the acquisition of Intasco on April 29, 2016 of $259,000. During the 52 weeks ended January 3, 2016, the Company incurred additional management fees related to the acquisition of Great Lakes on August 31, 2015 of $220,000. The Company allocates these fees to the services provided based on their relative fair values. The fees paid were all allocated to and expensed as transaction costs.
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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

The Company measures its foreign currency forward contract on a recurring basis based primarily on Level 2 inputs using the present value of future cash flows to be incurred on the contracts. In accordance with market standards and conventions for valuing such contracts, the transactions reflect the current direction and amounts expected in each currency, spot exchange rates at period-end, discount factors and forward interest rate curves for each relevant currency pair and future maturity date. This forward contract expired in fiscal year 2017.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
Basic earnings per share calculation:
Net income	$6,486,691	$6,684,120	$5,028,938
Net income attributable to common stockholders	$6,486,691	$6,684,120	$5,028,938
Weighted average shares outstanding	9,750,948	9,678,316	8,174,418
Net income per share-basic	$0.67	$0.69	$0.62

Diluted earnings per share calculation:
Net income	$6,486,691	$6,684,120	$5,028,938
Weighted average shares outstanding	9,750,948	9,678,316	8,174,418
Effect of dilutive securities:
Stock options(1)(2)(3)	147,316	204,948	203,665
Warrants(1)(2)(3)	1,154	13,019	48,855
Diluted weighted average shares outstanding	9,899,418	9,896,283	8,426,938
Net income per share-diluted	$0.66	$0.68	$0.60

(1)    Options to purchase 345,280 shares of common stock remaining to be exercised under the 2013 plan, and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Options to purchase 225,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 10, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in September 2017, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Company's IPO in July 2015, were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

(2)     Options to purchase 392,680 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised, warrants to purchase 141,000 shares issued to the underwriters in July 2015 as noted in Note 1, and options to purchase 15,000 shares of common stock that were granted in August 2015, as discussed in Note 10 under the 2014 plan, were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 210,000 shares of common stock that were granted on January 1, 2014 remaining to be exercised under the 2013 plan and 12,200 shares of common stock that were granted under the 2013 and 2014 plan in April 2016 as noted in Note 10, were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.

(3)    Options to purchase 450,000 shares of common stock remaining to be exercised,warrants to purchase 24,504 shares of common stock remaining to be exercised and warrants to purchase 141,000 shares issued to the underwriters granted in July 2015, as noted in Note 1, were considered in the computation of diluted earnings per share using the treasury stock method in the 2015 calculation. Options to purchase 245,000 shares of common stock that were granted in August 2015 and November 2015 under the 2014 plan, as noted in Note 10, were not included in the computation of diluted earnings per share in the 2015 period because the effect would have been anti-dilutive.

Note 18 — Selected Quarterly Financial Data (unaudited)

The following tables set forth a condensed summary of the Company's unaudited selected quarterly results for each of the quarters in fiscal 2017 and 2016.

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended December 31, 2017
2017
Net sales	$47,857,096	$44,518,039	$41,231,366	$41,681,481
Gross profit	$11,107,161	$10,666,091	$8,974,926	$9,305,356
Operating income	3,515,457	3,070,774	1,706,114	1,994,325
Net income	$2,046,837	$1,668,410	$715,106	$2,056,338
Net income per share
Basic	$0.21	$0.17	$0.07	$0.21
Diluted	$0.21	$0.17	$0.07	$0.21

	Thirteen Weeks Ended April 3, 2016	Thirteen Weeks Ended July 3, 2016	Thirteen Weeks Ended October 2, 2016	Thirteen Weeks Ended January 1, 2017
2016
Net sales	$39,982,504	$42,048,220	$44,753,565	$43,678,664
Gross profit	$9,599,946	$9,091,238	$11,250,348	$9,602,935
Operating income	$3,010,291	$1,926,252	$4,301,314	$2,747,103
Net income	$1,833,651	$599,172	$2,520,199	$1,731,098
Net income per share
Basic	$0.19	$0.06	$0.26	$0.18
Diluted	$0.19	$0.06	$0.25	$0.17

Note 19 — Subsequent Events

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Declaration of Cash Dividend

On February 16, 2018, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on March 7, 2018 to shareholders of record at the close of business on February 28, 2018 for an amount of approximately $1.5 million.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on From 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except in connection with the Intasco acquisition completed during the fifty-two weeks ended January 1, 2017, there were no material changes in the Company's internal controls over financial reporting during the fifty-two weeks ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company integrated Intasco into the Company's operations and internal control processes during the fifty-two weeks ended December 31, 2017.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2017 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2017 and January 1, 2017
Consolidated Statements of Operations for the Fifty-Two Weeks Ended December 31, 2017, January 1, 2017 and January 3, 2016
Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended December 31, 2017, January 1, 2017 and January 3, 2016
Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended December 31, 2017, January 1, 2017 and January 3, 2016

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

10.6
Asset Purchase Agreement by and among Unique Molded Foam Technologies, Inc., Great Lake Foam Technologies and the Stockholders of Great Lake Foam Technologies, Inc., dated as of August 31, 2015 (filed as Exhibit 10.1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on October 4, 2015, filed on October 11, 2015, and incorporated herein by reference).

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

10.16#
UFI Acquisition, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.17#
Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.18#	Amendment No. 1 to 2014 Omnibus Performance Award Plan (filed as Exhibit 4.5 to the Company Registration on Form S-8, File No. 333-212193, filed on June 23, 2016 and incorporated herein by reference).
10.19#
Employment Agreement, dated as of March 18, 2013, between Unique Fabricating Incorporated and Thomas Tekiele (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated by reference).

10.20#
Employment Agreement, dated as of March 18, 2013, between Unique Fabricating Incorporated and John Weinhardt (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.21#
ISO Award Agreement, 2014 Omnibus Performance Award Plan, dated August 17, 2015, with John Weinhardt (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2015, filed on November 17, 2015, and incorporated herein by reference).

10.22#
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

10.25#
Form of Indemnification Agreement (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

10.26
Termination and Registration Rights Agreement, dated as of June 16, 2015, among Unique Fabricating, Inc. and Peninsula Fund V Limited Partnership (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-200072, originally filed on November 10, 2014, as amended, and incorporated herein by reference).

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

10.31
Second Amendment to Credit Agreement and Loan Documents, dated as of August 18, 2017, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc (filed as Exhibit 10.1 Company’s Current Report on Form 8-K, filed on August 22, 2017 and incorporated herein by reference)

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

UNIQUE FABRICATING, INC.

Date: March 8, 2018	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John Weinhardt	By:	/s/ Richard L. Baum
	Name: John Weinhardt		Name: Richard L Baum
	Title: Chief Executive Officer, President and Director (Principal Executive Officer)		Title: Chairman of the Board
Dated:	March 8, 2018	Dated:	March 8, 2018
By:	/s/ Thomas Tekiele	By:	/s/ Paul Frascoia
	Name: Thomas Tekiele		Name: Paul Frascoia
	Title: Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Director
Dated:	March 8, 2018	Dated:	March 8, 2018
By:	/s/ Mary Kim Korth	By:	/s/ William Cooke
	Name: Mary Kim Korth		Name: William Cooke
	Title: Director		Title: Director
Dated:	March 8, 2018	Dated:	March 8, 2018
By:	/s/ James Illikman	By:	/s/ Donn Viola
	Name: James Illikman		Name: Donn Viola
	Title: Director		Title: Director
Dated:	March 8, 2018	Dated:	March 8, 2018