Form 10-Q
period 2018-04-01
Unique Fabricating, Inc.
filed 2018-05-10
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of May 4, 2018 the registrant had 9,766,563 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of April 1, 2018 (unaudited) and as of December 31, 2017 (unaudited)	1
Consolidated Statements of Operations for the thirteen week period ended April 1, 2018 (unaudited) and thirteen week period ended April 2, 2017 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirteen week period ended April 1, 2018 (unaudited) and the thirteen week period ended April 2, 2017 (unaudited)	3
Consolidated Statements of Cash Flows for the thirteen week period ended April 1, 2018 (unaudited) and thirteen week period ended April 2, 2017 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
Part II Other Information	33
Signatures	35

i

fITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets (unaudited)

	April 1, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$1,179,566	$1,430,937
Accounts receivable – net	31,266,807	27,203,296
Inventory – net	16,902,736	16,330,084
Prepaid expenses and other current assets:
Prepaid expenses and other	4,506,828	3,962,012
Refundable taxes	537,180	646,253
Asset held for sale	733,059	—
Total current assets	55,126,176	49,572,582
Property, plant, and equipment – net	23,324,186	22,975,401
Goodwill	28,871,179	28,871,179
Intangible assets– net	18,605,369	19,635,782
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	397,391	353,719
Deferred tax asset	440,567	342,552
Total assets	$127,818,988	$122,805,335
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,784,964	$11,708,175
Current maturities of long-term debt	3,999,998	3,799,998
Income taxes payable	423,875	348,910
Accrued compensation	2,667,307	2,840,559
Other accrued liabilities	1,093,406	1,027,489
Other liabilities	—	—
Total current liabilities	22,969,550	19,725,131
Long-term debt – net of current portion	26,306,988	27,288,846
Line of credit-net	25,067,517	22,476,525
Deferred tax liability	2,482,705	2,432,754
Total liabilities	76,826,760	71,923,256
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,766,563 and 9,757,563 issued and outstanding at April 1, 2018 and December 31, 2017, respectively	9,767	9,758
Additional paid-in-capital	45,775,819	45,712,568
Retained earnings	5,206,642	5,159,753
Total stockholders’ equity	50,992,228	50,882,079
Total liabilities and stockholders’ equity	$127,818,988	$122,805,335

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
Net sales	$47,304,153	$47,857,096
Cost of sales	36,224,006	36,749,935
Gross profit	11,080,147	11,107,161
Selling, general, and administrative expenses	7,966,982	7,591,704
Restructuring expenses	442,267	—
Operating income	2,670,898	3,515,457
Non-operating (expense) income
Other (expense) income, net	(36,034)	14,216
Interest expense	(735,759)	(615,696)
Total non-operating expense, net	(771,793)	(601,480)
Income – before income taxes	1,899,105	2,913,977
Income tax expense	387,216	867,140
Net income	$1,511,889	$2,046,837
Net income per share
Basic	$0.15	$0.21
Diluted	$0.15	$0.21
Cash dividends declared per share	$0.15	$0.15

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563
Net income	—	—	—	2,046,837	2,046,837
Stock option expense	—	—	37,508	—	37,508
Exercise of warrants and options for common stock	34,837	35	33,635	—	33,670
Cash dividends paid	—	—	—	(1,459,773)	(1,459,773)
Balance - April 2, 2017	9,754,609	$9,755	$45,596,380	$5,110,670	$50,716,805

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 31, 2017	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079
Net income	—	—	—	1,511,889	1,511,889
Stock option expense	—	—	33,260	—	33,260
Exercise of warrants and options for common stock	9,000	9	29,991	—	30,000
Cash dividends paid	—	—	—	(1,465,000)	(1,465,000)
Balance - April 1, 2018	9,766,563	$9,767	$45,775,819	$5,206,642	$50,992,228

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
Cash flows from operating activities
Net income	$1,511,889	$2,046,837
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,634,374	1,528,843
Amortization of debt issuance costs	35,536	33,019
Loss (gain) on sale of assets	14,680	(625)
Bad debt adjustment	61,800	32,931
Gain on derivative instrument	(35,596)	(195,016)
Stock option expense	33,260	37,508
Deferred income taxes	(48,064)	476,260
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(4,125,311)	(4,609,433)
Inventory	(572,652)	(410,000)
Prepaid expenses and other assets	(443,820)	(1,362,955)
Accounts payable	3,476,276	1,374,548
Accrued and other liabilities	(32,373)	(736,380)
Net cash provided by (used in) operating activities	1,509,999	(1,784,463)
Cash flows from investing activities
Purchases of property and equipment	(1,726,375)	(1,708,386)
Proceeds from sale of property and equipment	8,500	2,500
Net cash used in investing activities	(1,717,875)	(1,705,886)
Cash flows from financing activities
Net change in bank overdraft	(399,487)	(553,437)
Payments on term loans	(800,000)	(603,272)
Proceeds from revolving credit facilities, net	2,590,992	6,080,336
Proceeds from exercise of stock options and warrants	30,000	33,670
Distribution of cash dividends	(1,465,000)	(1,459,773)
Net cash (used in) provided by financing activities	(43,495)	3,497,524
Net increase (decrease) in cash and cash equivalents	(251,371)	7,175
Cash and cash equivalents – beginning of period	1,430,937	705,535
Cash and cash equivalents – end of period	$1,179,566	$712,710
Supplemental disclosure of cash flow Information – cash paid for
Interest	$692,826	$575,280
Income taxes	$123,246	$493,065

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The quarterly period, which was 13 weeks during 2018, ended on April 1, 2018, and the quarterly period, which was 13 weeks during 2017, ended on April 2, 2017. Fiscal year 2017 ended on Sunday, December 31, 2017.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $532,550 and $768,500 at April 1, 2018 and December 31, 2017, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 weeks ended April 1, 2018 and 13 weeks ended April 2, 2017, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 weeks ended April 1, 2018 and 13 weeks ended April 2, 2017, respectively.

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

There were no impairment charges recognized during the 13 weeks ended April 1, 2018 and the 13 weeks ended April 2, 2017, respectively.

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

At April 1, 2018 and December 31, 2017, debt issuance costs were $214,651 and $232,045, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $223,917 and $242,059, respectively.

Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $35,536 for the 13 weeks ended April 1, 2018, respectively, and $33,019 for the 13 weeks ended April 2, 2017, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 weeks ended April 1, 2018 and 13 weeks ended April 2, 2017, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,790,008 and $2,919,460 of checks issued in excess of available cash balances at April 1, 2018 and December 31, 2017, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of April 1, 2018 and April 2, 2017. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 weeks ended April 1, 2018 or April 2, 2017.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 weeks ended April 1, 2018 and 13 weeks ended April 2, 2017, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: 14, 17, and 11 percent, respectively, during the 13 weeks ended April 1, 2018; and 15, 10, and 12 percent, respectively, during the 13 weeks ended April 2, 2017. No customer represented more than 10 percent of direct Company sales for any period noted above. No customer accounted for more than 10 percent of direct accounts receivable as of April 1, 2018. GM accounted for 11 percent of direct accounts receivable as of December 31, 2017.

Labor Markets — At April 1, 2018, of the Company’s hourly plant employees working in the United States manufacturing facilities, 28 percent were covered under a collective bargaining agreement which expires in August 2019 while another 6 percent were covered under a separate collective bargaining agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At April 1, 2018, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2018 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 weeks ended April 1, 2018 and 13

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

weeks ended April 2, 2017, 17 and 13 percent, respectively, of the Company’s production occurred in Mexico. During the 13 weeks ended April 1, 2018 and 13 weeks ended April 2, 2017, 10 and 9 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 16, 10, and 1 percent, respectively during the 13 weeks ended April 1, 2018 and 13, 10, and 1 percent, respectively, during the 13 weeks ended April 2, 2017.

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

Recently Issued Accounting Pronouncements  — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition, and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer implementation of ASU 2014-09 by one year. The guidance is now currently effective for fiscal years beginning after December 15, 2018 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. The ASU allows for early adoption for fiscal years beginning after December 15, 2016, however, the Company plans to adopt the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the modified retrospective method in its first quarter of 2019. To assess the impact of the new standard, the Company analyzed the standard's impact on customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from application of the new standard's requirements. The Company reviewed material contracts and related agreements with customers and confirmed that the performance obligations do not change under ASC No. 606. In addition, the Company considered all relevant commercial variables to identify transaction consideration and has concluded there is not a material change in the determination of transaction pricing. Therefore, the Company has concluded that the adoption of the new revenue standards will not have a material impact on its Consolidated Financial Statements as the method for recognizing revenue subsequent to the implementation of ASC No. 606 will not vary significantly from the revenue recognition practices under current GAAP.

There are certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under ASC No. 606 and the Company is currently implementing the necessary changes to its control framework for revenue recognition.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

goodwill. The ASU is effective for annual or interim reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted the provisions related to this ASU during fiscal year 2017 and the impact was not material.

Note 2 — Business Combinations

The Company will selectively continue to pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets. There were no new acquisitions for the 13 weeks ended April 1, 2018 or for the 13 weeks ended April 2, 2017.

Note 3 — Inventory

Inventory consists of the following:

	April 1, 2018	December 31, 2017
Raw materials	$9,997,057	$9,005,335
Work in progress	754,487	578,056
Finished goods	6,151,192	6,746,693
Total inventory	$16,902,736	$16,330,084

The allowance for obsolete inventory was $481,361 and $434,712 at April 1, 2018 and December 31, 2017, respectively.

Included in inventory are assets located in Mexico with a carrying amount of $3,146,355 at April 1, 2018 and $3,173,944 at December 31, 2017, and assets located in Canada with a carrying amount of $1,433,823 at April 1, 2018 and $1,072,430 at December 31, 2017.

Note 4 — Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	April 1, 2018	December 31, 2017	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	6,806,125	7,606,125	23 – 40
Shop equipment	16,882,949	16,654,811	7 – 10
Leasehold improvements	1,035,879	997,277	3 – 10
Office equipment	1,572,930	1,442,082	3 – 7
Mobile equipment	223,474	223,474	3
Construction in progress	2,526,080	1,253,760
Total cost	30,710,590	29,840,682
Accumulated depreciation	7,386,404	6,865,281
Net property, plant, and equipment	$23,324,186	$22,975,401

Depreciation expense was $603,960 for the 13 weeks ended April 1, 2018 and $499,154 for the 13 weeks ended April 2, 2017.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $2,946,404 and $2,659,920 at April 1, 2018 and December 31, 2017, respectively, and assets located in Canada with a carrying amount of $766,204 and $684,431 at April 1, 2018 and December 31, 2017, respectively.

Please refer to Note 8 for further information on the held for sale amount regarding the closure of the Fort Smith facility.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at April 1, 2018:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$12,425,740	8.16
Trade names	4,673,044	1,233,497	16.43
Non-compete agreements	1,161,790	1,039,395	2.53
Unpatented technology	$1,534,787	$588,685	5.00
Total	$33,892,686	$15,287,317

Intangible assets of the Company consist of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$11,588,946	8.16
Trade names	4,673,044	1,160,569	16.43
Non-compete agreements	1,161,790	995,233	2.53
Unpatented technology	1,534,787	$512,156	5.00
Total	$33,892,686	$14,256,904

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $1,030,414 for the 13 weeks ended April 1, 2018 and $1,029,689 for the 13 weeks ended April 2, 2017.

Estimated amortization expense is as follows:

2018	$3,039,908
2019	3,945,264
2020	3,913,627
2021	2,455,712
2022	1,305,314
Thereafter	3,945,544
Total	$18,605,369

Note 6 — Long-term Debt

Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as syndication agent, and other lenders, entered into a credit agreement (the “Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.0 million. The Credit Agreement is a senior secured credit facility and consisted of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $17.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, and a $15.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower. At Closing, the US Term Loan and the CA Term Loan were fully funded and the US Borrower borrowed approximately $22.9 million under the Revolver.

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the Credit Agreement, with Citizens acting as syndication agent, and other lenders. The Amendment converted $4.0 million of outstanding borrowings under the Revolver into an additional $4.0 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the Revolver did not reduce the aggregate amount available to be borrowed under it.

The Revolver, US Term Loan, US Term Loan II, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

LIBOR rate, plus an applicable margin ranging from 1.75% to 2.75% per annum in the case of the Base Rate and 2.75% to 3.75% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly.

In addition, the Credit Agreement allows for increases in the principal amount of the Revolver and the US and CA Term Loans not to exceed a $10.0 million principal amount, in the aggregate, provided that before and after giving effect to the proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratios do not exceed specified amounts. The Credit Agreement also provides for the issuance of letters of credit with a face amount of up to a $2.0 million, in the aggregate, provided that any letter of credit that is issued will reduce availability under the Revolver.

As of April 1, 2018, $25,282,168 was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The Revolver had an effective interest rate of 5.1480% percent per annum at April 1, 2018, and is secured by substantially all of the Company’s assets. At April 1, 2018, the maximum additional available borrowings under the Revolver were $4,617,832, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available to be borrowed under the Revolver is further subject to borrowing base restrictions.

Long term debt consists of the following:

	April 1, 2018	December 31, 2017
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.1480% per annum at April 1, 2018. At April 1, 2018, the balance of the US Term Loan is presented net of a debt discount of $129,125 from costs paid to or on behalf of the lenders.	$13,751,778	$14,060,065
US Term Loan II, payable to lenders in quarterly installments of $200,000 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.1480% per annum at April 1, 2018. At April 1, 2018, the balance of the US Term Loan II is presented net of a debt discount of $31,086 from costs paid to or on behalf of the lenders.	$3,368,914	$3,566,398
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.1480% per annum at April 1, 2018. At April 1, 2018, the balance of the CA Term Loan is presented net of a debt discount of $63,706 from costs paid to or on behalf of the lenders.	$12,686,294	$12,962,381

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	—	—
Total debt excluding Revolver	30,306,986	31,088,844
Less current maturities	3,999,998	3,799,998
Long-term debt – Less current maturities	$26,306,988	$27,288,846

The senior credit facility contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Credit Agreement. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries. As of April 1, 2018 and December 31, 2017, the Company was in compliance with these financial covenants. Additionally, the US Term Loan and CA Term Loan each contains a provision that requires an excess cash flow payment to be made to the lenders to reduce the US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Credit Agreement and certain performance thresholds are not met.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Maturities on the Company’s Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2018	$3,000,000
2019	5,100,000
2020	4,800,000
2021	42,913,071
2022	—
Thereafter	—
Total	55,813,071
Discounts	(223,917)
Debt issuance costs	(214,651)
Total debt – Net	$55,374,503

Note 7 — Derivative Financial Instruments

Interest Rate Swap

The Company holds a derivative financial instrument, in the form of an interest rate swap, as required by its Credit Agreement, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap is recognized in the accompanying consolidated balance sheets at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized currently in net income as interest expense in the accompanying consolidated statements of operations.

Effective June 30, 2016, as required under the Credit Agreement, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. The notional amount at the effective date was $16,681,250 which decreased by $318,750 each quarter until June 30, 2017, and began decreasing by $425,000 per quarter until June 29, 2018, when it will begin decreasing by $531,250 per quarter until it expires on June 28, 2019.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, the Company entered into an additional interest rate swap with requires the Company to pay a fixed rate of 1.093 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR, for a net monthly settlement based on half of the notional amount beginning immediately. The notional amount at the effective date was $1,900,000 which decreases by $100,000 each quarter until it expires on September 30, 2020.

At April 1, 2018, the fair value of both swaps was $194,915, and was included in other long-term assets in the consolidated balance sheet. The Company paid $(18,034) in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 13 weeks ended April 1, 2018. At December 31, 2017, the fair value of the swaps was $159,320, and was included in other long-term assets in the consolidated balance sheets. The Company paid $11,308 with respect to the interest rate swaps for the 13 weeks ended April 2, 2017. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent USD notional amount of $3,300,000 and expired on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time may enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract was recognized in the accompanying consolidated balance sheets at its fair value and changes in its fair value were recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statements of operations. At April 1, 2018, the fair value of this foreign currency forward contract was $0.

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

Fort Smith Restructuring

On February 13, 2018, the Company made the decision to close its manufacturing facility in Fort Smith, Arkansas. The Company currently expects to cease operations at the Fort Smith facility by end of June 2018, and that approximately 20 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities. As such, the Company will move existing Fort Smith production to its manufacturing facilities in Evansville, Indiana and Monterrey, Mexico. The Company will provide the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $232,292 in the 13 weeks ended April 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $20,653 in the 13 weeks ended April 1, 2018. Further charges are expected to be incurred in 2018, including approximately $0.4 million related to other costs. All of these costs will be recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

Following the closure, the Company also intends to sell the building in Fort Smith, which currently has a net book value of $0.7 million and a current estimated selling price of approximately $1.3 million. The building qualifies as held for sale, is expected to be sold in the next year, and is presented properly as such in the consolidated balance sheet as a current asset.

Port Huron Restructuring

On February 1, 2018, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company currently expects to cease operations at the Port Huron facility by May of 2018 and expects that approximately 7 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. As such, the Company will move existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company will provide the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $81,893 in the 13 weeks ended April 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $107,429 in the 13 weeks ended April 1, 2018. Further charges are expected to be incurred in 2018, including approximately $0.1 million related to other costs All of these costs will be recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

The table below summarizes the activity in the restructuring liability for the 13 weeks ended April 1, 2018.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 1, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	314,185	128,082	442,267
Payments made during the year	—	96,667	96,667
Accrual balance at April 1, 2018	314,185	31,415	345,600

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

On July 17, 2013 and January 1, 2014, the board of directors approved the issuance of 375,000 and 120,000 non statutory stock option awards, respectively, to employees of the Company with an exercise price of $3.33 per share with a weighted average grant date fair value of $0.23 and $0.35 per share, respectively. On April 29, 2016 the Company issued 7,200 non statutory stock option awards to employees of the Company with an exercise price of $12.58 and with a weighted average grant date fair value of $2.80 per share. On September 15, 2017, the Company issued 5,000 non statutory stock option awards to employees of the Company with an exercise price of $7.65 and with a weighted average grant date fair value of $1.41 per share. All 4 grants of awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company. Upon termination, the Company may repurchase the vested awards at their fair value (or their exercise price if terminated for cause) prior to their exercise.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

On August 17, 2015, the board of directors approved the issuance of a total of 230,000 stock option awards of which 45,000 non statutory awards were granted to the board of directors and 185,000 incentive stock options were granted to employees of the Company. All of the awards had an exercise price of $12.50 per share with a weighted average grant date fair value of $2.72 per share. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries thereafter. Vested awards can only be exercised while the participants are employed by the Company.

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

On September 15, 2017, the board of directors approved the issuance of incentive stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $7.65 with a weighted average grant date fair value of $1.41 per share. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the exact same conditions as the November 20, August 17, 2015, and April 29, 2016 grants discussed above.

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

	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	35.00%	38.00%
Dividend yield	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5	5
Risk-free rate	1.81%	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	602,480	$7.06	6.58
Granted	—	$—	0.00
Exercised	9,000	$3.33	0
Forfeited or expired	—	$—	0
Outstanding at April 1, 2018	593,480	$7.12	6.33	$783,394
Vested and exercisable at April 1, 2018	482,560	$6.02	6.00	$1,167,795

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of April 1, 2018 and multiplying this result by the related number of options outstanding and exercisable at April 1, 2018. The estimated fair value of the shares is based on the closing price of the stock of $8.44 as of April 1, 2018.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company recorded compensation expense of $33,260 for the 13 weeks ended April 1, 2018 and $37,508 for the 13 weeks ended April 2, 2017 in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $6,782 for the 13 weeks ended April 1, 2018 and $11,162 for the 13 weeks ended April 2, 2017.

As of April 1, 2018, there was $202,029 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.74 years.

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

In the period ending December 31, 2017, in accordance with SEC Staff Accounting Bulletin No. 118, we recorded provisional amounts related to the Act, including the re-measurement of our U.S. net deferred tax liabilities, as well as the one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As of April 1, 2018, the amounts recorded for the Act remain provisional. These estimates may be impacted by further analysis and future clarification and guidance. We are continuing to evaluate the provisions of the Act, including those related to GILTI and have not included an estimate of the tax expense related items that we are unable to reasonably estimate.

Income tax expense for the 13 weeks ended April 1, 2018 was $387,216 compared to $867,140 for the 13 weeks ended April 2, 2017. During the 13 weeks ended April 1, 2018, the actual effective tax rate of 20.4% compared to the statutory rate of 21.0% were approximately in alignment with each other. During the 13 weeks ended April 2, 2017, the difference between the actual effective tax rate of 29.8%% and the statutory rate 34.0% was mainly a result of earnings generated in Mexico and Canada, both of which have lower income tax rates than the U.S, and the domestic activities deduction, or DPAD benefit.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2021. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Five of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $669,182 for the 13 weeks ended April 1, 2018 and $545,275 for the 13 weeks ended April 2, 2017.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at April 1, 2018:

2018	$2,007,547
2019	2,226,940
2020	1,685,815
2021	861,483
2022	732,900
Thereafter	30,388
Total	$7,545,073

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution in an amount up to the first 3 percent of such employee’s total compensation and 50 percent of the contribution in an amount equal up to the next 2 percent of such employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $127,519 for the 13 weeks ended April 1, 2018 and $120,820 for the 13 weeks ended April 2, 2017.

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3% percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $1,307 for the 13 weeks ended April 1, 2018 and $1,279 for the 13 weeks ended April 2, 2017.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $15,657 for the 13 weeks ended April 1, 2018 and $14,089 for the 13 weeks ended April 2, 2017.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially required annual management fees of $300,000 and additional fees for assistance provided in connection with acquisitions. Effective upon completion of the initial public offering by the Company in July 2015, the agreement was amended to reduce the annual management fee by an amount equal to the total, if any, of annual cash retainers and equity awards paid as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 for the 13 weeks ended April 1, 2018 and $56,250 for the 13 weeks ended April 2, 2017.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
Basic earnings per share calculation:
Net income	$1,511,889	$2,046,837
Net income attributable to common stockholders	$1,511,889	$2,046,837
Weighted average shares outstanding	9,766,200	9,732,778
Net income per share-basic	$0.15	$0.21

Diluted earnings per share calculation:
Net income	$1,511,889	$2,046,837
Weighted average shares outstanding	9,766,200	9,732,778
Effect of dilutive securities:
Stock options(1)(2)	145,489	166,899
Warrants(1)(2)	—	17,010
Diluted weighted average shares outstanding	9,911,689	9,916,687
Net income per share-diluted	$0.15	$0.21

(1)Options to purchase 336,280 shares of common stock remaining to be exercised under the 2013 plan were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Options to purchase 225,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, options to purchase 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in September 2017, warrants to purchase 1,185 shares of common stock remaining to be exercised, and warrants to purchase 141,000 shares of common stock issued to the underwriters

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

of the Company's IPO in July 2015, were not included in the computation of diluted earnings per share in the 2018 period because the effect would have been anti-dilutive.

(2)Options to purchase 345,280 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 1,185 shares of common stock remaining to be exercised, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Options to purchase 225,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, and options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

Note 17 — Subsequent Event

Declaration of Cash Dividend

On May 10, 2018, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on June 7, 2018 to stockholders of record at the close of business on May 31, 2018. The aggregate amount of the dividend is approximately $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited consolidated financial statements and the related notes to unaudited consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The first quarter of 2018 ended on April 1, 2018 and the first quarter of 2017 ended on April 2, 2017. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2017 fiscal year ended on December 31, 2017 and the current fiscal year will end on December 30, 2018. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Unique currently services the North America automotive and heavy duty truck markets, in addition to the appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this Quarterly Report on Form 10-Q as original equipment manufacturers (OEMs), or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Ft. Smith, Arkansas, Bryan, Ohio, Port Huron, Michigan, London, Ontario, Monterrey, Mexico and Queretaro, Mexico. The Company also has an independent client sales representative who maintains offices in Baldham, Germany. Subsequent to the 2017 fiscal year-end we announced we will be closing the Ft. Smith and Port Huron facilities in 2018. Please refer to Note 8 to our consolidated financial statements for further information.

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

Recent Developments

Dividend Declaration

On May 10, 2018, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on June 7, 2018 to shareholders of record at the close of business on May 31, 2018.

Fort Smith Facility Closure

On February 13, 2018, the Company made the decision to close its manufacturing facility in Fort Smith, Arkansas. The Company currently expects to cease operations at the Fort Smith facility by end of June of 2018, and that approximately 20 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. As such, the Company will move existing Fort Smith production to our manufacturing facilities in Evansville, Indiana and Monterrey, Mexico. The Company will provide the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $232,292 in the 13 weeks ended April 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $20,653 in the 13 weeks ended April 1, 2018. Further charges are expected to be incurred in 2018, including approximately $0.4 million related to other costs. See Note 8 to our consolidated financial statements for further information.

Following the closure, the Company also intends to sell the building in Fort Smith, which currently has a net book value of $0.7 million and a current estimated selling price of approximately $1.3 million.

Port Huron Facility Closure

On February 1, 2018, subsequent to our 2017 fiscal year-end, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company currently expects to cease operations at the Port Huron facility by the end of May of 2018, and that approximately 7 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities.

As such, the Company will move existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company will provide the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $81,893 in the 13 weeks ended April 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of getting ready and moving existing production equipment and inventory at Port Huron to other facilities was $107,429 in the 13 weeks ended April 1, 2018. Further expected charges which will be incurred in 2018 are approximately $0.1 million related to other costs of which future changes to these estimated costs are not expected to be significant. See Note 8 to our consolidated financial statements for further information.

Tax Cut and JOBS Act

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however we made a reasonable estimate of the net effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance becomes available, however we do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. For further discussion on the impact to the Company of the Act for the thirteen weeks ended April 1, 2018, please refer to the Comparison of Results section below as well as Note 10 to our consolidated financial statements.

Credit Agreement (Second Amendment)

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent and the other lenders, entered into a Credit Agreement (the “Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The Credit Agreement is a senior secured credit facility and consists of a revolving line of credit of up to $30.00 million (the “Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal Term Loan (the “CA Term Loan”) to the CA Borrower.

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the Credit Agreement, with Citizens, acting as syndication agent, and other lenders. The Amendment converted $4.0 million of outstanding borrowings under the Revolver into an additional $4.0 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the Revolver did not reduce the aggregate amount available to be borrowed under it.

Comparison of Results of Operations for the Thirteen Weeks Ended April 1, 2018 and the Thirteen Weeks Ended April 2, 2017

Thirteen Weeks Ended April 1, 2018 and Thirteen Weeks Ended April 2, 2017

Net Sales

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
	(in thousands)
Net sales	$47,304	$47,857

Net sales for the 13 weeks ended April 1, 2018 were approximately $47.30 million compared to $47.86 million for the 13 weeks ended April 2, 2017. The decrease in sales for the 13 weeks ended April 1, 2018, was primarily attributable to a 2.1% overall decline in North American vehicle production in such period as compared to production in the 13 weeks ended April 2, 2017, partially offset by our increased market penetration.

Cost of Sales

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
	(in thousands)
Materials	$23,739	$24,228
Direct labor and benefits	7,371	7,076
Manufacturing overhead	4,588	5,016
Sub-total	35,698	36,320
Depreciation	526	430
Cost of Sales	36,224	36,750
Gross Profit	$11,080	$11,107

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
Materials	50.2%	50.6%
Direct labor and benefits	15.6%	14.8%
Manufacturing overhead	9.7%	10.5%
Sub-total	75.5%	75.9%
Depreciation	1.1%	0.9%
Cost of Sales	76.6%	76.8%
Gross Profit	23.4%	23.2%

Cost of sales as a percentage of net sales for the 13 weeks ended April 1, 2018 decreased to 76.6% from 76.8% for the 13 weeks ended April 2, 2017. The decrease in cost of sales as a percentage of net sales was primarily attributable to lower materials and manufacturing overhead as a percentage of net sales, partially offset by an increase in direct labor and benefits and depreciation. Material costs decreased to 50.2% of net sales for the 13 weeks ended April 1, 2018 from 50.6% for the 13 weeks ended April 2, 2017, while direct labor and benefit costs as a percentage of net sales was 15.6% for the 13 weeks ended April 1, 2018 compared to 14.8% for the 13 weeks ended April 2, 2017. Both of these changes were attributable to a shift in our product mix to more molded products, which are typically lower in material but higher in labor content. In addition, direct labor costs were also negatively impacted by a temporary equipment capacity issue at one of our facilities, resulting in higher overtime costs during the 13 weeks ended April 1, 2018. Manufacturing overhead costs as a percentage of net sales was 9.7% for the 13 weeks ended April 1, 2018 versus 10.5% for the 13 weeks ended April 2, 2017. The decrease in manufacturing overhead costs as a percentage of net sales was partially due to the product mix shift, as well as due to lower repair and maintenance costs versus the 13 weeks ended April 2, 2017 as the company's investments in new capital equipment are beginning to pay off. Depreciation costs increased to 1.1% of net sales for the 13 weeks ended April 1, 2018 compared to 0.9% for the 13 weeks ended April 2, 2017. The increase was a result of the lower sales in the 13 weeks ended April 1, 2018, as well as the investment in new equipment we have been making to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the decrease in net sales and the decrease in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended April 1, 2018 increased to 23.4% from 23.2% for the 13 weeks ended April 2, 2017.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$6,859	$6,493
Transaction expenses	—	—
Subtotal	6,859	6,493
Depreciation and amortization	1,108	1,099
SG&A	$7,967	$7,592
SG&A as a % of net sales	16.8%	15.9%

SG&A as a percentage of net sales for the 13 weeks ended April 1, 2018 increased to 16.8% from 15.9% for the 13 weeks ended April 2, 2017. The increase is primarily related to the decline in sales in the 13 weeks ended April 1, 2018 compared to the 13 weeks ended April 2, 2017, and incremental costs associated with the implementation of a new company-wide ERP system.

Operating Income

As a result of the foregoing factors, operating income for the 13 weeks ended April 1, 2018 was $2.67 million compared to operating income of $3.52 million for the 13 weeks ended April 2, 2017.

Non-Operating Expense

Non-operating expense for the 13 weeks ended April 1, 2018 was $0.77 million compared to $0.60 million for the 13 weeks ended April 2, 2017. The change in non-operating expense was primarily driven by an increase in interest expense primarily due to higher interest rates and a higher average outstanding debt balance in the 13 weeks ended April 1, 2018.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended April 1, 2018 was $1.90 million, compared to $2.91 million for the 13 weeks ended April 2, 2017.

Income Tax Provision

During the 13 weeks ended April 1, 2018, income tax expense was $0.39 million, and the effective income tax rate was 20.4%. The effective tax rate was approximately in alignment with the new Federal statutory rate of 21.0% that was enacted with the Tax Cuts on Jobs Act on December 22, 2017.

During the 13 weeks ended April 2, 2017, income tax expense was $0.87 million, and the effective income tax rate was 29.8%. The difference between the actual effective rate and the statutory rate was mainly a result of earnings generated in Mexico and Canada, which both have lower income taxes rates than the U.S. and the domestic production activities deduction, or DPAD. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance as of April 1, 2018. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of decreased net sales and changes in expenses discussed above, net income for the 13 weeks ended April 1, 2018 was $1.51 million compared to $2.05 million during the 13 weeks ended April 2, 2017.

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

Thirteen Weeks Ended April 1, 2018 and Thirteen Weeks Ended April 2, 2017

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
	(in thousands)
Net income	$1,512	$2,047
Plus: Interest expense, net	736	616
Plus: Income tax expense	387	867
Plus: Depreciation and amortization	1,634	1,529
Plus: Non-cash stock award	33	38
Plus: Non-recurring integration expenses	—	2
Plus: Transaction fees	—	23
Plus: Restructuring expenses	442	—
Plus: One-time consulting and licensing ERP system implementation costs	181	238
Adjusted EBITDA	$4,925	$5,360

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of April 1, 2018 and December 31, 2017, we had a cash balance of $1.18 million and $1.43 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of April 1, 2018 and December 31, 2017, we had $4.62 million and $7.19 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

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

The following table presents cash flow data for the periods indicated.

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended April 2, 2017
Cash flow data	(in thousands)
Cash flow provided by (used in):
Operating activities	$1,510	$(1,785)
Investing activities	(1,718)	(1,706)
Financing activities	(43)	3,498

Operating Activities

Cash provided by (used in) operating activities consists of: net income adjusted for non-cash items; including depreciation and amortization; gain or loss on sale of assets; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.

During the thirteen weeks ended April 1, 2018, net cash provided by operating activities was $1.51 million, compared to net cash used in operating activities of $1.78 million for the thirteen weeks ended April 2, 2017 .

Net cash provided by operations for the thirteen weeks ended April 1, 2018 was positively impacted by decreases in working capital, primarily in accounts payable and prepaid expenses.

Net cash used in operations for the thirteen weeks ended April 2, 2017 was mainly impacted by working capital changes, primarily due to increases in accounts receivable balances, resulting from the expansion of our operations.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the thirteen weeks ended April 1, 2018 and thirteen weeks ended April 2, 2017, we made capital expenditures of $1.73 million and $1.71 million, respectively.

We plan to spend a total of approximately $5.5 million in capital expenditures during 2018, including the $1.73 million spent through April 1, 2018.

Financing Activities

Cash flows (used in) provided by financing activities consists primarily of borrowings and payments under our new senior credit facility, debt issuance costs, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the thirteen weeks ended April 1, 2018, we had outflows of $0.04 million primarily due to $0.80 million of pay-off of the principal amount of our term loans under our new senior credit facility, and $1.47 million for payments of cash dividends. These outflows were offset by $2.59 million net proceeds from borrowings under our revolving credit facility.

As of April 1, 2018, $25.28 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of April 1, 2018, the maximum additional available borrowings under the revolver was $4.62 million, subject to borrowing base restrictions and a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the thirteen weeks ended April 2, 2017, we had inflows of $3.50 million primarily due to $6.01 million net proceeds from borrowings under our revolving credit facility. These inflows were partially offset by $0.61 million of pay-off of the principal amount of our term loan under our new senior credit facility, and $1.46 million for payments of cash dividends.

Credit Agreement

On April 29, 2016, the US Borrower and the CA Borrower and Citizens, acting as lender and Administrative Agent and the other lenders, entered into the Credit Agreement providing for borrowings of up to the aggregate principal amount of $62.00 million. The Credit Agreement is a senior secured credit facility and consists of a revolving line of credit (the “Revolver”) of up to $30.00 million to the US Borrower, a $17.00 million principal amount term loan to the US Borrower, (the “US Term Loan” and a $15.00 million term loan to the CA Borrower.

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the Credit Agreement, with Citizens, acting as syndication agent, and other lenders. The Amendment converted $4.00 million of outstanding borrowings under the revolving line of credit under the Credit Agreement into an additional $4.00 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the revolving line of credit did not reduce the aggregate amount available to be borrowed under it.

The Revolver, US Term Loan, US Term Loan II, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% in the case of the Base Rate and 2.75% to 3.75% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of April 1, 2018 was 5.148%.

In addition, the Credit Agreement allows for increases in the principal amount of the Revolver and US and CA Term Loans not to exceed $10.00 million principal amount, in the aggregate, provided that before and after giving effect to any proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratios do not exceed specified amounts. The Credit Agreement also provides for the issuance of letters of credit with a face amount of up to $2.00 million, in the aggregate, provided that any letter of credit issued will reduce availability under the Revolver.

We are permitted to prepay in part or in full the amounts due under the Credit Agreement without penalty, provided that with respect to prepayment of the Revolver at least $0.10 million remains outstanding. Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the U.S. Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the Revolver and US Term Loan and CA Term Loan will increase by 3.0% per annum plus the then applicable rate. The Credit Agreement requires that we repay both the US Term Loan and CA Term Loan principal annually in an amount equal to 25% of excess cash flow, as defined, for the year ended January 1, 2017 and for each subsequent fiscal year until the total leverage ratio, as defined, calculated as of the end of such year is less than 2:00 to 1:00. Additionally, the US Term Loan and CA Term Loan contains a clause, effective January 1, 2017, that requires an excess cash flow payment to be made if the Company’s cash flow exceeds certain thresholds as defined by the Credit Agreement and certain performance thresholds are not met. The Company entered into an amendment to allow for the sale by the US Borrower and its domestic subsidiaries of accounts receivable, pursuant to agreements in form and content satisfactory to the Administrative Agent, in an aggregate amount of not more than $3,000,000 in any calendar month. To date, we have not sold any receivables and there are currently no plans to do so.

The US Borrower's obligations under the Credit Agreement are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including a pledge of capital stock of the United States subsidiaries of the US Borrower and of 65% of the capital stock of the CA Borrower, and by mortgages on our facilities in LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, and Fort Smith, Arkansas. The US borrower guarantees all of the obligations and liabilities of the CA Borrower. Unique Fabricating, Inc. also pledged all of the capital stock of the US Borrower.

Effective June 30, 2016, as required under the Credit Agreement, the Company purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The interest rate swap requires the Company to pay a fixed rate of 1.055% while receiving a variable rate of one-month LIBOR. The notional amount at the effective date began at $16.68 million and decreased by $0.32 million each quarter until June 30, 2017, when it began decreasing by $0.43 million per quarter until June 29, 2018, when it begins decreasing by $0.53 million until it expires on June 28, 2019. The interest rate swap was recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. Please see Note 7 of our consolidated financial statements for further information.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into an interest rate swap with requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on half of the notional amount beginning immediately. The notional amount at the effective date was $1.90 million which decreases by $0.10 million each quarter until it expires on September 30, 2020. The interest rate swap is recognized at its fair value, and monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. The Company has elected not to apply hedge accounting for financial reporting purposes.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of April 1, 2018, we were in compliance with all loan covenants.

The Credit Agreement also contains customary affirmative covenants, including: (1) maintenance of legal existence and compliance with laws and regulations; (2) delivery of consolidated financial statements and other information; (3) maintenance of properties in good working order; (4) payment of taxes; (5) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (6) maintenance of adequate insurance; and (7) inspection of books and records.
The Credit Agreement contains customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and sale-leaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9) payment or amendment of subordinated debt and organizational documents; and (10) maximum capital expenditures. The Credit Agreement prohibits the payment of any dividend, redemption or other payment or distribution by the Borrowers other than distributions to the US Borrower by its subsidiaries, unless after giving effect to the dividend or other distribution, the post distribution DSCR, as defined, is greater than 1.1 to 1.0, and Borrowers remain in compliance with the other financial covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of April 1, 2018 have not changed materially since the amounts as of December 31, 2017 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

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

Interest Rate Fluctuation Risk

Our borrowings under our Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a interest rate swap with a notional amount initially of $16.68 million, which decreased by $0.32 million each quarter until June 30, 2017, when it began decreasing by $0.43 million each quarter until June 29, 2018, when it then begins decreasing by $0.53 million per quarter until the swap terminates on June 28, 2019. The interest rate swap requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one month LIBOR rate for a net monthly settlement based on the notional amount in effect. See Note 7 of notes to our consolidated financial statements for further information.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.90 million which decreases by $0.10 million each quarter until it expires on September 30, 2020.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Foreign Currency Risk

Our functional currency is the U.S. dollar. To date, substantially all of our net sales and operating expenses have been denominated in U.S. dollars, therefore we are not currently subject to significant foreign currency risk. However, if our international operations continue to grow, our risks associated with fluctuation in currency rates may become greater. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. We intend to continue to assess our approach to managing this potential risk. We do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our consolidated financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements. However, in order to mitigate some of the risk that we do have with regard to foreign currency, effective June 29, 2016 we entered into a 1 year foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent USD notional amount of $3.30 million and expired on June 30, 2017. At its expiration, the Company determined not to enter into a new forward contract. See Note 7 to our consolidated financial statements for further information.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the thirteen weeks ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

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

UNIQUE FABRICATING, INC.

Date: May 10, 2018	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)