Form 10-Q
period 2018-07-01
Unique Fabricating, Inc.
filed 2018-08-09
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of August 3, 2018 the registrant had 9,771,587 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of July 1, 2018 (unaudited) and as of December 31, 2017 (unaudited)	1
Consolidated Statements of Operations for the thirteen and twenty-six week periods ended July 1, 2018 (unaudited) and thirteen and twenty-six week periods ended July 2, 2017 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six week period ended July 1, 2018 (unaudited) and the thirteen and twenty-six week period ended July 2, 2017 (unaudited)	3
Consolidated Statements of Cash Flows for the twenty-six week period ended July 1, 2018 (unaudited) and twenty-six week period ended July 2, 2017 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
Part II Other Information	36
Signatures	38

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets (Unaudited)

	July 1, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$980,533	$1,430,937
Accounts receivable – net	32,120,004	27,203,296
Inventory – net	16,740,865	16,330,084
Prepaid expenses and other current assets:
Prepaid expenses and other	3,337,405	3,962,012
Refundable taxes	508,937	646,253
Asset held for sale	733,059	—
Total current assets	54,420,803	49,572,582
Property, plant, and equipment – net	24,361,811	22,975,401
Goodwill	28,871,179	28,871,179
Intangible assets– net	17,574,955	19,635,782
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	219,491	353,719
Deferred tax asset	418,435	342,552
Total assets	$126,920,794	$122,805,335
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,616,243	$11,708,175
Current maturities of long-term debt	4,606,248	3,799,998
Income taxes payable	123,593	348,910
Accrued compensation	3,204,671	2,840,559
Other accrued liabilities	824,538	1,027,489
Total current liabilities	22,375,293	19,725,131
Long-term debt – net of current portion	24,718,880	27,288,846
Line of credit-net	26,058,832	22,476,525
Deferred tax liability	2,453,095	2,432,754
Total liabilities	75,606,100	71,923,256
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,771,587 and 9,757,563 issued and outstanding at July 1, 2018 and December 31, 2017, respectively	9,772	9,758
Additional paid-in-capital	45,812,494	45,712,568
Retained earnings	5,492,428	5,159,753
Total stockholders’ equity	51,314,694	50,882,079
Total liabilities and stockholders’ equity	$126,920,794	$122,805,335

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
Net sales	$45,742,370	$44,518,039	$93,046,523	$92,375,135
Cost of sales	34,553,348	33,851,948	70,777,354	70,601,883
Gross profit	11,189,022	10,666,091	22,269,169	21,773,252
Selling, general, and administrative expenses	7,378,506	7,595,317	15,345,488	15,187,021
Restructuring expenses	538,117	—	980,384	—
Operating income	3,272,399	3,070,774	5,943,297	6,586,231
Non-operating (expense) income
Other (expense) income, net	(28,299)	29,859	(64,333)	44,075
Interest expense	(860,714)	(703,211)	(1,596,473)	(1,318,907)
Total non-operating expense, net	(889,013)	(673,352)	(1,660,806)	(1,274,832)
Income – before income taxes	2,383,386	2,397,422	4,282,491	5,311,399
Income tax expense	632,377	729,012	1,019,593	1,596,152
Net income	$1,751,009	$1,668,410	$3,262,898	$3,715,247
Net income per share
Basic	$0.18	$0.17	$0.33	$0.38
Diluted	$0.18	$0.17	$0.33	$0.38
Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563
Net income	—	—	—	3,715,247	3,715,247
Stock option expense	—	—	75,016	—	75,016
Exercise of warrants and options for common stock	36,686	37	36,964	—	37,001
Cash dividends paid	—	—	—	(2,923,259)	(2,923,259)
Balance - July 2, 2017	9,756,458	$9,757	$45,637,217	$5,315,594	$50,962,568

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 31, 2017	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079
Net income	—	—	—	3,262,898	3,262,898
Stock option expense	—	—	65,940	—	65,940
Exercise of warrants and options for common stock	14,024	14	33,986	—	34,000
Cash dividends paid	—	—	—	(2,930,223)	(2,930,223)
Balance - July 1, 2018	9,771,587	$9,772	$45,812,494	$5,492,428	$51,314,694

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
Cash flows from operating activities
Net income	$3,262,898	$3,715,247
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,285,818	3,107,637
Amortization of debt issuance costs	71,072	66,039
Loss (gain) on sale of assets	12,138	(17,105)
Bad debt adjustment	125,698	64,731
Gain on derivative instrument	(25,098)	(189,161)
Stock option expense	65,940	75,016
Deferred income taxes	(55,542)	240,067
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(5,042,406)	(3,580,565)
Inventory	(410,782)	344,766
Prepaid expenses and other assets	921,250	(1,575,970)
Accounts payable	2,214,196	213,985
Accrued and other liabilities	(64,156)	(751,609)
Net cash provided by operating activities	4,361,026	1,713,078
Cash flows from investing activities
Purchases of property and equipment	(3,368,448)	(2,415,599)
Proceeds from sale of property and equipment	11,850	23,647
Net cash used in investing activities	(3,356,598)	(2,391,952)
Cash flows from financing activities
Net change in bank overdraft	(306,128)	(805,182)
Payments on term loans	(1,800,000)	(1,774,546)
Proceeds from revolving credit facilities, net	3,547,519	6,246,763
Proceeds from exercise of stock options and warrants	34,000	37,001
Distribution of cash dividends	(2,930,223)	(2,923,259)
Net cash (used in) provided by financing activities	(1,454,832)	780,777
Net increase (decrease) in cash and cash equivalents	(450,404)	101,903
Cash and cash equivalents – beginning of period	1,430,937	705,535
Cash and cash equivalents – end of period	$980,533	$807,438
Supplemental disclosure of cash flow Information – cash paid for
Interest	$1,510,524	$1,237,849
Income taxes	$962,500	$1,670,064

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. For 2018, the quarterly and year to date periods, which were 13 and 26 weeks, ended on July 1, 2018, and for 2017, the quarterly and year to date period, which were 13 and 26 weeks, ended on July 2, 2017. Fiscal year 2017 ended on Sunday, December 31, 2017.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $583,615 and $768,500 at July 1, 2018 and December 31, 2017, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 26 weeks ended July 1, 2018 and 13 and 26 weeks ended July 2, 2017, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 26 weeks ended July 1, 2018 and 13 and 26 weeks ended July 2, 2017, respectively.

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

There were no impairment charges recognized during the 13 and 26 weeks ended July 1, 2018 and the 13 and 26 weeks ended July 2, 2017, respectively.

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

At July 1, 2018 and December 31, 2017, debt issuance costs were $197,257 and $232,045, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $205,774 and $242,059, respectively.

Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $35,536 and $71,072 for the 13 and 26 weeks ended July 1, 2018, respectively, and $33,019 and $66,039 for the 13 and 26 weeks ended July 2, 2017, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 and 26 weeks ended July 1, 2018 and 13 and 26 weeks ended July 2, 2017, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,711,940 and $2,919,460 of checks issued in excess of available cash balances at July 1, 2018 and December 31, 2017, respectively.

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of July 1, 2018 and July 2, 2017. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 26 weeks ended July 1, 2018 or July 2, 2017.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 and 26 weeks ended July 1, 2018 and 13 and 26 weeks ended July 2, 2017, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: 13, 17, and 10 percent, respectively, during the 13 weeks ended July 1, 2018; 13, 17, and 11 percent, respectively, during the 26 weeks ended July 1, 2018; 15, 12, and 12 percent, respectively, during the 13 weeks ended July 2, 2017; and 15, 11, and 12 percent, respectively, during the 26 weeks ended July 2, 2017. No customer represented more than 10 percent of direct Company sales for any period noted above. No customer accounted for more than 10 percent of direct accounts receivable as of July 1, 2018. GM accounted for 11 percent of direct accounts receivable as of December 31, 2017.

Labor Markets — At July 1, 2018, of the Company’s hourly plant employees working in the United States manufacturing facilities, 30 percent were covered under a collective bargaining agreement which expires in August 2019 while another 4 percent were covered under a separate collective bargaining agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At July 1, 2018, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2018 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 and 26 weeks ended July 1, 2018 and 13 and 26 weeks ended July 2, 2017, 17, 17, 13, and 14 percent, respectively, of the Company’s production occurred in Mexico. During the 13 and 26 weeks ended July 1, 2018 and 13 and 26 weeks ended July 2, 2017, 10, 10, 9, and 9 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 16, 10, and 2 percent, respectively, during the 13 weeks ended July 1, 2018; 16, 10, and 2 percent, respectively during the 26 weeks ended July 1, 2018; 15, 11, and 1 percent, respectively, during the 13 weeks ended July 2, 2017; and 14, 11, and 1 percent, respectively, during the 26 weeks ended July 2, 2017.

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

Note 2 — Business Combinations

The Company will selectively continue to pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets. There were no new acquisitions for the 13 and 26 weeks ended July 1, 2018 or for the 13 and 26 weeks ended July 2, 2017.

Note 3 — Inventory

Inventory consists of the following:

	July 1, 2018	December 31, 2017
Raw materials	$8,661,634	$9,005,335
Work in progress	877,423	578,056
Finished goods	7,201,808	6,746,693
Total inventory	$16,740,865	$16,330,084

The allowance for obsolete inventory was $693,049 and $434,712 at July 1, 2018 and December 31, 2017, respectively.

Included in inventory are assets located in Mexico with a carrying amount of $3,323,839 at July 1, 2018 and $3,173,944 at December 31, 2017, and assets located in Canada with a carrying amount of $1,236,080 at July 1, 2018 and $1,072,430 at December 31, 2017.

Note 4 — Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	July 1, 2018	December 31, 2017	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	6,806,125	7,606,125	23 – 40
Shop equipment	18,154,900	16,654,811	7 – 10
Leasehold improvements	1,059,276	997,277	3 – 10
Office equipment	1,566,319	1,442,082	3 – 7
Mobile equipment	271,269	223,474	3
Construction in progress	2,833,472	1,253,760
Total cost	32,354,514	29,840,682
Accumulated depreciation	7,992,703	6,865,281
Net property, plant, and equipment	$24,361,811	$22,975,401

Depreciation expense was $621,030 and $1,224,990 for the 13 and 26 weeks ended July 1, 2018, respectively, and $548,201 and $1,047,355 for the 13 and 26 weeks ended July 2, 2017, respectively.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $3,208,486 and $2,659,920 at July 1, 2018 and December 31, 2017, respectively, and assets located in Canada with a carrying amount of $642,159 and $684,431 at July 1, 2018 and December 31, 2017, respectively.

Please refer to Note 8 for further information on the held for sale amount regarding the closure of the Fort Smith facility.

Note 5 — Intangible Assets

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets of the Company consist of the following at July 1, 2018:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$13,262,536	8.16
Trade names	4,673,044	1,306,423	16.43
Non-compete agreements	1,161,790	1,083,557	2.53
Unpatented technology	$1,534,787	$665,215	5.00
Total	$33,892,686	$16,317,731

Intangible assets of the Company consist of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$11,588,946	8.16
Trade names	4,673,044	1,160,569	16.43
Non-compete agreements	1,161,790	995,233	2.53
Unpatented technology	1,534,787	$512,156	5.00
Total	$33,892,686	$14,256,904

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $1,030,414 and $2,060,828 for the 13 and 26 weeks ended July 1, 2018, respectively, and $1,030,593 and $2,060,282 for the 13 and 26 weeks ended July 2, 2017, respectively.

Estimated amortization expense is as follows:

2018	$2,006,572
2019	3,945,264
2020	3,913,627
2021	2,455,712
2022	1,305,314
Thereafter	3,948,466
Total	$17,574,955

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment requires the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds will not permanently reduce the amounts that may be borrowed under the Revolver. The Fourth Amendment also eases, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determines the Company's ability to pay dividends.

The Revolver, US Term Loan, US Term Loan II, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.75% per annum in the case of the Base Rate and 2.75% to 3.75% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly.

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

As of July 1, 2018, $26,256,089 was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The Revolver had an effective interest rate of 5.7256% percent per annum at July 1, 2018, and is secured by substantially all of the Company’s assets. At July 1, 2018, the maximum additional available borrowings under the Revolver were $3,643,911, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available to be borrowed under the Revolver is further subject to borrowing base restrictions.

Long term debt consists of the following:

	July 1, 2018	December 31, 2017
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.7256% per annum at July 1, 2018. At July 1, 2018, the balance of the US Term Loan is presented net of a debt discount of $118,661 from costs paid to or on behalf of the lenders.	$13,337,241	$14,060,065
US Term Loan II, payable to lenders in quarterly installments of $200,000 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.7256% per annum at July 1, 2018. At July 1, 2018, the balance of the US Term Loan II is presented net of a debt discount of $28,569 from costs paid to or on behalf of the lenders.	$3,171,431	$3,566,398
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.7256% per annum at July 1, 2018. At July 1, 2018, the balance of the CA Term Loan is presented net of a debt discount of $58,544 from costs paid to or on behalf of the lenders.	$12,316,456	$12,962,381

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	—	—
Total debt excluding Revolver	29,325,128	31,088,844
Less current maturities	4,606,248	3,799,998
Long-term debt – Less current maturities	$24,718,880	$27,288,846

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The senior credit facility contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Credit Agreement. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries. As of July 1, 2018 and December 31, 2017, the Company was in compliance with these financial covenants. Additionally, the US Term Loan and CA Term Loan each contains a provision that requires an excess cash flow payment to be made to the lenders to reduce the US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Credit Agreement and certain performance thresholds are not met.

Maturities on the Company’s Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2018	$2,000,000
2019	5,100,000
2020	4,800,000
2021	43,886,991
2022	—
Thereafter	—
Total	55,786,991
Discounts	(205,774)
Debt issuance costs	(197,257)
Total debt – Net	$55,383,960

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

At July 1, 2018, the fair value of both swaps was $184,418, and was included in both other short and long term assets in the consolidated balance sheet. The Company paid $(30,859) and $(48,894) in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 13 and 26 weeks ended July 1, 2018, respectively. At December 31, 2017, the fair value of the swaps was $159,320, and was included in other long-term assets in the consolidated balance sheets. The Company paid $1,922 and $11,308 with respect to the interest rate swaps for the 13 and 26 weeks ended July 2, 2017. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent USD notional amount of $3,300,000 and expired on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time may enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract was recognized in the accompanying consolidated balance sheets at its fair value and changes in its fair value were recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statements of operations. At July 1, 2018, the fair value of this foreign currency forward contract was $0.

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

Fort Smith Restructuring

On February 13, 2018, the Company made the decision to close its manufacturing facility in Fort Smith, Arkansas. The Company ceased operations at the Fort Smith facility in July of 2018, subsequent to quarter end, and approximately 20 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities. As such, the Company moved existing Fort Smith production to its manufacturing facilities in Evansville, Indiana and Monterrey, Mexico. The Company also provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $(58,933) and $173,359 in the 13 and 26 weeks ended July 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $423,705 and $444,358 in the 13 and 26 weeks ended July 1, 2018. Further charges to be incurred in 2018 subsequent to quarter end are expected to be immaterial. All of these costs will be recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

Following the closure, the Company intended to sell the building in Fort Smith, which currently has a net book value of $0.7 million. The building qualified as held for sale, and is presented properly as such in the consolidated balance sheet as a current asset.

Subsequent to the end of the quarter, the Company reached an agreement to sell the building for approximately $1.0 million. The sale is expected to close in August of 2018.

Port Huron Restructuring

On February 1, 2018, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company ceased operations at the Port Huron facility in June of 2018 and 7 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. As such, the Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company incurred one-time severance costs as a result of this plant closure of $(17,125) and $64,768 in the 13 and 26 weeks ended July 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $190,470 and $297,899 in the 13 and 26 weeks ended July 1, 2018. No further charges are expected to be incurred in 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

The table below summarizes the activity in the restructuring liability for the 13 and 26 weeks ended July 1, 2018.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 1, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	238,128	742,256	980,384
Payments made during the year	163,440	705,873	869,313
Accrual balance at July 1, 2018	74,688	36,383	111,071

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

On November 20, 2015, the board of directors approved the issuance of incentive stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $11.50 per share with a weighted average grant date fair value of $2.23 per share. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the same conditions as the August 17, 2015 grants discussed above.

On April 29, 2016, the board of directors approved the issuance of incentive stock option awards for 5,000 shares to employees of the Company. All of the awards had an exercise price of $12.58 per share with a weighted average grant date fair value of $2.80 per share. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the same conditions as the November 20 and August 17, 2015 grants discussed above.

On September 15, 2017, the board of directors approved the issuance of incentive stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $7.65 with a weighted average grant date fair value of $1.41 per share. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the same conditions as the November 20, August 17, 2015, and April 29, 2016 grants discussed above.

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

	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	35.00%	38.00%
Dividend yield	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5	5
Risk-free rate	1.81%	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	602,480	$7.06	6.58
Granted	—	$—	0.00
Exercised	16,200	$3.33	0
Forfeited or expired	5,000	$11.50	0
Outstanding at July 1, 2018	581,280	$7.13	6.09	$935,861
Vested and exercisable at July 1, 2018	474,360	$6.05	5.76	$1,276,028

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of July 1, 2018 and multiplying this result by the related number of options outstanding and exercisable at July 1, 2018. The estimated fair value of the shares is based on the closing price of the stock of $8.74 as of July 1, 2018.

The Company recorded compensation expense of $32,681 and $65,940 for the 13 and 26 weeks ended July 1, 2018 and $37,508 and $75,016 for the 13 and 26 weeks ended July 2, 2017 in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $8,919 and $15,700 for the 13 and 26 weeks ended July 1, 2018 and $11,380 and $22,542 for the 13 and 26 weeks ended July 2, 2017.

As of July 1, 2018, there was $165,681 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.49 years.

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

In the period ending December 31, 2017, in accordance with SEC Staff Accounting Bulletin No. 118, we recorded provisional amounts related to the Act, including the re-measurement of our U.S. net deferred tax liabilities, as well as the one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As of July 1, 2018, the amounts recorded for the Act remain provisional. These estimates may be impacted by further analysis and future clarification and guidance. We are continuing to evaluate the provisions of the Act, including those related to GILTI and have not included an estimate of the tax expense related items that we are unable to reasonably estimate.

Income tax expense for the 13 and 26 weeks ended July 1, 2018 was $632,377 and $1,019,593, respectively, compared to $729,012 and $1,596,152, respectively, for the 13 and 26 weeks ended July 2, 2017. During the 13 and 26 weeks ended July 1, 2018, the differences between the actual effective tax rate of 26.5% and 23.8%, respectively, and the statutory rate of 21.0% was mainly a result of earnings generated in Mexico and Canada, which both have higher income tax rates than the U.S. During the 13 and 26 weeks ended July 2, 2017, the difference between the actual effective tax rate of 30.4% and 30.1%, respectively, and the statutory rate 34.0% was due to income earning in jurisdictions with tax rates lower than the U.S. statutory rate, and the manufacturing incentives in the U.S.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2023. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Five of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $665,269 and $1,334,451, respectively, for the 13 and 26 weeks ended July 1, 2018 and $565,355 and $1,110,630, respectively, for the 13 and 26 weeks ended July 2, 2017.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at July 1, 2018:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2018	$1,334,451
2019	2,240,731
2020	1,694,667
2021	867,196
2022	735,500
Thereafter	31,274
Total	$6,903,819

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution in an amount up to the first 3 percent of such employee’s total compensation and 50 percent of the contribution in an amount equal up to the next 2 percent of such employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $132,363 and $259,882, respectively, for the 13 and 26 weeks ended July 1, 2018 and $114,597 and $235,417, respectively, for the 13 and 26 weeks ended July 2, 2017.

The Intasco operations acquired in April 2016 had separate retirement plans. The United States facility sponsored a SIMPLE IRA account for qualifying employees. The plan made a contribution equal to 3% percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $194 and $1,502, respectively, for the 13 and 26 weeks ended July 1, 2018 and $677 and $1,955, respectively, for the 13 weeks ended April 2, 2017.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $12,707 and $28,365, respectively, for the 13 and 26 weeks ended July 1, 2018 and $11,230 and $25,319 for the 13 and 26 weeks ended July 2, 2017.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially required annual management fees of $300,000 and additional fees for assistance provided in connection with acquisitions. Effective upon completion of the initial public offering by the Company in July 2015, the agreement was amended to reduce the annual management fee by an amount equal to the total, if any, of annual cash retainers and equity awards paid as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 and $112,500, respectively, for the 13 and 26 weeks ended July 1, 2018 and $56,250 and $112,500, respectively, for the 13 and 26 weeks ended July 2, 2017.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
Basic earnings per share calculation:
Net income	$1,751,009	$1,668,410	$3,262,898	$3,715,247
Net income attributable to common stockholders	$1,751,009	$1,668,410	$3,262,898	$3,715,247
Weighted average shares outstanding	9,768,159	9,755,744	9,767,180	9,744,261
Net income per share-basic	$0.18	$0.17	$0.33	$0.38

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Diluted earnings per share calculation:
Net income	$1,751,009	$1,668,410	$3,262,898	$3,715,247
Weighted average shares outstanding	9,768,159	9,755,744	9,767,180	9,744,261
Effect of dilutive securities:
Stock options(1)(2)	148,115	152,879	146,802	159,558
Warrants(1)(2)	725	1,575	706	1,644
Diluted weighted average shares outstanding	9,916,999	9,910,198	9,914,688	9,905,463
Net income per share-diluted	$0.18	$0.17	$0.33	$0.38

(1)Options to purchase 329,080 shares of common stock remaining to be exercised under the 2013 plan were considered in the computation of diluted earnings per share using the treasury stock method in the 2018 calculation. Options to purchase 220,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, options to purchase 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in September 2017, warrants to purchase 1,185 shares of common stock remaining to be exercised, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, were not included in the computation of diluted earnings per share in the 2018 period because the effect would have been anti-dilutive.

(2)Options to purchase 347,080 shares of common stock remaining to be exercised under the 2013 plan, and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, options to purchase 237,200 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, and options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

Note 17 — Subsequent Event

Declaration of Cash Dividend

On August 9, 2018, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on September 7, 2018 to stockholders of record at the close of business on August 31, 2018. The aggregate amount of the dividend is approximately $1.5 million.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The second quarter of 2018 ended on July 1, 2018 and the second quarter of 2017 ended on July 2, 2017. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2017 fiscal year ended on December 31, 2017 and the current fiscal year will end on December 30, 2018. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Unique currently services the North America automotive and heavy duty truck markets, in addition to the appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC companies, referred throughout this Quarterly Report on Form 10-Q as original equipment manufacturers (OEMs), or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Bryan, Ohio, London, Ontario, Monterrey, Mexico and Queretaro, Mexico. The Company also has an independent client sales representative who maintains offices in Baldham, Germany. Subsequent to the 2017 fiscal year-end we announced we will be closing the Ft. Smith and Port Huron facilities in 2018. The Port Huron facility was closed in June of 2018 and the Ft. Smith facility closed in July of 2018. Please refer to Note 8 to our consolidated financial statements for further information.

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

Recent Developments

Potential Impact of Tariffs

Recent steps taken by the U.S. government to apply and consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains and impose additional costs on our business. The

Company continues to carefully observe the reaction to new tariffs and stand ready to prudently adjust our operations accordingly should there be any fluctuations in consumer demand.

Dividend Declaration

On August 9, 2018, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on September 7, 2018 to shareholders of record at the close of business on August 31, 2018.

Fort Smith Facility Closure

On February 13, 2018, the Company made the decision to close its manufacturing facility in Fort Smith, Arkansas. The Company ceased operations at the Fort Smith facility in July of 2018, and approximately 20 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. As such, the Company moved existing Fort Smith production to our manufacturing facilities in Evansville, Indiana and Monterrey, Mexico. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $(58,933) and $173,359 in the 13 and 26 weeks ended July 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $423,705 and $444,358 in the 13 and 26 weeks ended July 1, 2018. Further charges to be incurred in 2018 are expected to be immaterial. See Note 8 to our consolidated financial statements for further information.

Following the closure, the Company also intends to sell the building in Fort Smith, which currently has a net book value of $0.7 million.

Subsequent to the end of the quarter, the Company reached an agreement to sell the building for approximately $1.0 million. The sale currently is expected to close in August of 2018.

Port Huron Facility Closure

On February 1, 2018, subsequent to our 2017 fiscal year-end, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company currently ceased operations at the Port Huron facility in June of 2018, and 7 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities.

The Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $(17,125) and $64,768 in the 13 and 26 weeks ended July 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of getting ready and moving existing production equipment and inventory at Port Huron to other facilities was $190,470 and $297,899 in the 13 and 26 weeks ended July 1, 2018. No further expected charges will be incurred in 2018. See Note 8 to our consolidated financial statements for further information.

Tax Cut and JOBS Act

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however we made a reasonable estimate of the net effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance becomes available, however we do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. For further discussion on the impact to the Company of the Act for the thirteen and twenty-six weeks ended July 1, 2018, please refer to the Comparison of Results section below as well as Note 10 to our consolidated financial statements.

Credit Agreement (Amendments)

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

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment requires the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds will not permanently reduce the amounts that may be borrowed under the Revolver. The Fourth Amendment also eases, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determines the Company's ability to pay dividends. Finally, currently the US Borrower's obligations under the Credit Agreement are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including a pledge of capital stock of the United States subsidiaries of the US Borrower and of 65% of the capital stock of the CA Borrower, and by mortgages on our facilities in Lafayette, Georgia, Louisville, Kentucky, Evansville, Indiana, and Fort Smith, Arkansas. This amendment provides for the discharge and release of the mortgage on the Ft. Smith, Arkansas facility subject to the application of the net proceeds of the sale of the property as required by the amendment.

Comparison of Results of Operations for the Thirteen and Twenty-Six Weeks Ended July 1, 2018 and the Thirteen and Twenty-Six Weeks Ended July 2, 2017

Thirteen Weeks Ended July 1, 2018 and Thirteen Weeks Ended July 2, 2017

Net Sales

	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended July 2, 2017
	(in thousands)
Net sales	$45,742	$44,518

Net sales for the 13 weeks ended July 1, 2018 were approximately $45.74 million compared to $44.52 million for the 13 weeks ended July 2, 2017. The increase in sales for the 13 weeks ended July 1, 2018, was primarily attributable to our increased market penetration, partially offset by a 2.9% overall decline in North American vehicle production in such period as compared to production in the 13 weeks ended July 2, 2017.

Cost of Sales

	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended July 2, 2017
	(in thousands)
Materials	$22,944	$22,468
Direct labor and benefits	6,787	6,406
Manufacturing overhead	4,282	4,502
Sub-total	34,013	33,376
Depreciation	540	476
Cost of Sales	34,553	33,852
Gross Profit	$11,189	$10,666

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended July 2, 2017
Materials	50.2%	50.4%
Direct labor and benefits	14.8%	14.4%
Manufacturing overhead	9.4%	10.1%
Sub-total	74.4%	74.9%
Depreciation	1.2%	1.1%
Cost of Sales	75.6%	76.0%
Gross Profit	24.4%	24.0%

Cost of sales as a percentage of net sales for the 13 weeks ended July 1, 2018 decreased to 75.6% from 76.0% for the 13 weeks ended July 2, 2017. The decrease in cost of sales as a percentage of net sales was primarily attributable to lower materials and manufacturing overhead as a percentage of net sales, partially offset by an increase in direct labor and benefits and depreciation. Material costs decreased to 50.2% of net sales for the 13 weeks ended July 1, 2018 from 50.4% for the 13 weeks ended July 2, 2017, while direct labor and benefit costs as a percentage of net sales was 14.8% for the 13 weeks ended July 1, 2018 compared to 14.4% for the 13 weeks ended July 2, 2017. Both of these changes were attributable to a shift in our product mix to more molded products, which are typically lower in material but higher in labor content. Manufacturing overhead costs as a percentage of net sales was 9.4% for the 13 weeks ended July 1, 2018 versus 10.1% for the 13 weeks ended July 2, 2017. The decrease in manufacturing overhead costs as a percentage of net sales was partially due to the product mix shift, as well as higher sales during the 13 weeks ended July 1, 2018, which allowed us to leverage the fixed portion of these costs. Depreciation costs increased to 1.2% of net sales for the 13 weeks ended July 1, 2018 compared to 1.1% for the 13 weeks ended July 2, 2017. The slight increase was a result of the investment in new equipment we have been making to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in net sales and the decrease in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended July 1, 2018 increased to 24.4% from 24.0% for the 13 weeks ended July 2, 2017.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended July 2, 2017
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$6,268	$6,492
Depreciation and amortization	1,111	1,103
SG&A	$7,379	$7,595
SG&A as a % of net sales	16.1%	17.1%

SG&A as a percentage of net sales for the 13 weeks ended July 1, 2018 decreased to 16.1% from 17.1% for the 13 weeks ended July 2, 2017. The decrease is primarily related to the Company effectively leveraging its cost structure as fixed costs in SG&A represent a lower percentage of overall net sales in the 13 weeks ended July 1, 2018 compared to the 13 weeks ended July 2, 2017.

Operating Income

As a result of the foregoing factors, as well as restructuring expenses of $0.54 million for the 13 weeks ended July 1, 2018 compared to $0.00 for the 13 weeks ended July 2, 2017, operating income for the 13 weeks ended July 1, 2018 was $3.27 million compared to operating income of $3.07 million for the 13 weeks ended July 2, 2017.

Non-Operating Expense

Non-operating expense for the 13 weeks ended July 1, 2018 was $0.89 million compared to $0.67 million for the 13 weeks ended July 2, 2017. The change in non-operating expense was primarily driven by an increase in interest expense primarily due to higher interest rates and a higher average outstanding debt balance in the 13 weeks ended July 1, 2018.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended July 1, 2018 was $2.38 million, compared to $2.40 million for the 13 weeks ended July 2, 2017.

Income Tax Provision

During the 13 weeks ended July 1, 2018, income tax expense was $0.63 million, and the effective income tax rate was 26.5%. The effective tax rate was higher than the new Federal statutory rate of 21.0% that was enacted with the Tax Cuts on Jobs Act on December 22, 2017 primarily due to earnings generated in Mexico and Canada which both have higher income tax rates than the U.S.

During the 13 weeks ended July 2, 2017, income tax expense was $0.73 million, and the effective income tax rate was 30.4%. The difference between the actual effective rate and the statutory rate was mainly a result of earnings generated in Mexico and Canada, which both have lower income taxes rates than the U.S. and the domestic production activities deduction, or DPAD. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and based on that evidence has determined that a tax valuation allowance as of July 1, 2018 was not necessary. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of increased net sales and changes in expenses discussed above, net income for the 13 weeks ended July 1, 2018 was $1.75 million compared to $1.67 million during the 13 weeks ended July 2, 2017.

Twenty-Six Weeks Ended July 1, 2018 and Twenty-Six Weeks Ended July 2, 2017

Net Sales

	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
	(in thousands)
Net sales	$93,047	$92,375

Net sales for the 26 weeks ended July 1, 2018 were approximately $93.05 million compared to $92.38 million for the 13 weeks ended July 2, 2017. The increase in sales for the 26 weeks ended July 1, 2018, was primarily attributable to increased automotive market penetration despite a 2.5% overall decline in North American vehicle production in such period as compared to production in the 26 weeks ended July 2, 2017.

Cost of Sales

	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
	(in thousands)
Materials	$46,682	$46,696
Direct labor and benefits	14,158	13,483
Manufacturing overhead	8,870	9,518
Sub-total	69,710	69,697
Depreciation	1,067	905
Cost of Sales	70,777	70,602
Gross Profit	$22,269	$21,773

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
Materials	50.2%	50.5%
Direct labor and benefits	15.2%	14.6%
Manufacturing overhead	9.5%	10.3%
Sub-total	74.9%	75.4%
Depreciation	1.2%	1.0%
Cost of Sales	76.1%	76.4%
Gross Profit	23.9%	23.6%

Cost of sales as a percentage of net sales for the 26 weeks ended July 1, 2018 decreased to 76.1% from 76.4% for the 26 weeks ended July 2, 2017. The decrease in cost of sales as a percentage of net sales was primarily attributable to lower materials and manufacturing overhead as a percentage of net sales, partially offset by an increase in direct labor and benefits and depreciation. Material costs decreased to 50.2% of net sales for the 26 weeks ended July 1, 2018 from 50.5% for the 26 weeks ended July 2, 2017, while direct labor and benefit costs as a percentage of net sales was 15.2% for the 26 weeks ended July 1, 2018 compared to 14.6% for the 26 weeks ended July 2, 2017. Both of these changes were attributable to a shift in our product mix to more molded products, which are typically lower in material but higher in labor content. In addition, direct labor costs were also negatively impacted by a temporary equipment capacity issue at one of our facilities during the first quarter of 2018, resulting in higher overtime costs during the 26 weeks ended July 1, 2018. Manufacturing overhead costs as a percentage of net sales was 9.5% for the 26 weeks ended July 1, 2018 versus 10.3% for the 26 weeks ended July 2, 2017. The decrease in manufacturing overhead costs as a percentage of net sales was partially due to the product mix shift, as well as the higher sales during the 26 weeks ended July 1, 2018, which allowed us to leverage the fixed portion of these costs. Depreciation costs increased to 1.2% of net sales for the 26 weeks ended July 1, 2018 compared to 1.0% for the 26 weeks ended July 2, 2017. The increase was a result of the Company's investment in new equipment we have been making to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in net sales and the decrease in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 26 weeks ended July 1, 2018 increased to 23.9% from 23.6% for the 26 weeks ended July 2, 2017.

Selling, General and Administrative Expenses

	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$13,126	$12,961
Transaction expenses	—	23
Subtotal	13,126	12,984
Depreciation and amortization	2,219	2,203
SG&A	$15,345	$15,187
SG&A as a % of net sales	16.5%	16.4%

SG&A as a percentage of net sales for the 26 weeks ended July 1, 2018 increased to 16.5% from 16.4% for the 26 weeks ended July 2, 2017. The increase is primarily related to incremental costs associated with the implementation of a new company-wide ERP system in the 26 weeks ended July 1, 2018 compared to the 26 weeks ended July 2, 2017.

Operating Income

As a result of the foregoing factors, as well as restructuring expenses of $0.98 million for the 26 weeks ended July 1, 2018 compared to $0.00 for the 26 weeks ended July 2, 2017, operating income for the 26 weeks ended July 1, 2018 was $5.94 million compared to operating income of $6.59 million for the 26 weeks ended July 2, 2017.

Non-Operating Expense

Non-operating expense for the 26 weeks ended July 1, 2018 was $1.66 million compared to $1.27 million for the 26 weeks ended July 2, 2017. The change in non-operating expense was primarily driven by an increase in interest expense primarily due to higher interest rates and a higher average outstanding debt balance in the 26 weeks ended July 1, 2018.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 26 weeks ended July 1, 2018 was $4.23 million, compared to $5.31 million for the 26 weeks ended July 2, 2017.

Income Tax Provision

During the 26 weeks ended July 1, 2018, income tax expense was $1.02 million, and the effective income tax rate was 23.8%. The effective tax rate was higher than the new Federal statutory rate of 21.0% that was enacted with the Tax Cuts on Jobs Act on December 22, 2017 primarily due to earnings generated in Mexico and Canada which both have higher income tax rates than the U.S.

During the 26 weeks ended July 2, 2017, income tax expense was $1.60 million, and the effective income tax rate was 30.1%. The difference between the actual effective rate and the statutory rate was mainly a result of earnings generated in Mexico and Canada, which both had lower income taxes rates than the U.S. and the domestic production activities deduction, or DPAD. The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and based on that evidence determined that a tax valuation allowance as of July 1, 2018 was not necessary. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of increased net sales and changes in expenses discussed above, net income for the 26 weeks ended July 1, 2018 was $3.26 million compared to $3.72 million during the 26 weeks ended July 2, 2017.

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

Thirteen and Twenty-Six Weeks Ended July 1, 2018 and Thirteen and Twenty-Six Weeks Ended July 2, 2017

	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended July 2, 2017	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
	(in thousands)
Net income	$1,751	$1,668	$3,263	$3,715
Plus: Interest expense, net	861	703	1,596	1,319
Plus: Income tax expense	632	729	1,020	1,596
Plus: Depreciation and amortization	1,651	1,579	3,286	3,108
Plus: Non-cash stock award	33	38	66	75
Plus: Non-recurring integration expenses	—	—	—	3
Plus: Transaction fees	—	—	—	23
Plus: Restructuring expenses	538	—	980	—
Plus: One-time consulting and licensing ERP system implementation costs	139	301	320	539
Adjusted EBITDA	$5,605	$5,018	$10,531	$10,378

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of July 1, 2018 and December 31, 2017, we had a cash balance of $0.98 million and $1.43 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of July 1, 2018 and December 31, 2017, we had $3.64 million and $7.19 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

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

The following table presents cash flow data for the periods indicated.

	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 2, 2017
Cash flow data	(in thousands)
Cash flow provided by (used in):
Operating activities	$4,361	$1,713
Investing activities	(3,357)	(2,392)
Financing activities	(1,455)	781

Operating Activities

Cash provided by operating activities consists of: net income adjusted for non-cash items; including depreciation and amortization; gain or loss on sale of assets; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary factors effecting cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.

During the twenty-six weeks ended July 1, 2018, net cash provided by operating activities was $4.36 million, compared to net cash provided by operating activities of $1.71 million for the twenty-six weeks ended July 2, 2017.

Net cash provided by operations for the twenty-six weeks ended July 1, 2018 was positively impacted by decreases in working capital, primarily in accounts payable and prepaid expenses.

Net cash provided by operations for the twenty-six weeks ended July 2, 2017 was also mainly impacted by working capital changes, primarily due to increases in accounts receivable balances and prepaid expense balances, resulting from the expansion of our operations.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the twenty-six weeks ended July 1, 2018 and twenty-six weeks ended July 2, 2017, we made capital expenditures of $3.37 million and $2.42 million, respectively.

We plan to spend a total of approximately $5.5 million in capital expenditures during 2018, including the $3.37 million spent through July 1, 2018.

Financing Activities

Cash flows (used in) provided by financing activities consists primarily of borrowings and payments under our new senior credit facility, debt issuance costs, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the twenty-six weeks ended July 1, 2018, we had outflows of $1.45 million primarily due to $1.80 million reduction of the principal amount of our term loans under our new senior credit facility, and $2.93 million for payments of cash dividends. These outflows were partially offset by $3.55 million net proceeds from borrowings under our revolving credit facility.

As of July 1, 2018, $26.26 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of July 1, 2018, the maximum additional available borrowings under the revolver was $3.64 million, subject to borrowing base restrictions and a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the twenty-six weeks ended July 2, 2017, we had inflows of $0.78 million primarily due to $6.25 million net proceeds from borrowings under our revolving credit facility. These inflows were partially offset by $1.78 million of reduction of the principal amount of our term loan under our new senior credit facility, and $2.92 million for payments of cash dividends.

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

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment requires the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds will not permanently reduce the amounts that may be borrowed under the Revolver. The Fourth Amendment also eases, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determines the Company's ability to pay dividends.

The Revolver, US Term Loan, US Term Loan II, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% in the case of the Base Rate and 2.75% to 3.75% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of July 1, 2018 was 5.726%.

In addition, the Credit Agreement allows for increases in the principal amount of the Revolver and US and CA Term Loans not to exceed $10.00 million, in the aggregate, provided that before and after giving effect to any proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratios do not exceed specified amounts. The Credit Agreement also provides for the issuance of letters of credit with a face amount of up to $2.00 million, in the aggregate, provided that any letter of credit issued will reduce availability under the Revolver.

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

The US Borrower's obligations under the Credit Agreement are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including a pledge of capital stock of the United States subsidiaries of the US Borrower and of 65% of the capital stock of the CA Borrower, and by mortgages on our facilities in LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, and Fort Smith, Arkansas. The US borrower guarantees all of the obligations and liabilities of the CA Borrower. Unique Fabricating, Inc. also pledged all of the capital stock of the US Borrower. The Fourth Amendment provides for the discharge and release of the mortgage on the Ft. Smith, Arkansas facility subject to the application of the net proceeds of its sale to reduce borrowings under the Revolver.

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

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into an interest rate swap with requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on half of the notional amount beginning immediately. The notional amount at the effective date was $1.90 million and decreases by $0.10 million each quarter until it expires on September 30, 2020. The interest rate swap is recognized at its fair value, and monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. The Company has elected not to apply hedge accounting for financial reporting purposes.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of July 1, 2018, we were in compliance with all loan covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of July 1, 2018 have not changed materially since the amounts as of December 31, 2017 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

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

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, and as discussed in Note 7 to our consolidated financial statements, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.90 million and decreases by $0.10 million each quarter until it expires on September 30, 2020.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Foreign Currency Risk

Our functional currency is the U.S. dollar. To date, substantially all of our net sales and operating expenses have been denominated in U.S. dollars, therefore we are not currently subject to significant foreign currency risk. However, if our international operations continue to grow, our risks associated with fluctuation in currency rates may become greater. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. We intend to continue to assess our approach to managing this potential risk. We do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our consolidated financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements. However, in order to mitigate some of the risk that we had with regard to foreign currency, effective June 29, 2016 we entered into a 1 year foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent USD notional amount of $3.30 million and expired on June 30, 2017. At its expiration, the Company determined not to enter into a new forward contract. See Note 7 to our consolidated financial statements for further information.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the twenty-six weeks ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Credit Agreement (Amendments)

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment requires the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds will not permanently reduce the amounts that may be borrowed under the Revolver. The Fourth Amendment also eases, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determines the Company's ability to pay dividends. Finally, currently the US Borrower's obligations under the Credit Agreement are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including a pledge of capital stock of the United States subsidiaries of the US Borrower and of 65% of the capital stock of the CA Borrower, and by mortgages on our facilities in Lafayette, Georgia, Louisville, Kentucky, Evansville, Indiana, and Fort Smith, Arkansas. This amendment provides for the discharge and release of the mortgage on the Ft. Smith, Arkansas facility subject to the application of the net proceeds of the sale of the property as required by the amendment.

Since the amendment related to this agreement was filed as Exhibit 10.1 to this 10-Q, and the amendment date occurred within 4 business days of the Company filing its 10-Q for the twenty-six weeks ended July 1, 2018, the Company does not have to file additionally a report on Form 8-K which would be normally required, as the filing of the amendment in the 10-Q exhibit listing satisfies this requirement.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Fourth Amendment to Credit Agreement and Loan Documents, dated as of August 6, 2018, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc.

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

UNIQUE FABRICATING, INC.

Date: August 9, 2018	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)