Form 10-K/A
period 2017-12-31
Unique Fabricating, Inc.
filed 2018-08-14
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Unique Fabricating, Inc. (the “Company”) for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 8, 2018 (the “Original Filing”). This Amendment is being filed solely to include revisions to Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements in such Exhibits required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

Except as described above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact necessary to make a statement not misleading.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this Amendment:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE FABRICATING, INC.

Date: August 14, 2018	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer