Form 10-Q/A
period 2018-04-01
Unique Fabricating, Inc.
filed 2018-08-14
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Unique Fabricating, Inc. (the “Company”) for the quarter ended, April 1, 2018, originally filed with the Securities and Exchange Commission on May 10, 2018 (the “Original Filing”). This Amendment is being filed solely to include revisions to Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

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

UNIQUE FABRICATING, INC.

Date: August 14, 2018	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: August 14, 2018	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)