Form 10-Q
period 2018-09-30
Unique Fabricating, Inc.
filed 2018-11-09
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of November 2, 2018 the registrant had 9,772,787 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of September 30, 2018 (unaudited) and as of December 31, 2017 (unaudited)	1
Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 30, 2018 (unaudited) and thirteen and thirty-nine week periods ended October 1, 2017 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine week period ended September 30, 2018 (unaudited) and the thirteen and thirty-nine week period ended October 1, 2017 (unaudited)	3
Consolidated Statements of Cash Flows for the thirty-nine week period ended September 30, 2018 (unaudited) and thirty-nine week period ended October 1, 2017 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	37
Part II Other Information	38
Signatures	40

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$982,913	$1,430,937
Accounts receivable – net	31,157,862	27,203,296
Inventory – net	17,506,671	16,330,084
Prepaid expenses and other current assets:
Prepaid expenses and other	3,928,197	3,962,012
Refundable taxes	1,258,080	646,253
Asset held for sale	733,059	—
Total current assets	55,566,782	49,572,582
Property, plant, and equipment – net	25,027,850	22,975,401
Goodwill	28,871,179	28,871,179
Intangible assets– net	16,560,818	19,635,782
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	226,550	353,719
Deferred tax asset	529,099	342,552
Total assets	$127,836,398	$122,805,335
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,051,539	$11,708,175
Current maturities of long-term debt	4,399,998	3,799,998
Income taxes payable	86,987	348,910
Accrued compensation	3,524,586	2,840,559
Other accrued liabilities	1,220,132	1,027,489
Total current liabilities	23,283,242	19,725,131
Long-term debt – net of current portion	23,780,796	27,288,846
Line of credit-net	27,616,745	22,476,525
Deferred tax liability	2,647,098	2,432,754
Total liabilities	77,327,881	71,923,256
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,771,587 and 9,757,563 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	9,772	9,758
Additional paid-in-capital	45,845,175	45,712,568
Retained earnings	4,653,570	5,159,753
Total stockholders’ equity	50,508,517	50,882,079
Total liabilities and stockholders’ equity	$127,836,398	$122,805,335

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
Net sales	$42,051,968	$41,231,366	$135,098,491	$133,606,501
Cost of sales	33,528,457	32,256,440	104,305,811	102,858,323
Gross profit	8,523,511	8,974,926	30,792,680	30,748,178
Selling, general, and administrative expenses	7,226,204	7,268,812	22,571,692	22,455,833
Restructuring expenses	175,526	—	1,155,910	—
Operating income	1,121,781	1,706,114	7,065,078	8,292,345
Non-operating (expense) income
Other (expense) income, net	21,166	39,673	(43,167)	83,748
Interest expense	(836,887)	(770,149)	(2,433,360)	(2,089,056)
Total non-operating expense, net	(815,721)	(730,476)	(2,476,527)	(2,005,308)
Income – before income taxes	306,060	975,638	4,588,551	6,287,037
Income tax (benefit) expense	(320,763)	260,532	698,830	1,856,684
Net income	$626,823	$715,106	$3,889,721	$4,430,353
Net income per share
Basic	$0.06	$0.07	$0.40	$0.45
Diluted	$0.06	$0.07	$0.39	$0.45
Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563
Net income	—	—	—	4,430,353	4,430,353
Stock option expense	—	—	115,245	—	115,245
Exercise of warrants and options for common stock	37,791	38	36,963	—	37,001
Cash dividends paid	—	—	—	(4,386,893)	(4,386,893)
Balance - October 1, 2017	9,757,563	$9,758	$45,677,445	$4,567,066	$50,254,269

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 31, 2017	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079
Net income	—	—	—	3,889,721	3,889,721
Stock option expense	—	—	98,621	—	98,621
Exercise of warrants and options for common stock	14,024	14	33,986	—	34,000
Cash dividends paid	—	—	—	(4,395,904)	(4,395,904)
Balance - September 30, 2018	9,771,587	$9,772	$45,845,175	$4,653,570	$50,508,517

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
Cash flows from operating activities
Net income	$3,889,721	$4,430,353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,947,495	4,703,909
Amortization of debt issuance costs	106,609	113,412
Loss on sale of assets	5,179	12,442
Bad debt adjustment	(52,483)	96,531
Gain on derivative instrument	(5,645)	(188,054)
Stock option expense	98,621	115,245
Deferred income taxes	27,797	(77,446)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(3,902,083)	(2,180,715)
Inventory	(1,176,587)	(300,347)
Prepaid expenses and other assets	(445,198)	(1,829,809)
Accounts payable	2,708,213	758,356
Accrued and other liabilities	614,747	(12,831)
Net cash provided by operating activities	6,816,386	5,641,046
Cash flows from investing activities
Purchases of property and equipment	(4,691,424)	(3,466,432)
Proceeds from sale of property and equipment	28,205	29,347
Net cash used in investing activities	(4,663,219)	(3,437,085)
Cash flows from financing activities
Net change in bank overdraft	(364,849)	(806,075)
Payments on term loans	(2,962,477)	(2,574,545)
Proceeds from revolving credit facilities, net	5,088,039	5,837,324
Proceeds from exercise of stock options and warrants	34,000	37,001
Distribution of cash dividends	(4,395,904)	(4,386,893)
Net cash (used in) provided by financing activities	(2,601,191)	(1,893,188)
Net increase (decrease) in cash and cash equivalents	(448,024)	310,773
Cash and cash equivalents – beginning of period	1,430,937	705,535
Cash and cash equivalents – end of period	$982,913	$1,016,308
Supplemental disclosure of cash flow Information – cash paid for
Interest	$2,304,312	$1,953,206
Income taxes	$1,178,482	$1,793,316

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. For 2018, the quarterly and year to date periods, which were 13 and 39 weeks, ended on September 30, 2018, and for 2017, the quarterly and year to date period, which were 13 and 39 weeks, ended on October 1, 2017. Fiscal year 2017 ended on Sunday, December 31, 2017.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $624,996 and $768,500 at September 30, 2018 and December 31, 2017, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 39 weeks ended September 30, 2018 and 13 and 39 weeks ended October 1, 2017, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 39 weeks ended September 30, 2018 and 13 and 39 weeks ended October 1, 2017, respectively.

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

There were no impairment charges recognized during the 13 and 39 weeks ended September 30, 2018 and the 13 and 39 weeks ended October 1, 2017, respectively.

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

At September 30, 2018 and December 31, 2017, debt issuance costs were $179,864 and $232,045, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $187,632 and $242,059, respectively.

Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $35,536 and $106,609 for the 13 and 39 weeks ended September 30, 2018, respectively, and $47,373 and $113,412 for the 13 and 39 weeks ended October 1, 2017, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 and 39 weeks ended September 30, 2018 and 13 and 39 weeks ended October 1, 2017, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,670,867 and $2,919,460 of checks issued in excess of available cash balances at September 30, 2018 and December 31, 2017, respectively.

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of September 30, 2018 and October 1, 2017. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 39 weeks ended September 30, 2018 or October 1, 2017.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 and 39 weeks ended September 30, 2018 and 13 and 39 weeks ended October 1, 2017, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: 15, 16, and 10 percent, respectively, during the 13 weeks ended September 30, 2018; 14, 16, and 11 percent, respectively, during the 39 weeks ended September 30, 2018; 13, 14, and 11 percent, respectively, during the 13 weeks ended October 1, 2017; and 14, 12, and 12 percent, respectively, during the 39 weeks ended October 1, 2017. No customer represented more than 10 percent of direct Company sales for any period noted above. No customer accounted for more than 10 percent of direct accounts receivable as of September 30, 2018. GM accounted for 11 percent of direct accounts receivable as of December 31, 2017.

Labor Markets — At September 30, 2018, of the Company’s hourly plant employees working in the United States manufacturing facilities, 30 percent were covered under a collective bargaining agreement which expires in August 2019 while another 4 percent were covered under a separate collective bargaining agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At September 30, 2018, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2018 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 and 39 weeks ended September 30, 2018 and 13 and 39 weeks ended October 1, 2017, 17, 18, 16, and 14 percent, respectively, of the Company’s production occurred in Mexico. During the 13 and 39 weeks ended September 30, 2018 and 13 and 39 weeks ended October 1, 2017, 10, 10, 10, and 11 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 18, 9, and 2 percent, respectively, during the 13 weeks ended September 30, 2018; 17, 10, and 2 percent, respectively during the 39 weeks ended September 30, 2018; 17, 9, and 2 percent, respectively, during the 13 weeks ended October 1, 2017; and 15, 10, and 1 percent, respectively, during the 39 weeks ended October 1, 2017.

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

Note 2 — Business Combinations

The Company intends to continue to selectively pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets. There were no new acquisitions for the 13 and 39 weeks ended September 30, 2018 or for the 13 and 39 weeks ended October 1, 2017.

Note 3 — Inventory

Inventory consists of the following:

	September 30, 2018	December 31, 2017
Raw materials	$10,181,664	$9,005,335
Work in progress	970,712	578,056
Finished goods	6,354,295	6,746,693
Total inventory	$17,506,671	$16,330,084

The allowance for obsolete inventory was $473,684 and $434,712 at September 30, 2018 and December 31, 2017, respectively.

Included in inventory are assets located in Mexico with a carrying amount of $3,377,747 at September 30, 2018 and $3,173,944 at December 31, 2017, and assets located in Canada with a carrying amount of $1,281,580 at September 30, 2018 and $1,072,430 at December 31, 2017.

Note 4 — Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2018	December 31, 2017	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	6,898,454	7,606,125	23 – 40
Shop equipment	19,513,285	16,654,811	7 – 10
Leasehold improvements	1,088,788	997,277	3 – 10
Office equipment	1,563,819	1,442,082	3 – 7
Mobile equipment	282,805	223,474	3
Construction in progress	2,556,427	1,253,760
Total cost	33,566,731	29,840,682
Accumulated depreciation	8,538,881	6,865,281
Net property, plant, and equipment	$25,027,850	$22,975,401

Depreciation expense was $647,541 and $1,872,531 for the 13 and 39 weeks ended September 30, 2018, respectively, and $565,132 and $1,612,487 for the 13 and 39 weeks ended October 1, 2017, respectively.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $3,281,352 and $2,659,920 at September 30, 2018 and December 31, 2017, respectively, and assets located in Canada with a carrying amount of $683,015 and $684,431 at September 30, 2018 and December 31, 2017, respectively.

Please refer to Note 8 for further information on the held for sale amount regarding the closure of the Fort Smith facility.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at September 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$14,099,332	8.16
Trade names	4,673,044	1,379,349	16.43
Non-compete agreements	1,161,790	1,111,443	2.53
Unpatented technology	$1,534,787	$741,744	5.00
Total	$33,892,686	$17,331,868

Intangible assets of the Company consist of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$11,588,946	8.16
Trade names	4,673,044	1,160,569	16.43
Non-compete agreements	1,161,790	995,233	2.53
Unpatented technology	1,534,787	$512,156	5.00
Total	$33,892,686	$14,256,904

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $1,014,136 and $3,074,964 for the 13 and 39 weeks ended September 30, 2018, respectively, and $1,031,140 and $3,091,422 for the 13 and 39 weeks ended October 1, 2017, respectively.

Estimated amortization expense is as follows for the remainder of the current fiscal year and future fiscal years are as follows:

2018	$992,435
2019	3,945,264
2020	3,913,627
2021	2,455,712
2022	1,305,314
Thereafter	3,948,466
Total	$16,560,818

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment temporarily increases the maximum amount that may be borrowed under the Revolver to $32.5 million from its current maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that may be borrowed under the Revolver reverted back to $30.0 million and was replaced by the Amended and Restated Credit Agreement outlined below.

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

As of September 30, 2018, $27,796,609 was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The Revolver had an effective interest rate of 5.5716% percent per annum at September 30, 2018, and is secured by substantially all of the Company’s assets. At September 30, 2018, the maximum additional available borrowings under the Revolver were $4,603,391, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available to be borrowed under the Revolver is further subject to borrowing base restrictions.

Long term debt consists of the following:

	September 30, 2018	December 31, 2017
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.5716% per annum at September 30, 2018. At September 30, 2018, the balance of the US Term Loan is presented net of a debt discount of $108,198 from costs paid to or on behalf of the lenders.	$12,760,228	$14,060,065
US Term Loan II, payable to lenders in quarterly installments of $200,000 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.5716% per annum at September 30, 2018. At September 30, 2018, the balance of the US Term Loan II is presented net of a debt discount of $26,052 from costs paid to or on behalf of the lenders.	$2,973,948	$3,566,398
CA Term Loan, payable to lenders in quarterly installments of $281,250 through March 31, 2018, $375,000 through March 31, 2019, and $468,750 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 5.5716% per annum at September 30, 2018. At September 30, 2018, the balance of the CA Term Loan is presented net of a debt discount of $53,382 from costs paid to or on behalf of the lenders.	$11,946,618	$12,962,381

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	—	—
Total debt excluding Revolver	28,180,794	31,088,844
Less current maturities	4,399,998	3,799,998
Long-term debt – Less current maturities	$23,780,796	$27,288,846

The senior credit facility contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Credit Agreement. Also, the senior credit facility restricts dividends being paid to the Company from its subsidiaries. As of September 30, 2018 and December 31, 2017, the Company was in compliance with these financial covenants. Additionally, the US Term Loan and CA Term Loan each contains a provision that requires an excess cash flow payment to be made to the lenders to reduce the US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Credit Agreement and certain performance thresholds are not met. The Company made a payment in the third quarter of 2018 in the amount of $162,477 as the cash flow and total leverage ratio exceeded the specified thresholds noted above.

Maturities on the Company’s Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2018	$1,000,000
2019	5,100,000
2020	4,800,000
2021	45,265,035
2022	—
Thereafter	—
Total	56,165,035
Discounts	(187,632)
Debt issuance costs	(179,864)
Total debt – Net	$55,797,539

Amended and Restated Credit Agreement

On November 8, 2018, subsequent to the end of the third quarter, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement. The Amended and Restated Credit Agreement is a five year agreement, which, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the outstanding principal balance on the CA Term Loan, approximately $12.0 million on September 30, 2018, the same as it was on the previous Credit Agreement as of the end of the third quarter. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increases the aggregate principal amount to $26.0 million dollars from $15.9 million, in total, for the previous US Term Loan and Term Loan II as of the end of the third quarter. The increase in the principal amount effected by the New U.S. Term Loan replaces and terms-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 though maturity. The Amended and Restated Credit Agreement also adds a two year $5.0 million dollar line of credit dedicated to Capital Expenditures. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

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

At September 30, 2018, the fair value of both swaps was $164,965, and was included in both other short and long term assets in the consolidated balance sheet. The Company paid $(35,659) and $(84,554) in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 13 and 39 weeks ended September 30, 2018, respectively. At December 31, 2017, the fair value of the swaps was $159,320, and was included in other long-term assets in the consolidated balance sheets. The Company paid $(6,878) and $13,231 with respect to the interest rate swaps for the 13 and 39 weeks ended October 1, 2017. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract had an equivalent USD notional amount of $3,300,000 and expired on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time may enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract was recognized in the accompanying consolidated balance sheets at its fair value and changes in its fair value were recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statements of operations. At September 30, 2018, the fair value of this foreign currency forward contract was $0.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $60,423 and $233,782 in the 13 and 39 weeks ended September 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $115,103 and $559,461 in the 13 and 39 weeks ended September 30, 2018. No further charges are expected to be incurred in 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

Following the closure, the Company intended to sell the building in Fort Smith, which currently has a net book value of $0.7 million. The building qualified as held for sale, and is presented properly as such in the consolidated balance sheet as a current asset.

In October, the Company had reached an agreement to sell the building for approximately $0.95 million.

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

The Company incurred one-time severance costs as a result of this plant closure of $0 and $64,768 in the 13 and 39 weeks ended September 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $0 and $297,899 in the 13 and 39 weeks ended September 30, 2018. No further charges are expected to be incurred in 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

The table below summarizes the activity in the restructuring liability for the 13 and 39 weeks ended September 30, 2018.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 1, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	298,551	857,359	1,155,910
Payments made during the year	231,270	857,359	1,088,629
Accrual balance at July 1, 2018	67,281	—	67,281

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

On September 15, 2017, the board of directors approved the issuance of incentive stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $7.65 with a weighted average grant date fair value of $1.41 per share. The vesting schedule, vesting percentage, and capability of the employees to exercise these options have the same conditions as the November 20, 2015, August 17, 2015, and April 29, 2016 grants discussed above.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	35.00%	38.00%
Dividend yield	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5	5
Risk-free rate	1.81%	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	602,480	$7.06	6.58
Granted	—	$—	0.00
Exercised	16,200	$3.33	0
Forfeited or expired	5,000	$11.50	0
Outstanding at September 30, 2018	581,280	$7.13	5.84	$563,842
Vested and exercisable at September 30, 2018	532,800	$6.71	5.69	$740,592

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of September 30, 2018 and multiplying this result by the related number of options outstanding and exercisable at September 30, 2018. The estimated fair value of the shares is based on the closing price of the stock of $8.10 as of September 30, 2018.

The Company recorded compensation expense of $32,681 and $98,621 for the 13 and 39 weeks ended September 30, 2018 and $40,229 and $115,245 for the 13 and 39 weeks ended October 1, 2017 in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax (expense) benefit related to share based compensation expense was $(680) and $15,020 for the 13 and 39 weeks ended September 30, 2018 and $8,232 and $30,774 for the 13 and 39 weeks ended October 1, 2017.

As of September 30, 2018, there was $133,000 of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.43 years.

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

In the period ending December 31, 2017, in accordance with SEC Staff Accounting Bulletin No. 118, we recorded provisional amounts related to the Act, including the re-measurement of our U.S. net deferred tax liabilities, as well as the one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As of September 30, 2018, we have recorded a

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

benefit of $80,453 as an adjustment to the one-time transition tax expense estimated at December 31, 2017 as a result of our provisional estimate. Certain amounts recorded for the Act remain provisional. These estimates may be impacted by further analysis and future clarification and guidance. We are continuing to evaluate the provisions of the Act, including those related to GILTI and have not included an estimate of the tax expense related items that we are unable to reasonably estimate.

Income tax (benefit) expense for the 13 and 39 weeks ended September 30, 2018 was $(320,763) and $698,830, respectively, compared to $260,532 and $1,856,684, respectively, for the 13 and 39 weeks ended October 1, 2017. During the 13 and 39 weeks ended September 30, 2018, the differences between the actual effective tax rate of (104.8)% and 15.2%, respectively, and the statutory rate of 21.0% was primarily due to provision to return adjustments on the 2017 related to one-time transition tax expense, research and development credits and manufacturing incentives in the U.S., partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S. During the 13 and 39 weeks ended October 1, 2017, the difference between the actual effective tax rate of 26.7% and 29.5%, respectively, and the statutory rate 34.0% was due to income earning in jurisdictions with tax rates lower than the U.S. statutory rate, and the manufacturing incentives in the U.S.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2023. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Five of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $621,986 and $1,956,437, respectively, for the 13 and 39 weeks ended September 30, 2018 and $550,452 and $1,661,082, respectively, for the 13 and 39 weeks ended October 1, 2017.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at September 30, 2018:

2018	$652,146
2019	2,103,177
2020	1,559,826
2021	730,478
2022	597,854
Thereafter	(36,852)
Total	$5,606,629

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution in an amount up to the first 3 percent of such employee’s total compensation and 50 percent of the contribution in an amount equal up to the next 2 percent of such employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $125,870 and $385,752, respectively, for the 13 and 39 weeks ended September 30, 2018 and $81,615 and $317,032, respectively, for the 13 and 39 weeks ended October 1, 2017.

The Intasco operations acquired in April 2016 had separate retirement plans. The United States facility sponsored a SIMPLE IRA account for qualifying employees. The plan made a contribution equal to 3% percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $0 and $1,502, respectively, for the 13 and 39 weeks ended September 30, 2018 and $621 and $2,576, respectively, for the 13 and 39 weeks ended October 1, 2017.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in

Canada totaled $8,474 and $36,838, respectively, for the 13 and 39 weeks ended September 30, 2018 and $8,475 and $33,794 for the 13 and 39 weeks ended October 1, 2017.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a five year management agreement with a firm related to several stockholders. The agreement initially required annual management fees of $300,000 and additional fees for assistance provided in connection with acquisitions. Effective upon completion of the initial public offering by the Company in July 2015, the agreement was amended to reduce the annual management fee by an amount equal to the total, if any, of annual cash retainers and equity awards paid as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 and $168,750, respectively, for the 13 and 39 weeks ended September 30, 2018 and $56,250 and $168,750, respectively, for the 13 and 39 weeks ended October 1, 2017.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
Basic earnings per share calculation:
Net income	$626,823	$715,106	$3,889,721	$4,430,353
Net income attributable to common stockholders	$626,823	$715,106	$3,889,721	$4,430,353
Weighted average shares outstanding	9,771,587	9,757,187	9,768,649	9,748,743
Net income per share-basic	$0.06	$0.07	$0.40	$0.45

Diluted earnings per share calculation:
Net income	$626,823	$715,106	$3,889,721	$4,430,353
Weighted average shares outstanding	9,771,587	9,757,187	9,768,649	9,748,743
Effect of dilutive securities:
Stock options(1)(2)	146,322	139,654	146,642	152,924
Warrants(1)(2)	716	1,432	709	1,573
Diluted weighted average shares outstanding	9,918,625	9,898,273	9,916,000	9,903,240
Net income per share-diluted	$0.06	$0.07	$0.39	$0.45

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

(2)Options to purchase 357,480 shares of common stock remaining to be exercised under the 2013 plan, and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, options to purchase 245,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, and options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 17 — Subsequent Event

Declaration of Cash Dividend

On November 9, 2018, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on December 7, 2018 to stockholders of record at the close of business on November 30, 2018. The aggregate amount of the dividend is approximately $1.5 million.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The third quarter of 2018 ended on September 30, 2018 and the third quarter of 2017 ended on October 1, 2017. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2017 fiscal year ended on December 31, 2017 and the current fiscal year will end on December 30, 2018. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

We primarily operate within the highly competitive and cyclical automotive parts industry. Over the past several years the North American industry has experienced consistent growth as it recovered from the recession of 2009. Many sectors of the supply chain are operating near capacity. Over the same period we have grown our core automotive parts business at a faster rate than the industry as a whole, reflecting our growth through acquisitions as well as taking market share from competitors and increasing our content per vehicle on the programs we supply. We expect these trends to continue.

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

Dividend Declaration

On November 9, 2018, our board of directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable on December 7, 2018 to shareholders of record at the close of business on November 30, 2018.

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

The Company incurred one-time severance costs as a result of this plant closure of $60,423 and $233,782 in the 13 and 39 weeks ended September 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $115,103 and $559,461 in the 13 and 39 weeks ended September 30, 2018. Further charges to be incurred in 2018 are expected to be immaterial. See Note 8 to our consolidated financial statements for further information.

Following the closure, the Company also intends to sell the building in Fort Smith, which currently has a net book value of $0.7 million.

In October subsequent to the end of the third quarter, the Company reached an agreement to sell the building for approximately $0.95 million.

Port Huron Facility Closure

On February 1, 2018, subsequent to our 2017 fiscal year-end, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company ceased operations at the Port Huron facility in June of 2018, and 7 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities.

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

The Company incurred one-time severance costs as a result of this plant closure of $0 and $64,768 in the 13 and 39 weeks ended September 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $0 and $297,899 in the 13 and 39 weeks ended September 30, 2018. No further expected charges will be incurred in 2018. See Note 8 to our consolidated financial statements for further information.

Tax Cut and JOBS Act

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however we made a reasonable estimate of the net effects on our existing deferred tax balances and the one-time transition tax. As of

September 30, 2018, we have recorded a benefit of $80,453 as an adjustment to the one-time transition tax expense estimated at December 31, 2017. We will continue to assess our provision for income taxes as future guidance becomes available. However, we do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. For further discussion on the impact to the Company of the Act for the thirteen and thirty-nine weeks ended September 30, 2018, please refer to the Comparison of Results section below as well as Note 10 to our consolidated financial statements.

Credit Agreement (Amendments)

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent and the other lenders, entered into a Credit Agreement (the “Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The Credit Agreement is a senior secured credit facility and consisted of a revolving line of credit of up to $30.00 million (the “Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal amount Term Loan (the “CA Term Loan”) to the CA Borrower.

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

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment temporarily increases the maximum amount that may be borrowed under the Revolver to $32.5 million from its current maximum of $30.0 million. This increase implemented by the Fifth Amendment is effective until October 31, 2018, at which point the maximum amount that may be borrowed under the Revolver will revert back to $30.0 million.

Amended and Restated Credit Agreement

On November 8, 2018, subsequent to the end of the third quarter, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement. The Amended and Restated Credit Agreement is a five year agreement, which, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the outstanding principal balance on the CA Term Loan, approximately $12.0 million on September 30, 2018, the same as it was on the previous Credit Agreement as of the end of the third quarter. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increases the aggregate principal amount to $26.0 million dollars from $15.9 million, in total, for the previous US Term Loan and Term Loan II as of the end of the third quarter. The increase in the principal amount effected by the New U.S. Term Loan replaces and terms-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 though maturity. The Amended and Restated Credit Agreement also adds a two year $5.0 million dollar line of credit dedicated to Capital Expenditures. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

Comparison of Results of Operations for the Thirteen and Thirty-Nine Weeks Ended September 30, 2018 and the Thirteen and Thirty-Nine Weeks Ended October 1, 2017

Thirteen Weeks Ended September 30, 2018 and Thirteen Weeks Ended October 1, 2017

Net Sales

	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended October 1, 2017
	(in thousands)
Net sales	$42,052	$41,231

Net sales for the 13 weeks ended September 30, 2018 were approximately $42.05 million compared to $41.23 million for the 13 weeks ended October 1, 2017. The increase in sales for the 13 weeks ended September 30, 2018, was primarily attributable to a 4.2% overall industry increase in North American vehicle production in such period as compared to production in the 13 weeks ended October 1, 2017.

Cost of Sales

	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended October 1, 2017
	(in thousands)
Materials	$21,439	$20,708
Direct labor and benefits	6,910	6,719
Manufacturing overhead	4,605	4,334
Sub-total	32,954	31,761
Depreciation	574	495
Cost of Sales	33,528	32,256
Gross Profit	$8,524	$8,975

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended October 1, 2017
Materials	51.0%	50.2%
Direct labor and benefits	16.4%	16.3%
Manufacturing overhead	10.9%	10.5%
Sub-total	78.3%	77.0%
Depreciation	1.4%	1.2%
Cost of Sales	79.7%	78.2%
Gross Profit	20.3%	21.8%

Cost of sales as a percentage of net sales for the 13 weeks ended September 30, 2018 increased to 79.7% from 78.2% for the 13 weeks ended October 1, 2017. The increase in cost of sales as a percentage of net sales was primarily attributable to higher material costs and manufacturing overhead as a percentage of net sales. Material costs increased to 51.0% of net sales for the 13 weeks ended September 30, 2018 from 50.2% for the 13 weeks ended October 1, 2017 primarily due to unfavorable product mix. Direct labor and benefit costs as a percentage of net sales was 16.4% for the 13 weeks ended September 30, 2018 compared to 16.3% for the 13 weeks ended October 1, 2017. The slight increase in labor costs is due to short term inefficiencies experienced from moving the manufacturing of products previously produced in the Ft. Smith, Arkansas facility to other manufacturing facilities of the Company, as well as from excessive employee turnover at various facilities. Manufacturing overhead costs as a percentage of net sales was 10.9% for the 13 weeks ended September 30, 2018 versus

10.5% for the 13 weeks ended October 1, 2017. The increase in manufacturing overhead costs as a percentage of net sales was due to higher electric, shipping material, repair and maintenance, and premium freight costs. Depreciation costs increased to 1.4% of net sales for the 13 weeks ended September 30, 2018 compared to 1.2% for the 13 weeks ended October 1, 2017. The slight increase was a result of the investment in new equipment we have been making to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of sales described above, notwithstanding the increase in net sales, gross profit as a percentage of net sales for the 13 weeks ended September 30, 2018 decreased to 20.2% from 21.8% for the 13 weeks ended October 1, 2017.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended October 1, 2017
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of depreciation and amortization	$6,139	$6,168
Depreciation and amortization	1,087	1,101
SG&A	$7,226	$7,269
SG&A as a % of net sales	17.2%	17.6%

SG&A as a percentage of net sales for the 13 weeks ended September 30, 2018 decreased to 17.2% from 17.6% for the 13 weeks ended October 1, 2017. The decrease is primarily related to the Company more effectively leveraging its cost structure as fixed costs in SG&A represent a lower percentage of overall net sales in the 13 weeks ended September 30, 2018 compared to the 13 weeks ended October 1, 2017.

Operating Income

As a result of the foregoing factors, as well as restructuring expenses of $0.18 million for the 13 weeks ended September 30, 2018 compared to no restructuring expenses for the 13 weeks ended October 1, 2017, operating income for the 13 weeks ended September 30, 2018 was $1.12 million compared to operating income of $1.71 million for the 13 weeks ended October 1, 2017.

Non-Operating Expense

Non-operating expense for the 13 weeks ended September 30, 2018 was $0.82 million compared to $0.73 million for the 13 weeks ended October 1, 2017. The change in non-operating expense was primarily driven by an increase in interest expense primarily due to higher interest rates and a higher average outstanding debt balance in the 13 weeks ended September 30, 2018.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended September 30, 2018 was $0.31 million, compared to $0.98 million for the 13 weeks ended October 1, 2017.

Income Tax Provision

During the 13 weeks ended September 30, 2018, income tax benefit was $0.32 million, and the effective income tax rate was (104.8)%. The effective tax rate was lower than the statutory rate of 21.0% primarily due to provision to return adjustments related to one-time transition tax expense, research and development credits, and manufacturing incentives in the U.S.; partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S.

During the 13 weeks ended October 1, 2017, income tax expense was $0.26 million, and the effective income tax rate was 26.7%. The difference between the actual effective rate and the statutory rate was mainly a result of earnings generated in Mexico and Canada, which both have lower statutory income taxes rates than the U.S. statutory rate, and manufacturing incentives in the U.S.

The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and based on that evidence has determined that a tax valuation allowance as of September 30, 2018 was not necessary. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of increased net sales and changes in expenses and benefits discussed above, net income for the 13 weeks ended September 30, 2018 was $0.63 million compared to $0.72 million during the 13 weeks ended October 1, 2017.

Thirty Nine-Six Weeks Ended September 30, 2018 and Thirty-Nine Weeks Ended October 1, 2017

Net Sales

	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
	(in thousands)
Net sales	$135,098	$133,606

Net sales for the 39 weeks ended September 30, 2018 were approximately $135.10 million compared to $133.61 million for the 39 weeks ended October 1, 2017. The increase in sales for the 39 weeks ended September 30, 2018, was primarily attributable to increased automotive market penetration despite a 0.4% overall decline in North American vehicle production in such period as compared to production in the 39 weeks ended October 1, 2017.

Cost of Sales

	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
	(in thousands)
Materials	$68,122	$67,404
Direct labor and benefits	21,068	20,202
Manufacturing overhead	13,475	13,852
Sub-total	102,665	101,458
Depreciation	1,641	1,400
Cost of Sales	104,306	102,858
Gross Profit	$30,793	$30,748

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
Materials	50.4%	50.4%
Direct labor and benefits	15.6%	15.1%
Manufacturing overhead	10.0%	10.4%
Sub-total	76.0%	75.9%
Depreciation	1.2%	1.1%
Cost of Sales	77.2%	77.0%
Gross Profit	22.8%	23.0%

Cost of sales as a percentage of net sales for the 39 weeks ended September 30, 2018 increased slightly to 77.2% from 77.0% for the 39 weeks ended October 1, 2017. The increase in cost of sales as a percentage of net sales was primarily attributable to increases in direct labor and benefits and depreciation, partially offset by manufacturing overhead as a percentage of net sales. Material costs as a percentage of net sales for both the 39 weeks ended September 30, 2018 and the 39 weeks ended October 1, 2017, was 50.4%. Direct labor and benefit costs as a percentage of net sales was 15.6% for the 39 weeks ended September 30, 2018 compared to 15.1% for the 39 weeks ended October 1, 2017. Direct labor costs were negatively impacted by a temporary equipment capacity issue at one of our facilities during the first quarter of 2018, resulting in higher overtime costs during the 39 weeks ended September 30, 2018, as well as short term inefficiencies experienced from moving the manufacturing of products previously produced in the Ft. Smith, Arkansas facility to other manufacturing facilities of the Company. Manufacturing overhead costs as a percentage of net sales was 10.0% for the 39 weeks ended September 30, 2018 versus 10.4% for the 39 weeks ended October 1, 2017. The decrease in manufacturing overhead costs as a percentage of net sales was primarily due to the higher sales during the 39 weeks ended September 30, 2018, which allowed us to leverage the fixed portion of these costs. Depreciation costs increased to 1.2% of net sales for the 39 weeks ended September 30, 2018 compared to 1.1% for the 39 weeks ended October 1, 2017. The increase was a result of the Company's investment in new equipment we have been making to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in net sales and the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 39 weeks ended September 30, 2018 decreased to 22.8% from 23.0% for the 39 weeks ended October 1, 2017.

Selling, General and Administrative Expenses

	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of depreciation and amortization	$19,266	$19,152
Depreciation and amortization	3,306	3,304
SG&A	$22,572	$22,456
SG&A as a % of net sales	16.9%	16.8%

SG&A as a percentage of net sales for the 39 weeks ended September 30, 2018 increased to 16.9% from 16.8% for the 39 weeks ended October 1, 2017. The increase is primarily related to incremental costs associated with the implementation of a new company-wide ERP system in the 39 weeks ended September 30, 2018.

Operating Income

As a result of the foregoing factors, as well as restructuring expenses of $1.16 million for the 39 weeks ended September 30, 2018 compared to $0.00 for the 39 weeks ended October 1, 2017, operating income for the 39 weeks ended September 30, 2018 was $7.07 million compared to operating income of $8.29 million for the 39 weeks ended October 1, 2017.

Non-Operating Expense

Non-operating expense for the 39 weeks ended September 30, 2018 was $2.48 million compared to $2.01 million for the 39 weeks ended October 1, 2017. The change in non-operating expense was primarily driven by an increase in interest expense primarily due to higher interest rates and a higher average outstanding debt balance in the 39 weeks ended September 30, 2018.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 39 weeks ended September 30, 2018 was $4.59 million, compared to $6.29 million for the 39 weeks ended October 1, 2017.

Income Tax Provision

During the 39 weeks ended September 30, 2018, income tax expense was $0.69 million, and the effective income tax rate was 15.2%. The effective tax rate was lower than the statutory rate of 21.0% primarily due to provision to return adjustments related to one-time transition tax expense, research and development credits, and manufacturing incentives in the U.S.; partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S.

During the 39 weeks ended October 1, 2017, income tax expense was $1.86 million, and the effective income tax rate was 29.5%. The difference between the actual effective rate and the statutory rate was mainly a result of earnings generated in Mexico and Canada, which both had lower statutory income taxes rates than the U.S. statutory rate, and manufacturing incentives in the U.S.

The Company has deferred tax assets associated with timing differences between when an expense is recorded for book purposes versus when it is deductible for tax. The Company has considered evidence both supporting and not supporting the determination that the deferred tax assets are more likely than not to be realized, and based on that evidence determined that a tax valuation allowance as of September 30, 2018 was not necessary. The Company will continue to evaluate whether the deferred tax assets will be realizable, and if appropriate, will record a valuation allowance against these assets.

Net income

As a result of increased net sales and changes in expenses and benefits discussed above, net income for the 39 weeks ended September 30, 2018 was $3.89 million compared to $4.43 million during the 39 weeks ended October 1, 2017.

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

Thirteen and Thirty-Nine Weeks Ended September 30, 2018 and Thirteen and Thirty-Nine Weeks Ended October 1, 2017

	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended October 1, 2017	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
	(in thousands)
Net income	$627	$715	$3,890	$4,430
Plus: Interest expense, net	837	770	2,433	2,089
Plus: Income tax (benefit) expense	(321)	261	699	1,857
Plus: Depreciation and amortization	1,662	1,596	4,947	4,704
Plus: Non-cash stock award	33	40	99	115
Plus: Non-recurring integration expenses	128	28	128	32
Plus: Transaction fees	27	—	27	23
Plus: Restructuring expenses	175	—	1,156	—
Plus: One-time consulting and licensing ERP system implementation costs	202	276	522	815
Adjusted EBITDA	$3,370	$3,686	$13,901	$14,065

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of September 30, 2018 and December 31, 2017, we had a cash balance of $0.98 million and $1.43 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of September 30, 2018 and December 31, 2017, we had $4.60 million and $7.19 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

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

The following table presents cash flow data for the periods indicated.

	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended October 1, 2017
Cash flow data	(in thousands)
Cash flow provided by (used in):
Operating activities	$6,816	$5,641
Investing activities	(4,663)	(3,437)
Financing activities	(2,601)	(1,893)

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

During the thirty-nine weeks ended September 30, 2018, net cash provided by operating activities was $6.82 million, compared to net cash provided by operating activities of $5.64 million for the thirty-nine weeks ended October 1, 2017.

Net cash provided by operations for the thirty-nine weeks ended September 30, 2018 was positively impacted by decreases in working capital, primarily in accounts payable and accrued expenses.

Net cash provided by operations for the thirty-nine weeks ended October 1, 2017 was mainly impacted by working capital changes, primarily due to increases in accounts receivable balances and prepaid expense balances, resulting from the expansion of our operations.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the thirty-nine weeks ended September 30, 2018 and thirty-nine weeks ended September 30, 2018, we made capital expenditures of $4.69 million and $3.47 million, respectively.

We plan to spend a total of approximately $5.5 million in capital expenditures during 2018, including the $4.69 million spent through September 30, 2018.

Financing Activities

Cash flows (used in) provided by financing activities consists primarily of borrowings and payments under our new senior credit facility, debt issuance costs, proceeds from the exercise of stock options and warrants, and distribution of cash dividends.

In the thirty-nine weeks ended September 30, 2018, we had outflows of $2.60 million primarily due to $2.96 million reduction of the principal amount of our term loans under our new senior credit facility, and $4.40 million for payments of cash dividends. These outflows were partially offset by $5.09 million net proceeds from borrowings under our revolving credit facility.

As of September 30, 2018, $27.80 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of September 30, 2018, the maximum additional available borrowings under the revolver was $4.60 million, subject to borrowing base restrictions and a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the thirty-nine weeks ended October 1, 2017, we had outflows of $1.89 million primarily due to $2.57 million of reduction of the principal amount of our term loan under our new senior credit facility, and $4.39 million for payments of cash dividends. These outflows were partially offset by $5.84 million net proceeds from borrowings under our revolving credit facility.

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

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment requires the Company to use the net proceeds from the anticipated sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds will not permanently reduce the amounts that may be borrowed under the Revolver. The Fourth Amendment also eases, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determines the Company's ability to pay dividends.

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment temporarily increases the maximum amount that may be borrowed under the Revolver to $32.5 million from its current maximum of $30.0 million. This increase implemented by the Fifth Amendment is effective until October 31, 2018, at which point the maximum amount that may be borrowed under the Revolver will revert back to $30.0 million.

The Revolver, US Term Loan, US Term Loan II, and CA Term Loan all mature on April 28, 2021 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% in the case of the Base Rate and 2.75% to 3.75% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of September 30, 2018 was 5.5716%.

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

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of September 30, 2018, we were in compliance with all loan covenants.

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

Amended and Restated Credit Agreement

On November 8, 2018, subsequent to the end of the third quarter, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement. The Amended and Restated Credit Agreement is a five year agreement, which, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the outstanding principal balance on the CA Term Loan, approximately $12.0 million on September 30, 2018, the same as it was on the previous Credit Agreement as of the end of the third quarter. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increases the aggregate principal amount to $26.0 million dollars from $15.9 million, in total, for the previous US Term Loan and Term Loan II as of the end of the third quarter. The increase in the principal amount effected by the New U.S. Term Loan replaces and terms-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 though maturity. The Amended and Restated Credit Agreement also adds a two year $5.0 million dollar line of credit dedicated to Capital Expenditures. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of September 30, 2018 have not changed materially since the amounts as of December 31, 2017 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the thirty-nine weeks ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Amended and Restated Credit Agreement

On November 8, 2018, subsequent to the end of the third quarter, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement. The Amended and Restated Credit Agreement is a five year agreement, which, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the outstanding principal balance on the CA Term Loan, approximately $12.0 million on September 30, 2018, the same as it was on the previous Credit Agreement as of the end of the third quarter. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increases the aggregate principal amount to $26.0 million dollars from $15.9 million, in total, for the previous US Term Loan and Term Loan II as of the end of the third quarter. The increase in the principal amount effected by the New U.S. Term Loan replaces and terms-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 though maturity. The Amended and Restated Credit Agreement also adds a two year $5.0 million dollar line of credit dedicated to Capital Expenditures. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

In accordance with the instructions to Item 5 of Form 10-Q, we are reporting entering into the Amended and Restated Credit Agreement on November 8, 2018, within four business days of such event, in lieu of reporting it pursuant to a Current Report on Form 8-K, items 1,01, 2.03 and 9.01. The information contained in this Item 5 will not be repeated in a report on Form 8-K.  The Amended and Restated Credit Agreement is filed as Exhibit 10.1 to this report.  Each of the descriptions of the Amended and Restated Credit Agreement contained in this Report is qualified in its entirety by reference to the copy of such agreement filed as an exhibit hereto.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Amended and Restated Credit Agreement and Loan Documents, dated as of November 8, 2018, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc.

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

UNIQUE FABRICATING, INC.

Date: November 9, 2018	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Chief Financial Officer (Principal Financial and Accounting Officer)