Form 10-K
period 2018-12-30
Unique Fabricating, Inc.
filed 2019-03-07
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018

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

As of March 1, 2019 the registrant had 9,779,147 shares of common stock outstanding.

As of July 1, 2018 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $59.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2018 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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

Unique’s markets served are the North America automotive and heavy duty truck markets, as well as the appliance, water heater and HVAC markets. Sales are conducted directly to major automotive and heavy duty truck, appliance, water heater and HVAC manufacturers, referred throughout this Annual Report on Form 10-K as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Bryan, Ohio, Monterrey, Mexico, Queretaro, Mexico and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

Unique derives the majority of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe Unique has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, Unique’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life.

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

Our principal executive offices are currently located at 800 Standard Parkway, Auburn Hills, Michigan, 48326. UFI Acquisition, Inc, a Delaware Corporation (“UFI”), was formed in January 2013 to acquire 100% of the outstanding equity of Unique Fabricating, Inc., and its wholly-owned subsidiaries, Unique Fabricating South, Inc. and Unique Fabricating de

Mexico, S.A. de C.V. (collectively, such subsidiaries and other subsidiaries referenced in this Annual Report on Form 10-K, as the “Company” or “Unique”). In September 2014, UFI Acquisition, Inc. changed its name to Unique Fabricating, Inc. (“UFI”) which is now the parent company of the group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

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

On July 7, 2015, we completed our IPO of 2,702,500 shares of common stock at a price to the public of $9.50 per share, including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, we received net IPO proceeds of approximately $22.2 million. We used part of these proceeds to repay the $13.1 million principal amount of our 16% senior subordinated note together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolver portion of our then senior secured credit facility. Amounts paid under the facility remained available to be re-borrowed, subject to compliance with the terms of the facility. We also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the initial public offering price of $9.50 per share, and may be exercised until the date five years from the date of the IPO.

Automotive Industry Analysis and Industry Trends

The automotive parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, and had approximately $250 billion of North American annual revenue in 2016 according to a January 2017 Dun & Bradstreet report on the automotive supplier market. Based on North American vehicle production in 2018, which declined just over 5% from 2016 as noted in the chart below, the revenue in the automotive parts industry was approximates the $250 billion amount in 2018 as well. Within the automotive parts industry, North America is the Company’s core market. We manufacture multi-material foam, rubber, plastic components, and tape adhesive related products utilized in noise, vibration and harshness management, acoustical management, water and air sealing, decorative and other functional applications.

Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also have the opportunity to grow through increasing product content per vehicle by increasing business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that as a company with a North American presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to take advantage of these opportunities.

Overall, we expect modest long-term growth of vehicle sales and production in the OEM market. The automobile industry in general in recent years has seen slight declines in customer sales and production volumes from the peak achieved in 2016. According to IHS Automotive, North American vehicle production declined during 2018 to 17.0 million units, a decrease of approximately 1.2% from vehicle production during 2017. Going forward, vehicle production is expected to be slightly lower in 2019 compared to 2018, however, IHS is currently projecting growth to 17.3 million units in 2023, as depicted in the following chart.

Source:  IHS Automotive (February 2019)

In addition to the modest overall industry growth, we believe there are a variety of trends that are influencing the future of the global automotive market. We believe that we are positively positioned to benefit from an increasing number of trends driven by market forces such as:

•
Fuel efficiency/vehicle light-weighting:  Government mandates on fuel efficiency and emission reductions will continue to force the automotive industry to focus on improving the fuel economy of vehicles. This is one of the factors driving the trend of replacing conventional steel as the primary material in vehicle production with lighter weight materials, such as plastics and foams. In 2010, approximately 65% of vehicle content was made of conventional steel, but according to industry sources that percentage is expected to decrease by 10 – 20%, in the aggregate by 2025.

•
Interior comfort:  Comfort of interiors consistently rank in the top three factors that consumers consider when purchasing a new vehicle, and is a key area where vehicle manufactures can differentiate their vehicles. The comfort of the interior is an area of increased focus for OEM manufacturers with each new generation of vehicles. This trend is expected to continue to increase the use of foam and acoustical insulation in vehicles.

•
Telematics and Infotainment:  The increasing use of telematics and infotainment requires increasingly quieter vehicles for the telematics systems to recognize voice commands and passengers to enjoy the infotainment options. Over the next few years, approximately 80% of all new vehicles are expected to include voice recognition systems, increasing the need for quiet interiors. We expect that the result will be increased use of acoustic insulation materials, more precise air seals and other noise, vibration and harshness products in all vehicles.

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

Appliance, HVAC, and Water Heater Industries

We are a leading provider of fabricated, non-metallic components to a diverse group of OEMs and tiered suppliers in the appliance, HVAC, and water heater industries. These sales represented approximately 10.3% of our net sales for the year ended December 30, 2018. These components are primarily manufactured from foam, adhesives, fiberglass, rubber and board-back material. We have extensive materials, engineering and fabrication expertise and deliver custom-designed, innovative solutions for our customers. Our component solutions primarily consist of products used in gasketing, heat deflection, packaging, insulation, water seals, noise reduction and vibration control. Demand for these end-market products is largely driven by the health of the housing sector. According to the U.S. Census bureau, there were 1.3 million new housing starts in 2018 and the National Association of Home Builders forecasts that there will be approximately another 1.3 million new housing starts in 2019. We believe that the appliance, HVAC, and water heater industries are currently primed for slightly favorable growth.

The United States major household appliance industry, which includes water heaters, is forecast to show modest growth during 2019, as new and existing home sales, as well as home improvement spending, both of which have a direct impact on appliance industry sales, continue to show positive outlooks. According to an independent source published in December 2018, forecasted revenue for this industry in the United States is expected to grow at an annual growth rate of 1.1% from 2018 to 2023 to reach approximately $21.2 billion in revenue in 2023. The United States HVAC industry is also poised to benefit from the positive outlook in the housing and home improvement markets. According to an independent source published in November 2018, forecasted revenue for this industry is expected to grow at an annual growth rate of 0.5% from 2018 to 2023 to reach approximately $48.8 billion in revenue in 2023. We believe these benefits will increase the demand for our products from existing clients including GE,Whirlpool, AO Smith, Rheem and Trane.

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

Key relationships with suppliers.  We have long relationships with over 150 raw material and adhesive suppliers. We track new developments in materials, and pursue exclusive relationships with those suppliers that develop innovative raw materials and adhesives. Our key suppliers see us as a way to introduce their new products and technology to the marketplace and obtain the necessary customer approvals. This, in turn, can lead to Unique being first to market with certain products or materials. For example, this has led to us having exclusive access for our types of products to the only source of recycled polyol for polyurethane in the industry. While products incorporating these materials accounted for less than 1% of net sales for the year ended December 30, 2018, we believe these recycled materials are opening up opportunities for new product variations that other competitors cannot offer. We constantly collaborate with our suppliers to develop new materials and adhesive combinations that exhibit a cost, quality and/or performance enhancement for our customers.

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

Further Penetrate Existing Markets with Existing Products and Processes.  We believe we are positioned to gain share and grow in existing markets with our current products and processes, capitalizing on the industry’s increasing demand for NVH management content coupled with our capabilities, including exclusive proprietary materials sold to existing customers and targeted new customers. As OEM vehicles change materials to reduce weight, vehicles are utilizing more rubber and plastic components like those designed and supplied by Unique. In addition, the increasing use of telematics is driving a need for quieter interiors in vehicles at all levels. This is causing an increase in the amount of acoustical insulation and solutions per vehicle. Separately, the rate of increase in vehicle production is projected to be significantly higher in the Southern United States and Mexico than elsewhere in North America over the next few years. We hope to capitalize on our ability to service customers in different geographical locations through our manufacturing facilities in the Midwestern and Southeastern regions of the United States and in Mexico and Canada.

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

Automotive Product Applications

Unique’s rapid responsiveness and extensive product and process capabilities are valued by our customers. We believe Unique’s diverse product offerings, derived from a broad base of raw materials utilizing multiple manufacturing technologies, is the most comprehensive of similar companies operating in this industry. Based on our knowledge of our competitors, we believe that the companies we compete with offer fewer material choices and/or possess fewer manufacturing process alternatives than Unique. Unique’s access to broad production capabilities enables it to work with over 1,000 raw materials to develop the optimum solution for a given application. Unique’s broad product offerings results in it being a single-source supplier to many customers, which creates a competitive advantage.

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

The following highlights Unique’s TwinShape line of innovative twin-sheet thermoformed air duct technology:

TwinShape Twin-Sheet Thermoformed Air Duct Technology

Fusion Molded Products

Unique provides fusion molding capability in-house. Fusion molding is an innovative foam molding process used to manufacture precise three dimensional components that are lightweight and provide excellent thermal and acoustic performance. Primarily used for NVH management and body sealing applications, the fusion molded products are complementary to Unique’s other product lines and give Unique additional options to provide light-weighting and NVH management solutions to its customers.

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

The following highlights the Unique’s fusion molding technology:

Fusion Molding Technology

Interior Mirror Seal

Significant Customers

The Company’s customers are principally engaged in the North American automotive industry (approximately 85.1% of our net sales for the year ended December 30, 2018), as well as in the manufacturing of durable residential housing and some commercial products (approximately 10.3% of our net sales for the year ended December 30, 2018). In the automotive market, the Company’s sales are primarily directly to Tier 1 suppliers to the OEMs. Approximately 17.2% of our net sales for the year ended December 30, 2018 were made directly to vehicle OEMs. Sales of Company products, directly and indirectly through Tier I suppliers, to General Motors, FCA and Ford Motor Company represented approximately 15%, 16% and 11%, respectively, of our net sales for the year ended December 30, 2018. However, no single customer accounted for more than 10% of our net direct sales for the years ended December 30, 2018 and December 31, 2017, respectively. Please refer to Note 1 for further disclosure on net sales made directly to vehicle OEMs in prior years as well as net sales for our foreign operations located in Mexico and Canada for 2018 and prior years.

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

Employees

As of December 30, 2018, we had 1,095 full-time and 98 contract workers. In the Auburn Hills, Michigan facility, 162 hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through August 2019. In the Louisville, Kentucky facility, 29 hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through February 1, 2020. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.

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

As of December 30, 2018, we had approximately $55.9 million of debt outstanding under our senior secured credit facility. Substantially all of our assets are pledged to the lenders to secure this outstanding debt. In the event that we are unable to make principal, interest or other payments due under or we do not comply with the covenants contained in the senior secured credit facility, the lenders could declare an event of default, accelerate all amounts outstanding and seek to foreclose on the collateral securing such indebtedness. In such event, we could be forced to file for bankruptcy protection and stockholders would likely lose their entire investment in us.

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

The vehicle component supply industry has traditionally been highly fragmented and serves a limited number of large OEMs. As a result, OEMs have historically had a significant amount of leverage over their outside suppliers. Our arrangements with major OEM and Tier 1 customers frequently provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements. However, if we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. In addition, changes in our customers’ purchasing policies or payment practices could have an adverse effect on our business.

The loss or insolvency of any of our major customers would adversely affect our future results.

Our three largest customers, in the aggregate, accounted for approximately 19.6% of our net sales for the year ended December 30, 2018. We have not entered into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs. We have in the past lost, and may in the future, lose customers due to the highly competitive conditions in the industries we serve, including pricing pressures. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us or to stop doing business with us could have a material adverse effect on our business, financial condition and results of operations.

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

We have two manufacturing facilities in Mexico and one in Canada. There are a number of risks associated with doing business in Mexico and Canada, including, exposure to local economic and political conditions, export and import restrictions, and the potential for shortages of trained labor. Our sales are primarily denominated in U.S. dollars. Because a portion of our manufacturing costs are incurred in Mexican pesos and Canadian dollars, fluctuations in the U.S. dollar/Mexican peso and U.S dollar/Canadian dollar exchange rates may have a material effect on our profitability, cash flows, financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso or Canadian dollar will adversely affect the cost of our Mexican and Canadian operations when remeasured into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso or Canadian dollar will decrease the cost of our Mexican and Canadian operations when remeasured into U.S. dollars. These risks may materially adversely impact our business, results of operations and financial condition.

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

The demand for our products is largely dependent on the North American production of automobiles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive market, our net sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in vehicle production would adversely impact our results of operations and financial condition. In addition, the North American automotive market experienced a downturn during 2008 and 2009 as a result of general weakness in the North American economy. Although North American vehicle production declined in 2018, the production levels in most of the next five years are forecast to slighltly increase again. We cannot provide any assurance as to the level of growth in our markets. If the market stagnates or if there is any extended downturn, it could materially affect our business, financial condition and results of operations.

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

Our business strategy includes the potential acquisition of businesses that we expect will complement and expand our business. For example, during the last five fiscal years, we acquired the businesses and substantially all of the assets of PTI, Chardan, Great Lakes, and Intasco. We may not be able to successfully identify suitable acquisition opportunities or complete any particular acquisition, combination or other transaction on acceptable terms. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities, including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions, we may be required to expend significant funds, incur additional debt, or issue additional shares of common stock, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we successfully acquire other businesses, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition opportunities may restrict our ability to grow our business.

We may experience increased costs and other disruptions to our business associated with labor unions.

As of December 30, 2018, we had 1,095 full-time employees, of whom 843 are hourly and 252 are salaried. 191 of our hourly employees are represented by labor unions and covered by collective bargaining agreements. A collective bargaining agreement covering 162 hourly workers employed at our Auburn Hills, Michigan facility terminates in August 2019. We cannot assure you that we will negotiate successfully a new collective bargaining agreement in our Auburn Hills facility, or other of our employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Many of our customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by customers or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

Our automotive products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will successfully weather the current economic downturn. One or more successful claims against us could materially adversely affect our reputation and our business, financial condition, results of operations and cash flows.

Our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material adverse effect on our business, financial condition and results of operations.

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

The United States passed a comprehensive tax reform bill that could adversely affect our financial performance.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act that significantly revises the Internal Revenue Code of 1986, as amended (the “IRC”). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21%, a one-time transition tax on offshore earnings at reduced tax rates regardless of whether the earnings are repatriated, the elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new taxes on certain foreign earnings, a new minimum tax related to payments to foreign subsidiaries and affiliates, immediate deductions for certain new investments, limitations on deductibility of interest expense, and the modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

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

Our executive officers, directors, and certain of our large stockholders and their affiliates, to our knowledge, beneficially own approximately 32.7% of our outstanding common stock. As a result, these persons, if they were to act together, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they could act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:

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

As of December 30, 2018, we had outstanding 9,779,147 shares of common stock, including 2,702,500 shares of our common stock issued in our initial public offering and 6,765,028 shares of common stock owned by non-affiliates and issued in private placements, in each case more than one year ago. The shares owned by non-affiliates can be traded without restriction under Rule 144 or otherwise at this time. In addition, 3,014,119 shares of common stock are owned by affiliates but can be traded subject to restrictions under Rule 144. In addition, we have registered all shares that may be issued pursuant to our 2013 Stock Incentive Plan and the 2014 Omnibus Performance Award Plan. Sales of a large number of these securities on the public market or the perception that a large number of shares may be sold could reduce the market price of our common stock or impair our ability to raise capital.

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

We may take advantage of these exemptions until we are no longer an emerging growth company. Under the JOBS Act, we may be able to maintain emerging growth company status for up to five years following our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second quarter during any fiscal year before the end of such five-year period or if we have total annual gross revenue of $1.1 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our emerging growth status will expire on the first day of fiscal year 2020, as such at that time we will no longer be able to take advantage of the exemptions noted above. We believe the Company will be in compliance with all of the various reporting requirements that are applicable to other public companies that are not emerging growth companies on this date.

Regulations related to conflict minerals may force us to incur additional expenses and otherwise adversely impact our business.

The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations is required annually. There are some costs associated with complying with these disclosure requirements, including costs to determine the origin of potential conflict minerals in our product. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products if we determine in the future we are relying upon conflict minerals. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

We incur costs as a result of being a public company, and potentially will incur more after we are no longer an “emerging growth company” or a“smaller reporting company”. Our management devotes substantial time to public company compliance programs, and will be required to continue to devote substantial time in the future.

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. We expect that these expenses will increase when we no longer qualify as an “emerging growth company” or “smaller reporting company”. We have invested and intend to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and may divert management’s time and attention from product development and commercialization activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain the listing of our common stock on the NYSE MKT which would likely have a material adverse effect on the trading price of our common stock.

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

Although our independent registered public accounting firm will not be required to formally attest to our internal control effectiveness while we are an emerging growth company, management is still responsible for assessing internal control effectiveness at a consolidated level. As we integrate acquired companies into our business, the process of integrating our existing operations with entities that could potentially have material weaknesses and/or significant deficiencies may result in unforeseen operating difficulties and may require significant financial resources to remedy and material weaknesses or significant deficiencies that would otherwise be available for the ongoing development or expansion of our existing business. These potential material weaknesses and deficiencies may be costly for us to remedy properly and properly assess internal control effectiveness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following sets forth our facilities as of December 30, 2018.

Principal Uses	Location	Approximate Square Footage	Owned or Leased
Headquarters, Sales/Engineering, Manufacturing	Auburn Hills, Michigan	150,000	Leased
Sales/Engineering Manufacturing	LaFayette, Georgia	177,000	Owned/Leased (1)
Sales/Engineering Manufacturing	Monterrey, Mexico	91,000	Leased
Manufacturing	Queretaro, Mexico	74,000	Leased
Manufacturing	Bryan, Ohio	42,000	Leased
Sales/Engineering Manufacturing	Louisville, Kentucky	73,000	Owned
Manufacturing	Evansville, Indiana	200,000	Owned/Leased (2)
Manufacturing	Concord, Michigan	72,000	Leased
Manufacturing	London, Ontario	35,000	Leased

(1) The Company leases warehouse space of approximately 30,000 square feet that it uses in connection with its operations at this property
(2) The Company leases warehouse space of approximately 134,000 square feet that it uses in connection with its operations at this property.

We also have an independent sales representative who maintains offices in Baldham, Germany. We do not lease or own the facilities at which he maintains his offices.

Each of our owned properties has been mortgaged to our bank to secure our borrowings under our senior secured credit facility.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES

Price Range of Common Stock

Our common stock began trading on the NYSE MKT under the symbol “UFAB” on July 1, 2015. Prior to that date, there was no public market for our common stock. Our IPO was priced at $9.50 per share on July 1, 2015. The following table sets forth for the periods indicated the high and low closing sales price per share of our common stock as reported on the NYSE American:

Fiscal Year 2018:	High	Low
Period from January 1, 2018 through April 1, 2018	$8.79	$7.42
Period from April 2, 2018 through July 1, 2018	$9.70	$8.37
Period from July 2, 2018 through September 30, 2018	$8.89	$7.48
Period from October 1, 2018 through December 30, 2018	$8.29	$4.30

Fiscal Year 2017:	High	Low
Period from January 2, 2017 through April 2, 2017	$14.75	$10.41
Period from April 3, 2017 through July 2, 2017	$12.21	$8.90
Period from July 3, 2017 through October 1, 2017	$9.91	$7.10
Period from October 2, 2017 through December 31, 2017	$9.09	$7.05

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the total cumulative return of the Russell 2000 Index and the S&P Auto Parts & Equipment Index during the period commencing on July 1, 2015 the initial trading day of our common stock and ending on December 30, 2018. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Number of Stockholders

As of March 1, 2019 there were 29 holders of record of the Company's common stock. Due to the fact that many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We paid a dividend of $0.15 per share in each quarter of 2018 and 2017. In addition, on February 12, 2019 the board of directors declared a quarterly cash dividend of $0.05 per common share with respect to the first quarter of 2019. The dividend will be payable on March 7, 2019 to stockholders of record at the close of business on February 28, 2019. Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity, and capital requirements. Our senior secured credit facility contains covenants which restrict or limit the amounts that we can pay as dividends or preclude the payments of dividends altogether.

Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders (1)	945,000	$7.25	206,000
Equity compensation plans not approved by security holders	—	$—	—

(1) Includes options approved under the 2013 Stock Incentive Plan and 2014 Omnibus Performance Award Plan that were granted to employees of the Company and the board of directors and were registered on Form S-8 (333-206140) on August 6, 2015. Also includes additional shares under the 2014 Omnibus Performance Award Plan that were registered on Form S-8 (333-212193) on June 23, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Our policy is that fiscal years end on the Sunday closest to December 31. The consolidated statements of operations data, cash flow data and the consolidated balance sheet data for the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal year ended January 3, 2016 and January 4, 2015 have been derived from audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016	Fifty-Two Weeks Ended January 4, 2015
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales	$174,910	$175,288	$170,463	$143,309	$126,480
Cost of Sales	135,575	135,234	130,919	109,488	95,020
Gross Profit	39,335	40,054	39,544	33,821	31,460
Selling, General, and Administrative Expenses	29,781	29,767	27,524	23,372	21,326
Restructuring Expenses	1,156	—	35	374	—
Operating Income (Expense)	8,398	10,287	11,985	10,075	10,134
Non-operating Income (Expense)
Investment Income	50	—	—	—	21
Other Income	(109)	79	92	23	51
Interest Expense	(3,778)	(2,746)	(2,135)	(2,755)	(3,667)
Total Non-Operating Expense	(3,837)	(2,667)	(2,043)	(2,732)	(3,595)
Income – Before Income Taxes	4,561	7,620	9,942	7,343	6,539
Income Tax Expense	862	1,133	3,258	2,314	2,074
Net Income	$3,699	$6,487	$6,684	$5,029	$4,465
Net Income per share
Basic	$0.38	$0.67	$0.69	$0.62	$0.66
Diluted	$0.37	$0.66	$0.68	$0.60	$0.65
Cash dividends declared per share	$0.60	$0.60	$0.60	$0.30	$—
Weighted Average Shares Outstanding
Basic	9,770	9,751	9,678	8,174	6,740
Diluted	9,909	9,899	9,896	8,427	6,864
Statement of Cash Flow Data
Cash flow provided by (used in):
Operating Activities	$9,430	$7,809	$7,761	$5,081	$7,128
Investing Activities	(4,490)	(4,088)	(21,993)	(15,439)	(6,011)
Financing Activities	(4,962)	(2,995)	14,210	10,329	(1,253)
Other Financial Data
Adjusted EBITDA (1)	$17,123	$18,032	$18,991	$15,590	$14,496

(1) See details concerning Adjusted EBITDA, which is a non-GAAP measure, including the definition and calculation of amounts presented here in this document in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	As of December 30, 2018	As of December 31, 2017	As of January 1, 2017	As of January 3, 2016	As of January 4, 2015
	(in thousands)
Selected Balance Sheet Data:
Working capital(1)	$32,885	$29,847	$26,758	$23,047	$16,318
Net property, plant and equipment (2)	25,078	22,975	21,198	18,761	17,290
Total assets	123,287	122,805	122,537	99,921	84,151
Total debt (3)	55,923	53,565	50,611	31,213	39,972
Total stockholders' equity	48,888	50,882	50,059	48,013	16,592

(1) Represents current assets less current liabilities
(2) Excludes assets held for sale of $2,033 as of January 3, 2016.
(3) Amount is net of debt issuance costs which are further discussed in note 1 to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements for the fifty-two weeks ended December 30, 2018, December 31, 2017 and January 1, 2017 included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis include forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in other sections of this Annual Report on Form 10-K, particularly in “Business,” “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

Basis of Presentation

The Company’s policy is that fiscal years end on the Sunday closest to the end of the calendar year end. Our 2018 fiscal year ended on December 30, 2018, the 2017 fiscal year ended on December 31, 2017, and our 2016 fiscal year ended on January 1, 2017. The Company’s operations are classified in one reportable business segment. Although we have expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

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

We will remain an “emerging growth company” for up to five years from our initial public offering, or until the earliest to occur of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1.1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

Our emerging growth status will expire on the first day of fiscal year 2020, and as such at that time we will no longer be able to take advantage of the exemptions noted above.

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

Unique’s markets served are the North America automotive and heavy duty truck, as well as the appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Bryan, Ohio, Monterrey, Mexico,Queretaro, Mexico and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

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

Recent Developments

Dividend Declaration

On February 12, 2019, our board of directors declared a quarterly cash dividend of $0.05 per common share. The dividend will be payable on March 7, 2019 to shareholders of record at the close of business on February 28, 2019.

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

The Company incurred one-time severance costs as a result of this plant closure of $233,782 in the 52 weeks ended December 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $559,461 in the 52 weeks ended December 30, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

On October 18, 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $733,059, for cash proceeds of $876,032 resulting in a gain on the sale of $142,973. Through the date of the sale the building qualified as being held for sale, and therefore was presented as such in the consolidated balance sheet in our historical financial statements.

Port Huron Facility Closure

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

The Company incurred one-time severance costs as a result of this plant closure of $64,768 in the 52 weeks ended December 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $297,899 in the 52 weeks ended December 30, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

Tax Cut and JOBS Act

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however we made a reasonable estimate of the net effects on our existing deferred tax balances and the one-time transition tax. During 2018, we completed our accounting for the income tax effects of the Act and recorded a benefit of $(80,453) as an adjustment to the provisional estimate of the one-time transition tax expense. Also during 2018, the Act required a calculation of tax under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Act, which resulted in a $320,000 expense. For further discussion on the impact to the Company of the Act for the year ended December 30, 2018, please refer to the Comparison of Results section below as well as Note 10 to our consolidated financial statements.

Credit Agreement (Amendments)

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent and the other lenders, entered into a Credit Agreement (the “Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.00 million. The Credit Agreement was a senior secured credit facility and consisted of a revolving line of credit of up to $30.00 million (the “Revolver”) to the US Borrower, a $17.00 million principal amount Term Loan (the “US Term Loan”) to the US Borrower, and a $15.00 million principal amount Term Loan (the “CA Term Loan”) to the CA Borrower.

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the Credit Agreement, with Citizens, acting as syndication agent, and the other lenders. The Amendment converted $4.0 million of outstanding borrowings under the Revolver into an additional $4.0 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the Revolver into the US Term Loan II did not reduce the aggregate amount available to be borrowed under it.

On August 8, 2018, the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment required the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds did not permanently reduce the amounts that could be borrowed under the Revolver. The Fourth Amendment also eased, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determines the Company's ability to pay dividends. The Fourth Amendment provided for the discharge and release of the mortgage on the Ft. Smith, Arkansas facility subject to the application of the net proceeds of the sale of the property as required by the amendment.

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens, acting as syndication agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its then maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount could be borrowed under the Revolver reverted back to $30.0 million.

Amended and Restated Credit Agreement

On November 8, 2018, subsequent to the end of the third quarter, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the principal amount on the CA Term Loan the same as at September 30, 2018, approximately $12.0 million, and the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”) into one term loan, and increases the aggregate principal amount to $26.0 million dollars from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

Acquisition of Intasco

On April 29, 2016, Unique-Intasco Canada, Inc. (the “Canadian Buyer”), a newly formed subsidiary, acquired the business and substantially all of the assets of Intasco Corporation, a Canadian based tape manufacturer, for a purchase price of $21.03 million, net of cash acquired, with a portion being held in escrow to fund the obligations of Intasco Corporation and its stockholders to indemnify Unique against certain claims, losses and liabilities. On the same date, Unique Fabricating NA, Inc. (the “US Buyer”), an existing subsidiary of the Company, purchased 100% of the outstanding capital stock of Intasco USA, Inc., a United States based tape manufacturer, for a purchase price of $0.89 million paid by the issuance of 70,797 shares of the Company's common stock, par value $0.001 per share. The shares issued were “restricted shares” issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. The cash purchase price was paid with borrowings under a new credit facility which replaced the Company's then existing facility as described above.

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

Comparison of Results of Operations for the Fifty-Two Weeks Ended December 30, 2018 and the Fifty-Two Weeks Ended December 31, 2017

Fifty-Two Weeks Ended December 30, 2018 and Fifty-Two Weeks Ended December 31, 2017

Net Sales

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(in thousands)
Net sales	$174,910	$175,288

Net sales for the fifty-two weeks ended December 30, 2018 were approximately $174.91 million compared to $175.29 million for the fifty-two weeks ended December 31, 2017. The relatively flat net sales for the fifty-two weeks ended December 30, 2018 is in alignment with North American vehicle production which slightly decreased during the fifty-two weeks ended December 30, 2018 period from production during the fifty-two weeks ended December 31, 2017.

Cost of Sales

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(in thousands)
Materials	$88,285	$88,303
Direct labor and benefits	27,232	26,729
Manufacturing overhead	17,796	18,288
Sub-total	133,313	133,320
Depreciation	2,263	1,914
Cost of sales	135,576	135,234
Gross Profit	$39,335	$40,054

Cost of Sales as a Percent of Net Sales

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
Materials	50.5%	50.4%
Direct labor and benefits	15.6%	15.3%
Manufacturing overhead	10.1%	10.4%
Sub-total	76.2%	76.1%
Depreciation	1.3%	1.1%
Cost of Sales	77.5%	77.2%
Gross Profit	22.5%	22.8%

Cost of sales as a percentage of net sales for the fifty-two weeks ended December 30, 2018 increased to 77.5% from 77.2% for the fifty-two weeks ended December 31, 2017. The increase in cost of sales as a percentage of net sales was attributable to higher direct labor and benefits costs as a percentage of net sales, partially offset by lower manufacturing overhead costs as a percentage of net sales.

Material costs as a percentage of net sales slightly increased to 50.5% for the fifty-two weeks ended December 30, 2018 from 50.4% for the fifty-two weeks ended December 31, 2017. Material costs for the fifty-two weeks ended December 30, 2018 as a percentage of net sales were higher compared to the fifty-two weeks ended December 31, 2017 primarily due to higher freight costs in the fifty-two weeks ended December 30, 2018, partially offset by favorable product mix shift to more molded products, which are typically lower in material content. Direct labor and benefit costs as a percentage of net sales was 15.6% for the fifty-two weeks ended December 30, 2018 compared to 15.3% for the fifty-two weeks ended December 31, 2017. Direct labor costs were negatively impacted by the product mix shift to more molded products described above, which while lower in material content as a percentage of sales, are typically higher in labor content, a temporary equipment capacity issue at one of our facilities during the first quarter of 2018, that resulted in higher overtime costs during the fifty-two weeks ended December 30, 2018, as well as short term inefficiencies experienced from moving the manufacturing of products previously produced in the Ft. Smith, Arkansas facility to other manufacturing facilities of the Company.

Manufacturing overhead costs as a percentage of net sales were 10.1% for the fifty-two weeks ended December 30, 2018 compared 10.4% for the fifty-two weeks ended December 31, 2017. Manufacturing overhead as a percentage of net sales in the fifty-two weeks ended December 30, 2018 were lower due primarily to lower repair and maintenance costs on our machines, tools, and buildings as we have invested heavily in the last few years in new production equipment. Depreciation costs as a percentage of net sales in the fifty-two weeks ended December 30, 2018 were higher than the fifty-two weeks ended December 31, 2017 as we added machine capacity, to meet expected future demand, and to increase capabilities in certain of our facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of net sales described above, gross profit as a percentage of net sales for the fifty-two weeks ended December 30, 2018 decreased to 22.5% from 22.8% for the fifty-two weeks ended December 31, 2017.

Selling, General and Administrative Expenses (“SG&A”)

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$25,387	$25,338
Transaction expenses	27	23
Subtotal	25,414	25,361
Depreciation and amortization	4,367	4,406
SG&A	$29,781	$29,767
SG&A as a % of net sales	17.0%	17.0%

SG&A as a percentage of net sales for the fifty-two weeks ended December 30, 2018 and fifty-two weeks ended December 31, 2017 was 17.0%.

Operating Income

As a result of the foregoing factors, as well as restructuring expense of $1.16 million for the fifty-two weeks ended December 30, 2018 compared to no restructuring expense for the fifty-two weeks ended December 31, 2017, operating income for the fifty-two weeks ended December 30, 2018 was $8.40 million compared to operating income of $10.29 million for the fifty-two weeks ended December 31, 2017.

Non-Operating Expense

Non-operating expense for the fifty-two weeks ended December 30, 2018 was $3.84 million compared to $2.67 million for the fifty-two weeks ended December 31, 2017. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $3.78 million for the fifty-two weeks ended December 30, 2018, compared to $2.75 million for the fifty-two weeks ended December 31, 2017. The increase in interest expense is primarily due to higher interest rates and a higher average outstanding debt balance in the fifty-two weeks ended December 30, 2018, the write-off of certain deferred financing costs associated with our old Credit Agreement, and an unfavorable mark-to-market on a new interest rate swap.

Income before Income Taxes

As a result of the foregoing factors, income before income taxes for the fifty-two weeks ended December 30, 2018 was $4.56 million, compared to $7.62 million for the fifty-two weeks ended December 31, 2017.

Income Tax Provision

For the fifty-two weeks ended December 30, 2018, income tax expense was $0.86 million, and the effective income tax rate was 18.9%. The effective tax rate was lower than the statutory rate of 21.0% primarily due to research and development credits in the U.S., partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S. and by U.S. taxation on foreign earnings under the GILTI provisions of the Tax Cuts on Jobs Act. These adjustments are further explained in Note 10. For the fifty-two weeks ended December 31, 2017, income tax expense was $1.13 million, and the effective income tax rate was 14.9%. The difference between the actual effective rate and the statutory rate of 34.0% was mainly a result of the enactment of the Tax Cuts on Jobs Act on December 22, 2017, and research and development credits. These adjustments are further explained in Note 10.

Net income

As a result of the lower net sales and changes in expenses discussed above, net income for the fifty-two weeks ended December 30, 2018 was $3.70 million compared to $6.49 million during the fifty-two weeks ended December 31, 2017.

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

Income Tax Provision

For the fifty-two weeks ended December 31, 2017, income tax expense was $1.13 million, and the effective income tax rate was 14.9%. The difference between the actual effective rate and the statutory rate was mainly a result of the enactment of the Tax Cuts on Jobs Act on December 22, 2017, and research and development credits. These adjustments are further explained in Note 10. For the fifty-two weeks ended January 1, 2017, income tax expense was $3.26 million, and the effective income tax rate was 32.8%. The difference between the actual effective rate and the statutory rate was mainly a result of the domestic production activities deduction, or DPAD, in the U.S.

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

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017		Fifty-Two Weeks Ended January 1, 2017
	(in thousands)
Net income	$3,699	$6,487		$6,684
Plus: Interest expense, net	3,778	2,746		2,135
Plus: Income tax expense	862	1,133		3,258
Plus: Depreciation and amortization	6,630	6,320		5,502
Plus: Non-cash stock award	131	150		166
Plus: Non-recurring integration expenses	200	158		173
Plus: Non-recurring step-up of inventory basis to fair market value	—	—		318
Plus: Transaction fees	27	23		867
Plus: Restructuring expenses	1,156	—		35
Plus: One-time consulting and licensing ERP system implementation costs	724	1,015		—
Plus: Debt extinguishment costs	59	—	—	—
Less: Gain on sale of building	(143)	—		(147)
Adjusted EBITDA	$17,123	$18,032		$18,991

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our Amended and Restated Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of December 30, 2018, December 31, 2017 and January 1, 2017, we had a cash balance of $1.41 million, $1.43 million and $0.71 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of December 30, 2018, December 31, 2017 and January 1, 2017, we had $11.61 million, $7.19 million and $9.42 million, respectively, available for borrowing under our amended and restated credit facility, subject, in each case, to borrowing base restrictions, compliance with the terms of the facility and outstanding letters of credit. At each such date, we were in compliance with all debt covenants under such facilities. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty-two weeks.

In 2019, we plan to spend approximately $3.43 million in capital expenditures, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.

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

The following table presents cash flow data for the periods indicated.

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
		(in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$9,430	$7,809	$7,761
Investing activities	(4,490)	(4,088)	(21,993)
Financing activities	(4,962)	(2,995)	14,210

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

During the fifty-two weeks ended December 30, 2018, net cash provided by operating activities was $9.43 million, compared to cash provided by operating activities of $7.81 million and $7.76 million for the fifty-two weeks ended December 31, 2017 and January 1, 2017, respectively.

Net cash provided by operating activities for the fifty-two weeks ended December 30, 2018 was positively impacted by decreases in working capital, primarily in prepaid expenses, accounts payable and accrued expenses.

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

In the fifty-two weeks ended December 30, 2018, we made capital expenditures of $5.39 million partially offset by proceeds of $0.90 million primarily from the sale of the Ft. Smith building further described in Note 8.

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

Financing Activities

Cash flows (used in) provided by financing activities consisted primarily of borrowings and payments under our new and old senior credit facility, payment of debt issuance costs, proceeds from the sale of sale of stock, and distribution of cash dividends.

In the fifty-two weeks ended December 30, 2018, we had outflows of $4.96 million primarily due to $2.96 million of mandatory pay-off of the principal amount of our term loans under our credit facility, and $5.86 million for payments of cash dividends, and $4.42 million outflow of net proceeds from borrowings under our revolving line of credit. These outflows were partially offset by $10.13 million proceeds of debt on our new term loan as we amended and restated our senior credit facility as further discussed in Note 6.

As of December 30, 2018, $18.29 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the revolving credit facility are subject to a borrowing base which is reduced to the extent of letters of credit issued under the new senior credit facility. As of December 30, 2018, the maximum additional available borrowings under the revolving credit facility was $11.61 million, which is further subject to borrowing base restrictions. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to borrowing base restrictions and compliance with the terms of the facility.

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

Credit Agreement

On April 29, 2016, the US Borrower and the CA Borrower and Citizens, acting as lender and Administrative Agent and the other lenders, entered into the Credit Agreement providing for borrowings of up to the aggregate principal amount of $62.00 million. The Credit Agreement was a senior secured credit facility and consisted of a revolving line of credit (the “Revolver”) of up to $30.00 million to the US Borrower, a $17.00 million principal amount term loan to the US Borrower, (the “US Term Loan” and a $15.00 million term loan to the CA Borrower.

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, with Citizens, acting as Administrative Agent, and other lenders. The Second Amendment converted $4.00 million of outstanding borrowings under the revolving line of credit under the Credit Agreement into an additional $4.00 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the revolving line of credit did not reduce the aggregate amount available to be borrowed under it.

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fourth Amendment required the Company to use the net proceeds from the anticipated sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds did not permanently reduce the amounts that may be borrowed under the Revolver. The Fourth Amendment also made less restrictive, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determines the Company's ability to pay dividends.

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that may be borrowed under the Revolver to $32.5 million from the current maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that could be borrowed under the Revolver reverted back to $30.0 million.

Amended and Restated Credit Agreement

On November 8, 2018, subsequent to the end of the third quarter, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the principal amount on the CA Term Loan at approximately $12.0 million on September 30, 2018, and the same as it was under the previous Credit Agreement as of the end of the third quarter. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increases the aggregate principal amount to $26.0 million dollars from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% in the case of the Base Rate and 2.75% to 3.75% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of December 30, 2018 was 6.2699%.

In addition, the Amended and Restated Credit Agreement allows for increases in the principal amount of the Revolver and New US and CA Term Loans not to exceed $10.00 million, in the aggregate, provided that before and after giving effect to any proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratios do not exceed specified amounts. The Amended and Restated Credit Agreement also provides for the issuance of letters of credit with a face amount of up to $2.00 million, in the aggregate, provided that any letter of credit issued will reduce availability under the Revolver.

We are permitted to prepay in part or in full the amounts due under the Amended and Restated Credit Agreement without penalty, provided that with respect to prepayment of the Revolver at least $0.10 million remains outstanding. Our obligations under the Amended and Restated Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the U.S. Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the Revolver and New US Term Loan and CA Term Loan will increase by 3.0% per annum plus the then applicable rate. The Amended and Restated Credit Agreement requires that, in addition to scheduled principal payments, we repay both the New US Term Loan and CA Term Loan principal annually in an amount equal to (a) 50% of excess cash flow, as defined, if the total leverage ratio, as defined, as calculated as of the end of such year is greater than or equal to 2.75 to 1.00, or (b) 25% of excess cash flow calculated as of the end of any fiscal year that out total leverage ratio is greater than or equal to 2.00 to 1.00 but less than 2.75 to 1.00.

The US Borrower's obligations under the Amended and Restated Credit Agreement are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including a pledge of capital stock of the United States subsidiaries of the US Borrower and of 65% of the capital stock of the CA Borrower, and by mortgages on our facilities in LaFayette, Georgia, Louisville, Kentucky, and Evansville, Indiana. The US borrower guarantees all of the obligations and liabilities of the CA Borrower. Unique Fabricating, Inc. also pledged all of the capital stock of the US Borrower. The Fourth Amendment provided for the discharge and release of the mortgage on the Ft. Smith, Arkansas facility subject to the application of the net proceeds of its sale to reduce borrowings under the Revolver.

Effective June 30, 2016, as required under the Credit Agreement, the Company purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The interest rate swap requires the Company to pay a fixed rate of 1.055% while receiving a variable rate of one-month LIBOR. The notional amount at the effective date began at $16.68 million and decreased by $0.32 million each quarter until June 30, 2017, decreased by $0.43 million per quarter until June 29, 2018, when it began decreasing by $0.53 million until it expires on June 28, 2019. The interest rate swap was recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. Please see Note 7 of our consolidated financial statements for further information.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on half of the notional amount beginning immediately. The notional amount at the effective date was $1.90 million and decreases by $0.10 million each quarter until it expires on September 30, 2020. The interest rate swap is recognized at its fair value, and monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred.

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap the requires the Company to pay a fixed rate of 3.075% per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.04 million which increases by $0.38 million each quarter until June 28, 2019 when the notional amount increases to $17.54 million due to the interest rate swap from 2016 above expiring. The notional amount then decreases each quarter by $0.15 million until September 30, 2020 when the notional amount increases to $17.48 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.43 million until December 31, 2021, then decreases each subsequent quarter by $0.61 million until it expires on November 8, 2023.The Company has elected not to apply hedge accounting for financial reporting purposes on all of its swaps.

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of December 30, 2018, we were in compliance with all loan covenants.

The Amended and Restated Credit Agreement also contains customary affirmative covenants, including: (1) maintenance of legal existence and compliance with laws and regulations; (2) delivery of consolidated financial statements and other information; (3) maintenance of properties in good working order; (4) payment of taxes; (5) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (6) maintenance of adequate insurance; and (7) inspection of books and records.
The Amended and Restated Credit Agreement contains customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and sale-leaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9) payment or amendment of subordinated debt and organizational documents; and (10) maximum capital expenditures. The Amended and Restated Credit Agreement prohibits the payment of any dividend, redemption or other payment or distribution by the Borrowers other than distributions to the US Borrower by its subsidiaries, unless after giving effect to the dividend or other distribution, the post distribution DSCR, as defined, is greater than 1.1 to 1.0, and the US Borrower's liquidity, as definted is no less than $5.0 million, plus Borrowers remain in compliance with the other financial covenants.

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

Contractual Obligations and Commitments

The following table summarizes our future minimum payments under contractual commitments as of December 30, 2018:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,387	$1,958	$1,964	$465	$—
Long-term debt (1)	71,483	6,793	13,409	51,281	—
Management services agreement (2)	225	225	—	—	—

(1) Interest payments on debt include payments based on variable rate interest on the debt balance and applicable rate at December 30, 2018. The total interest reported includes $5.6 million of variable rate interest on our revolving line of credit and $9.1 million of variable rate interest on our term loans.

(2) Assumes the extension of the management services agreement which currently terminated in 2018. Amounts do not include additional payments that may be earned in connection with transactions.

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

In connection with our annual goodwill impairment test, we performed a quantitative assessment as of December 30, 2018, utilizing a combination of the income and market approaches.  The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 10%. Key assumptions used in the analysis were a discount rate of 13.0%, EBITDA margin and the terminal growth rate of 3%. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables. Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were: a) a 40 basis point decline in EBITDA margin used to determine expected future cash flows would have resulted in the fair value of the reporting unit approximating carrying value, and b) a 50 basis point increase in the discount rate would have resulted in the fair value of the reporting unit approximating carrying value.

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

Interest Rate Fluctuation Risk

Our borrowings under our Credit Agreement bore interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a interest rate swap with a notional amount initially of $16.68 million, which decreased by $0.32 million each quarter until June 30, 2017, and began decreasing by $0.43 million each quarter until June 29, 2018, when it began decreasing by $0.53 million per quarter until the swap terminates on June 28, 2019. The interest rate swap requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one month LIBOR rate for a net monthly settlement based on the notional amount in effect. This swap terminated an old swap that we entered into on January 17, 2014 under our old senior credit facility. See Note 7 of our consolidated financial statements for further information.

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

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap the requires the Company to pay a fixed rate of 3.075 per annum which receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5,037,500 which increases by $378,125 each quarter until June 29, 2018 when the notional amount increases to $17,540,625 due to the interest rate swap from 2016 above expiring. The notional amount then decreases each quarter by $153,125 until September 30, 2020 when the notional amount increases to $17,475,000 due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $431,250 until December 31, 2021, then decreases each subsequent quarter by $609,375 until it expires on November 8, 2023.

The Company received $(113,025), in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 52 weeks ended December 30, 2018.The Company paid $1,159, in the aggregate, in net monthly settlements with respect to the interest rate swap above for the 52 weeks ended December 31, 2017

We do not believe that an increase or decrease in interest rates of 100 basis points related to our swaps would have a material effect on our operating results or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Unique Fabricating, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unique Fabricating, Inc. and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, stockholders' equity and cash flows for each of the fifty-two week periods ended December 30, 2018, December 31, 2017, and January 1, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the fifty-two week periods ended December 30, 2018, December 31, 2017 and January 1, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche, LLP

Detroit, Michigan
March 7, 2019
We have served as the Company's auditor since 2016

UNIQUE FABRICATING, INC.
Consolidated Balance Sheets

	December 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$1,409,593	$1,430,937
Accounts receivable – net	30,831,182	27,203,296
Inventory – net	16,285,507	16,330,084
Prepaid expenses and other current assets:
Prepaid expenses and other	2,511,486	3,962,012
Refundable taxes	983,073	646,253
Total current assets	52,020,841	49,572,582
Property, Plant, and Equipment – Net	25,077,745	22,975,401
Goodwill	28,871,179	28,871,179
Intangible Assets	15,568,383	19,635,782
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	198,854	353,719
Deferred tax asset	496,181	342,552
Total assets	$123,287,303	$122,805,335
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,465,222	$11,708,175
Current maturities of long-term debt	3,350,000	3,799,998
Income taxes payable	40,634	348,910
Accrued compensation	2,848,282	2,840,559
Other accrued liabilities	1,432,109	1,027,489
Total current liabilities	19,136,247	19,725,131
Long-term debt – net of current portion	34,667,768	27,288,846
Line of credit	17,904,869	22,476,525
Other long-term liabilities	395,154	—
Deferred tax liability	2,295,105	2,432,754
Total liabilities	74,399,143	71,923,256
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,779,147 and 9,757,563 issued and outstanding at December 30, 2018 and December 31, 2017, respectively	9,780	9,758
Additional paid-in-capital	45,881,848	45,712,568
Retained earnings	2,996,532	5,159,753
Total stockholders’ equity	48,888,160	50,882,079
Total liabilities and stockholders’ equity	$123,287,303	$122,805,335

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
Net Sales	$174,909,741	$175,287,982	$170,462,953
Cost of Sales	135,575,004	135,234,448	130,918,486
Gross Profit	39,334,737	40,053,534	39,544,467
Selling, General, and Administrative Expenses	29,780,956	29,766,864	27,524,453
Restructuring Expenses	1,155,910	—	35,054
Operating Income	8,397,871	10,286,670	11,984,960
Non-operating Income (Expense)
Investment income	50,169	—	—
Other income	(109,142)	78,805	91,755
Interest expense	(3,778,328)	(2,745,904)	(2,134,976)
Total non-operating expense	(3,837,301)	(2,667,099)	(2,043,221)
Income – Before income taxes	4,560,570	7,619,571	9,941,739
Income Tax Expense	861,969	1,132,880	3,257,619
Net Income	$3,698,601	$6,486,691	$6,684,120
Net Income per share
Basic	$0.38	$0.67	$0.69
Diluted	$0.37	$0.66	$0.68
Cash dividends declared per share	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 3, 2016	9,591,860	$9,592	$44,352,188	$3,651,344	$48,013,124
Net income	—	—	—	6,684,120	6,684,120
Stock option expense	—	—	166,476	—	166,476
Exercise of warrants and options for common stock	57,115	57	115,918	—	115,975
Common stock issued for purchase of Intasco USA, Inc.	70,797	71	890,655	—	890,726
Cash dividends paid	—	—	—	(5,811,858)	(5,811,858)
Balance - January 1, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 2, 2017	9,719,772	$9,720	$45,525,237	$4,523,606	$50,058,563
Net income	—	—	—	6,486,691	6,486,691
Stock option expense	—	—	150,368	—	150,368
Exercise of warrants and options for common stock	37,791	38	36,963	—	37,001
Cash dividends paid	—	—	—	(5,850,544)	(5,850,544)
Balance - December 31, 2017	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - January 1, 2018	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079
Net income	—	—	—	3,698,601	3,698,601
Stock option expense	—	—	131,302	—	131,302
Exercise of warrants and options for common stock	21,584	22	37,978	—	38,000
Cash dividends paid	—	—	—	(5,861,822)	(5,861,822)
Balance - December 30, 2018	9,779,147	$9,780	$45,881,848	$2,996,532	$48,888,160

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Cash Flows

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
Cash Flows from Operating Activities
Net income	$3,698,601	$6,486,691	$6,684,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,630,142	6,319,975	5,501,674
Amortization of debt issuance costs	147,291	148,948	127,556
(Gain) loss on sale of assets	(137,793)	63,013	(126,631)
Loss on extinguishment of debt	59,110	—	60,202
Bad debt adjustment	12,939	128,475	(274,364)
Loss (gain) on derivative instruments	451,511	(228,387)	22,193
Stock option expense	131,302	150,368	166,476
Deferred income taxes	(291,278)	(1,552,502)	(1,165,649)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(3,640,825)	(443,826)	(3,987,313)
Inventory	44,577	401,524	339,784
Prepaid expenses and other assets	1,212,214	(1,765,990)	(1,291,654)
Accounts payable	1,008,447	(1,705,663)	1,329,599
Accrued and other liabilities	104,067	(193,762)	375,280
Net cash provided by operating activities	9,430,305	7,808,864	7,761,273
Cash Flows from Investing Activities
Purchases of property and equipment	(5,393,817)	(4,140,135)	(3,362,014)
Proceeds from sale of property and equipment	904,237	51,847	2,187,366
Acquisition of Intasco, net of cash acquired	—	—	(21,030,795)
Working capital adjustment from acquisition of Intasco	—	—	212,823
Net cash used in investing activities	(4,489,580)	(4,088,288)	(21,992,620)
Cash Flows from Financing Activities
Net change in bank overdraft	(1,251,400)	(37,978)	548,892
Proceeds from debt	10,131,574	—	32,000,000
Payments on term loans	(2,962,477)	(3,374,545)	(2,444,071)
Payments on (proceeds from) revolving credit facilities, net	(4,421,908)	6,230,892	5,690,487
Debt issuance costs	(634,036)	—	(514,441)
Pay-off of old senior credit facility term debt	—	—	(15,375,000)
Proceeds from exercise of stock options and warrants	38,000	37,001	115,975
Distribution of cash dividends	(5,861,822)	(5,850,544)	(5,811,858)
Net cash (used in) provided by financing activities	(4,962,069)	(2,995,174)	14,209,984
Net Decrease in Cash and Cash Equivalents	(21,344)	725,402	(21,363)
Cash and Cash Equivalents – Beginning of period	1,430,937	705,535	726,898
Cash and Cash Equivalents – End of period	$1,409,593	$1,430,937	$705,535
Supplemental Disclosure of Cash Flow Information – Cash paid for
Interest	$3,575,279	$2,566,956	$1,552,619
Income taxes	$1,339,290	$2,231,901	$3,750,845
Supplemental Disclosure of Cash Flow Information – Non cash investing and financing activities for
Common stock issued for purchase of Intasco USA, Inc.	$—	$—	$890,726

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

Fiscal Years — The Company’s year-end periods end on the Sunday closest to the end of the calendar year-end period. The 52-week fiscal year periods for 2018, 2017, and 2016 ended on December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $684,996 and $768,500 at December 30, 2018 and December 31, 2017, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

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

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

Goodwill — Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a one-step process is used which requires estimating the fair value of each reporting unit compared to its carrying value. If the carrying value exceeds the estimated fair value, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has one reporting and operating unit for goodwill testing purposes.

There were no impairment charges recognized during the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

The Company performed the annual quantitative assessment as of December 30, 2018, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 10.0%. Key assumptions used in the analysis were a discount rate of 13.0%, EBITDA margin and a terminal growth rate of 3.0%. Future events and changing market conditions may, however, lead the Company to reevaluate the assumptions that have been used to test for goodwill impairment, including key assumptions used in the expected EBITDA margins, cash flows and discount rates, as well as other assumptions with respect to matters out of the Company’s control, such as market multiple comparables.

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

At December 30, 2018 and December 31, 2017, debt issuance costs were $381,793 and $232,045, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $482,232 and $242,059, respectively. On November 8, 2018, the Company amended its current Credit Agreement (the “Amended and Restated Credit Agreement”), which increased its term loan debt and is further described in Note 6. The Company reviewed this amendment for extinguishment accounting and concluded that $59,110 of the remaining $172,600 debt issuance costs not amortized on the old revolving debt facility qualified for extinguishment accounting and were recognized as a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all of the of remaining unamortized debt issuance costs on the old term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.

Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $147,291 for the 52 weeks ended December 30, 2018, $148,948 for the 52 weeks ended December 31, 2017, and $127,556 for the 52 weeks ended January 1, 2017, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost. Cost basis investments acquired are recorded at cost. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. Dividend income of $50,169, $0 and $0 was recognized for the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. No impairment loss was recognized for the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

consolidated balance sheets. Accounts payable included $1,802,712 and $2,919,460 of checks issued in excess of available cash balances at December 30, 2018 and December 31, 2017, respectively.

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

The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of December 30, 2018, December 31, 2017, and January 1, 2017. There were no penalties or interest recorded during the 52 weeks ended December 30, 2018, December 31, 2017, or January 1, 2017

Foreign Currency Adjustments — The Company’s functional currency for all operations worldwide is the United States dollar. Nonmonetary assets and liabilities of foreign operations are remeasured at historical rates and monetary assets and liabilities are remeasured at exchange rates in effect at the end of each reporting period. Income statement accounts are remeasured at average exchange rates for the year. Gains and losses from translation of foreign currency financial statements into United States dollars are classified in other income in the consolidated statements of operations.

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), and Ford Motor Company (“Ford”), as a percentage of total net sales were: 15, 16, and 11 percent, respectively, during the 52 weeks ended December 30, 2018; 14, 13, and 11 percent, respectively, during the 52 weeks ended December 31, 2017; and 15, 11, and 12 percent, respectively, during the 52 weeks ended January 1, 2017. No Tier 1 suppliers represented more than 10 percent of direct Company sales for any period noted above. GM accounted for 14 and 11 percent of direct accounts receivable as of December 30, 2018 and December 31, 2017, respectively.

Labor Markets — At December 30, 2018, of the Company’s hourly plant employees working in the United States manufacturing facilities, 33 percent were covered under a collective bargaining agreement which expires in August 2019 while another 6 percent were covered under a separate agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At December 30, 2018, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2019 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, 17, 15, and 12 percent, respectively, of the Company’s production occurred in Mexico. During the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, 10, 9, and 6 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 17, 10, and 2 percent, respectively during the 52 weeks ended December 30, 2018, 15, 10, and 1 percent, respectively, during the 52 weeks ended December 31, 2017, and 12, 8, and 1 percent, respectively during the 52 weeks ended January 1, 2017, of the Company’s total sales.

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

In January 2016, the FASB issued guidance, together with related, subsequently issued guidance, that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the guidance requires certain equity securities to be measured at fair value, with changes in fair value recognized in earnings. For equity securities without readily determinable fair values, entities may elect to measure these securities at cost minus impairment, if any, adjusted for changes in observable prices. The guidance should be applied through a cumulative-effect adjustment to the

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

balance sheet as of the beginning of the year of adoption, except for equity securities without readily determinable fair values, to which the guidance should be applied prospectively. The Company adopted this guidance on January 1, 2018 and concluded this did not have a material effect on the consolidated financial statements. The Company does have a cost method investment in its consolidated financial statements, and there is not a readily determinable value for this investment.

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

Note 2 — Business Combinations

The Company intends to continue to selectively pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets. There were no new acquisitions for the 52 weeks ended December 30, 2018 and December 31, 2017.

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

Note 3 — Inventory

Inventory consists of the following:

	December 30, 2018	December 31, 2017
Raw materials	$9,562,962	$9,005,335
Work in progress	547,729	578,056
Finished goods	6,174,816	6,746,693
Total inventory	$16,285,507	$16,330,084

The allowance for obsolete inventory was $557,066 and $434,712 at December 30, 2018 and December 31, 2017, respectively.

Included in inventory are assets located in Mexico with a carrying amount of $3,340,748 at December 30, 2018 and $3,173,944 at December 31, 2017, and assets located in Canada with a carrying amount of $1,177,256 at December 30, 2018 and $1,072,430 at December 31, 2017.

The inventory acquired in the 2016 acquisition of Intasco included a fair value adjustment of $318,518, At January 1, 2017, $0 of this fair value adjustment remained in inventory while $318,518 was included in costs of goods sold during the 52 weeks ended January 1, 2017.

Note 4 — Property, Plant, and Equipment

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Property, plant, and equipment consists of the following:

	December 30, 2018	December 31, 2017	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	6,898,455	7,606,125	23 – 40
Shop equipment	21,165,566	16,654,811	7 – 10
Leasehold improvements	1,130,507	997,277	3 – 10
Office equipment	1,650,626	1,442,082	3 – 7
Mobile equipment	282,805	223,474	3
Construction in progress	1,514,082	1,253,760
Total cost	34,305,194	29,840,682
Accumulated depreciation	9,227,449	6,865,281
Net property, plant, and equipment	$25,077,745	$22,975,401

Depreciation expense was $2,562,743 for the 52 weeks ended December 30, 2018, $2,197,415 for the 52 weeks ended December 31, 2017, and $1,804,110 for the 52 weeks ended January 1, 2017.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $3,209,973 and $2,659,920 at December 30, 2018 and December 31, 2017, respectively, and assets located in Canada with a carrying amount of $656,183 and $684,431 at December 30, 2018 and December 31, 2017, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at December 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$14,936,128	8.16
Trade names	4,673,044	1,452,276	16.43
Non-compete agreements	1,161,790	1,117,626	2.53
Unpatented technology	1,534,787	818,273	5.00
Total	$33,892,686	$18,324,303

Intangible assets of the Company consist of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$11,588,946	8.16
Trade names	4,673,044	1,160,569	16.43
Non-compete agreements	1,161,790	995,233	2.53
Unpatented technology	1,534,787	512,156	5.00
Total	$33,892,686	$14,256,904

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $4,067,399 for the 52 weeks ended December 30, 2018, $4,122,560 for the 52 weeks ended December 31, 2017, and $3,697,564 for the 52 weeks ended January 1, 2017.

Estimated amortization expense is as follows:

2019	$3,945,264
2020	3,913,627
2021	2,455,712
2022	1,305,314
2023	978,787
Thereafter	2,969,679
Total	$15,568,383

Note 6 — Long-term Debt

Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as syndication agent, and other lenders, entered into a credit agreement (the “Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.0 million. The Credit Agreement was a senior secured credit facility and consisted of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $17.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, and a $15.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower. At Closing, the US Term Loan and the CA Term Loan were fully funded and the US Borrower borrowed approximately $22.9 million under the Revolver.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fourth Amendment required the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds did not permanently reduce the amounts that could be borrowed under the Revolver. The Fourth Amendment also made less restrictive for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determined the Company's ability to pay dividends.

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its then current maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that may be borrowed under the Revolver reverted back to $30.0 million and was replaced by the Amended and Restated Credit Agreement outlined below.

Amended and Restated Credit Agreement

On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement. The Amended and Restated Credit Agreement is a five year agreement, which, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line of credit to fund capital expenditures and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the outstanding principal balance on the CA Term Loan, approximately $12.0 million, the same as it was on the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increases the aggregate principal amount to $26.0 million dollars from $15.9 million, in total, for the previous US Term Loan and Term Loan II. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. The Amended and Restated Credit Agreement also adds a two year $5.0 million dollar line of credit dedicated to Capital Expenditures. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate, plus an applicable margin ranging from 1.75 percent to 2.75 percent per annum in the case of the Base Rate and 2.75 percent to 3.75 percent per annum in the case of the LIBOR rate, in each case, based on a senior leverage ratio threshold, measured quarterly.

In addition, the Amended and Restated Credit Agreement allows for increases in the principal amount of the Revolver and the New US and CA Term Loans not to exceed a $10.0 million principal amount, in the aggregate, provided that before and after giving effect to the proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratios do not exceed specified amounts. The Amended and Restated Credit Agreement also provides for the issuance of letters of credit with a face amount of up to a $2.0 million, in the aggregate, provided that any letter of credit that is issued will reduce availability under the Revolver.

As of December 30, 2018, $18,286,662 was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 6.2699 percent per annum at December 30, 2018, and is secured by substantially all of the Company’s assets. At December 30, 2018, the maximum additional available borrowings under the New Revolver were $11,613,338, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Long term debt consists of the following:

	December 30, 2018	December 31, 2017
New US Term Loan, payable to lenders in quarterly installments of $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 6.2699% per annum at December 30, 2018. At December 30, 2018 the balance of the New US Term Loan is presented net of a debt discount of $335,418 from costs paid to or on behalf of the lenders.	$25,664,582	$—
US Term Loan, payable to lenders in quarterly installments of $318,750 through March 31, 2018, $425,000 through March 31, 2019, and $531,250 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 0% per annum at December 30, 2018. At December 30, 2018 the balance of the US Term Loan is presented net of a debt discount of $0 from costs paid to or on behalf of the lenders.	—	14,060,065
US Term Loan II, payable to lenders in quarterly installments of $200,000 through March 31, 2021, with a lump sum due at maturity. The effective interest rate was 0% per annum at December 30, 2018. At December 30, 2018, the balance of the US Term Loan II is presented net of a debt discount of $0 from costs paid to or on behalf of the lenders.	—	3,566,398
CA Term Loan, payable to lenders in quarterly installments of $375,000 through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 6.2699% per annum at December 30, 2018. At December 30, 2018 the balance of the CA Term Loan is presented net of a debt discount of $146,814 from costs paid to or on behalf of the lenders.	11,853,186	12,962,381

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	500,000	500,000
Other debt	—	—
Total debt excluding revolver	38,017,768	31,088,844
Less current maturities	3,350,000	3,799,998
Long-term debt – Less current maturities	$34,667,768	$27,288,846

The senior credit facility contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and a debt service coverage ratio, as defined in the Amended and Restated Credit Agreement. As of December 30, 2018 and December 31, 2017, the Company was in compliance with these covenants. Additionally, the New US Term Loan and CA Term Loan contains a clause, effective December 30, 2018, that requires an excess cash flow payment to be made to the lenders to reduce the New US Term Loan or the CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Amended and Restated Credit Agreement.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Maturities on the Company’s Revolver and other long term debt obligations for the remainder of the current fiscal year and future fiscal years:

2019	$3,350,000
2020	3,087,500
2021	4,037,500
2022	4,750,000
2023	41,561,662
Thereafter	—
Total	56,786,662
Discounts	(482,232)
Debt issuance costs	(381,793)
Total debt – Net	$55,922,637

Note 7 — Derivative Financial Instruments

Interest Rate Swap

The Company holds derivative financial instruments, in the form of interest rate swaps, as required by its Credit Agreement and Amended and Restated Credit Agreement, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swaps are recognized in the accompanying consolidated balance sheets at their fair value. Monthly settlement payments due on the interest rate swaps and changes in their fair value are recognized currently in net income as interest expense in the consolidated statements of operations.

Effective June 30, 2016, as required under the Credit Agreement entered into during April 2016, the Company entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.055 per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. The notional amount at the effective date was $16,681,250 which decreased by $318,750 each quarter until June 30, 2017, decreased by $425,000 each quarter until June 29, 2018, when it began decreasing by $531,250 per quarter until it expires on June 28, 2019.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 1.093 per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1,900,000 which decreases by $100,000 each quarter until it expires on September 30, 2020.

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap the requires the Company to pay a fixed rate of 3.075 per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5,037,500 which increases by $378,125 each quarter until June 28, 2019 when the notional amount increases to $17,540,625 due to the interest rate swap from 2016 above expiring. The notional amount then decreases each quarter by $153,125 until September 30, 2020 when the notional amount increases to $17,475,000 due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $431,250 until December 31, 2021, then decreases each subsequent quarter by $609,375 until it expires on November 8, 2023.

At December 30, 2018, the fair value of all of the swaps was $(292,191), of which $102,963 is included in current assets in the consolidated balance sheet and $(395,154) is included in other long term liabilities in the consolidated balance sheet. The Company received $(113,025) in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 52 weeks ended December 30, 2018. At December 31, 2017, the fair value of both swaps, then in effect was $159,320, and was included in other long-term assets in the consolidated balance sheet. The Company paid $1,159, in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 52 weeks ended December 31, 2017.

Foreign Currency Forward Contract

Effective June 29, 2016, the Company entered into a foreign currency forward contract to hedge the Mexican Peso. The forward contract has an equivalent USD notional amount of $3,300,000 and expired on June 30, 2017. The Company is exposed to market risk, including fluctuations in foreign currency exchange rates which may result in cash flow risks, and as a result from time to time will enter into forward contracts to mitigate risks relating to the variability of future earnings and cash flows caused by foreign currency rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The foreign currency forward contract was recognized in the accompanying consolidated balance sheet at its fair value and changes in its fair value were recognized currently in net income as gain/losses on foreign currency exchange (which is part of other income (expense), net) in the consolidated statement of operations. At December 30, 2018 and December 31, 2017, the fair value of this foreign currency forward contract was $0.

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

The Company incurred one-time severance costs as a result of this plant closure of $233,782 in the 52 weeks ended December 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $559,461 in the 52 weeks ended December 30, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

On October 18, 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $733,059 for cash proceeds of $876,032 resulting in a gain on the sale of $142,973. Through the date of the sale the building qualified as being held for sale, and therefore was presented as such in the consolidated balance sheet.

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

The Company incurred one-time severance costs as a result of this plant closure of $64,768 in the 52 weeks ended December 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $297,899 in the 52 weeks ended December 30, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

The tables below summarize the activity in the restructuring liability for the 52 weeks ended December 30, 2018.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 1, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	298,551	857,359	1,155,910
Payments made during the year	(298,551)	(857,359)	(1,155,910)
Accrual balance at December 30, 2018	—	—	—

There are no future costs expected with the Ft. Smith and Port Huron closures above as the closures were completed in 2018.

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

Subsequent to our 52 weeks ended December 30, 2018, the Company announced that in order to reduce fixed costs it would be eliminating an immaterial amount of salaried positions throughout the Company. Any severance amount paid will be immaterial.
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

On September 15, 2017, the board of directors approved the issuance of stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $7.65 per share with a weighted average grant date fair value of $1.41 per share. The vesting schedule, vesting percentage, and ability of the employees to exercise these options are the same as these for the November 20, August 17, 2015, and April 29, 2016 grants described above.

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

	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	35.00%	38.00%
Dividend yield	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5	5
Risk-free rate	1.81%	1.28%	1.7%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	602,480	$7.06	6.58
Granted	—	$—	0.00
Exercised	33,800	$3.33	0
Forfeited or expired	5,000	$11.50	0
Outstanding at December 30, 2018	563,680	$7.25	5.61	$—
Vested and exercisable at December 30, 2018	502,800	$6.83	5.45	$—

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of December 30, 2018 and multiplying this result by the related number of options outstanding and exercisable at December 30, 2018. The estimated fair value of the shares is based on the closing stock price of $4.41 as of December 30, 2018. As of December 30, 2018 there is no intrinsic value as the exercise prices is greater that the estimated fair value.

The Company recorded gross compensation expense of $131,302 for the 52 weeks ended December 30, 2018, $150,368 for the 52 weeks ended December 31, 2017, and $166,476 for the 52 weeks ended January 1, 2017 in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $24,816 for the 52 weeks ended December 30, 2018, $22,360 for the 52 weeks ended December 31, 2017, and $54,549 for the 52 weeks ended January 1, 2017.

As of December 30, 2018, there was $100,320 of total unrecognized compensation cost related to nonvested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.18 years.

Note 10 — Income Taxes

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Income before income taxes for U.S. and Non-U.S. operations are as follows:

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
U.S. income	$1,017,194	$3,877,650	8,820,049
Non-U.S. income	3,543,376	3,741,921	1,121,690
Income before income taxes	$4,560,570	$7,619,571	$9,941,739

The components of the income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are detailed as follows:

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
Current tax expense:
Federal	$(27,056)	$1,206,992	$3,340,070
State	61,081	292,702	355,748
Foreign	1,119,222	1,185,688	727,450
Total	1,153,247	2,685,382	4,423,268
Deferred tax expense:
Federal	(123,789)	(1,165,546)	(766,716)
State	(13,863)	(235,622)	(68,069)
Foreign	(153,626)	(151,334)	(330,864)
Total	(291,278)	(1,552,502)	(1,165,649)
Total income tax expense	$861,969	$1,132,880	$3,257,619

Deferred income tax assets and liabilities at December 30, 2018 and December 31, 2017 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 30, 2018	December 31, 2017
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$174,442	$194,684
Inventories	140,034	118,813
Accrued payroll and benefits	533,294	491,214
Excess interest expense	279,017	—
Foreign tax credit	620,923	—
Other	156,471	44,820
Deferred tax asset before valuation allowance	1,904,181	849,531
Valuation allowance	(620,923)	—
Deferred tax asset	1,283,258	849,531
Property, plant, and equipment	(3,082,182)	(2,534,440)
Goodwill and intangible assets	—	(405,293)
Deferred tax liability	(3,082,182)	$(2,939,733)
Total deferred tax liability	$(1,798,924)	$(2,090,202)

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. For the year ended December 30, 2018, the Company has established a valuation allowance of $620,923 related to foreign tax credits (generated by the deemed repatriation under U.S. tax reform) expiring in 2028 as the Company has concluded that it is not more likely than not that the credits will be used prior to their expiration.

The transition tax provision of the Tax Act eliminated the basis difference that existed previously for purposes of ASC Topic 740. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. U.S. income taxes have not been recognized for such taxes as the Company continues to remain indefinitely reinvested with respect to its foreign earnings.

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
Income tax expense, computed at 21% of pretax income for 2018 and 34% pretax income for 2017 and 2016	$957,720	$2,590,654	$3,380,191
State income taxes, net of federal benefit	22,683	66,607	193,070
Foreign tax rate differential	252,025	(206,432)	(51,388)
U.S. Tax on non-U.S. income	320,000	—	—
Impact of U.S. tax refor	(80,453)	(559,286)	—
Research and Development credits	(503,785)	(681,957)	—
Other	(106,221)	(76,706)	(264,254)
Total provision for income taxes	$861,969	$1,132,880	$3,257,619

On December 22, 2017 the Tax Cuts and JOBS Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and including the reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries, introduction of tax on U.S. shareholders of certain foreign subsidiaries earnings, Global Intangible Low-Taxed Income (“GILTI”), and limitations on deductibility of interest expense.

The impact in 2017 primarily consists of a $(1,357,472) benefit related to the impact on the U.S. deferred tax liability due to the lowering of the corporate tax rate described above and $798,186 of expense for the estimate for the impact of one-time transition tax on deemed repatriated earnings of foreign subsidiaries.We completed our accounting for the income tax effects of the Act in 2018 and recorded a benefit of $(80,453) as an adjustment to the provisional estimate of the one-time transition tax expense. The Company also recorded $320,000 expense related to GILTI in 2018 and recorded a deferred tax asset of $279,017 for interest expense in excess of limitation on deductibility.

The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of December 30, 2018 and December 31, 2017. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 52 weeks ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

The Company files income tax returns in the United States, Mexico, and Canada as well as in various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2015 in the United States, before 2013 in Mexico, and before 2016 in Canada.

Note 11 — Operating Leases

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2023. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Five of the leases provide for escalating rents over the life of the lease and rent expense is therefore recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rent expense charged to operations was approximately $2,346,259 for the 52 weeks ended December 30, 2018, $2,198,051 for the 52 weeks ended December 31, 2017, and $2,019,073 for the 52 weeks ended January 1, 2017.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at December 30, 2018:

2019	$1,957,954
2020	1,404,215
2021	560,374
2022	429,475
2023	35,446
Thereafter	—
Total	$4,387,464

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $488,335 for the 52 weeks ended December 30, 2018, $451,572 for the 52 weeks ended December 31, 2017, and $409,247 for the 52 weeks ended January 1, 2017

The Intasco operations acquired in April 2016 have separate retirement plans. The United States facility sponsors a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $3,392 for the 52 weeks ended December 30, 2018, $3,247 for the 52 weeks ended December 31, 2017, and $3,010 for the 52 weeks ended January 1, 2017.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $44,332 for the 52 weeks ended December 30, 2018, $40,643 for the 52 weeks ended December 31, 2017, and $28,195 for the 52 weeks ended January 1, 2017.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $225,000 for the 52 weeks ended December 30, 2018, $225,000 for the 52 weeks ended December 31, 2017, and $225,000 for the 52 weeks ended January 1, 2017. During the 52 weeks ended January 1, 2017, the Company incurred additional management fees related to the acquisition of Intasco on April 29, 2016 of $259,000. The Company allocates these fees to the services provided based on their relative fair values. The fees paid were all allocated to and expensed as transaction costs. The management agreement had an initial term of five years, expiring on March 18, 2018, and renews automatically annually for additional one year terms. The current term expires on March 18, 2019. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

The following table sets forth the computation of basic and diluted earnings per share.

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017
Basic earnings per share calculation:
Net income	$3,698,601	$6,486,691	$6,684,120
Net income attributable to common stockholders	$3,698,601	$6,486,691	$6,684,120
Weighted average shares outstanding	9,770,011	9,750,948	9,678,316
Net income per share-basic	$0.38	$0.67	$0.69

Diluted earnings per share calculation:
Net income	$3,698,601	$6,486,691	$6,684,120
Weighted average shares outstanding	9,770,011	9,750,948	9,678,316
Effect of dilutive securities:
Stock options(1)(2)(3)	138,017	147,316	204,948
Warrants(1)(2)(3)	670	1,154	13,019
Diluted weighted average shares outstanding	9,908,698	9,899,418	9,896,283
Net income per share-diluted	$0.37	$0.66	$0.68

(1) Options to purchase 311,480 shares of common stock remaining to be exercised under the 2013 plan and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2018 calculation. Options to purchase 220,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, options to purchase 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in September 2017, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, were not included in the computation of diluted earnings per share in the 2018 period because the effect would have been anti-dilutive.

(2)    Options to purchase 345,280 shares of common stock remaining to be exercised under the 2013 plan, and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Options to purchase 225,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in September 2017, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

(3)     Options to purchase 392,680 shares of common stock remaining to be exercised under the 2013 plan, warrants to purchase 2,286 shares of common stock remaining to be exercised, warrants to purchase 141,000 shares issued to the underwriters in July 2015 as noted in Note 1, and options to purchase 15,000 shares of common stock that were granted in August 2015, as discussed in Note 9 under the 2014 plan, were considered in the computation of diluted earnings per share using the treasury stock method in the 2016 calculation. Options to purchase 210,000 shares of common stock that were granted

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

on January 1, 2014 remaining to be exercised under the 2013 plan and 12,200 shares of common stock that were granted under the 2013 and 2014 plan in April 2016 as noted in Note 9, were not included in the computation of diluted earnings per share in the 2016 period because the effect would have been anti-dilutive.

Note 17 — Selected Quarterly Financial Data (unaudited)

The following tables set forth a condensed summary of the Company's unaudited selected quarterly results for each of the quarters in fiscal 2018 and 2017.

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended December 30, 2018
2018
Net sales	$47,304,153	$45,742,370	$42,051,968	$39,811,250
Gross profit	$11,080,147	$11,189,022	$8,523,511	$8,542,057
Operating income	2,670,898	3,272,399	1,121,781	1,332,793
Net income	$1,511,889	$1,751,009	$626,823	$(191,120)
Net income per share
Basic	$0.15	$0.18	$0.06	$(0.02)
Diluted	$0.15	$0.18	$0.06	$(0.02)

	Thirteen Weeks Ended April 2, 2017	Thirteen Weeks Ended July 2, 2017	Thirteen Weeks Ended October 1, 2017	Thirteen Weeks Ended December 31, 2017
2017
Net sales	$47,857,096	$44,518,039	$41,231,366	$41,681,481
Gross profit	$11,107,161	$10,666,091	$8,974,926	$9,305,356
Operating income	$3,515,457	$3,070,774	$1,706,114	$1,994,325
Net income	$2,046,837	$1,668,410	$715,106	$2,056,338
Net income per share
Basic	$0.21	$0.17	$0.07	$0.21
Diluted	$0.21	$0.17	$0.07	$0.21

Note 18 — Subsequent Events

Declaration of Cash Dividend

On February 12, 2019, our board of directors declared a quarterly cash dividend of $0.05 per common share. The dividend will be payable on March 7, 2019 to shareholders of record at the close of business on February 28, 2019 for an amount of approximately $0.5 million.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 30, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 30, 2018.

This Annual Report on From 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the fifty-two weeks ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. .

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017
Consolidated Statements of Operations for the Fifty-Two Weeks Ended December 30, 2018, December 31, 2017 and January 1, 2017
Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended December 30, 2018, December 31, 2017 and January 1, 2017
Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended December 30, 2018, December 31, 2017 and January 1, 2017

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

10.31
Second Amendment to Credit Agreement and Loan Documents, dated as of August 18, 2017, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc (filed as Exhibit 10.1 Company’s Current Report on Form 8-K, filed on August 22, 2017 and incorporated herein by reference)

10.32
Third Amendment to Credit Agreement and Loan Documents, dated as of March 26, 2018, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2018 and incorporated herein by reference)

10.33
Fourth Amendment to Credit Agreement and Loan Documents, dated as of August 6, 2018, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018, filed on August 9, 2018 and incorporated herein by reference)

10.34
Fifth Amendment to Credit Agreement and Loan Documents, dated as of September 20, 2018, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 21, 2018 and incorporated herein by reference)

10.35
Amended and Restated Credit Agreement and Loan Documents, dated as of November 8, 2018, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA. Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on November 9, 2018 and incorporated herein by reference)

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

UNIQUE FABRICATING, INC.

Date: March 7, 2019	By:	/s/ John Weinhardt
Name: John Weinhardt
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John Weinhardt	By:	/s/ Richard L. Baum
	Name: John Weinhardt		Name: Richard L Baum
	Title: Chief Executive Officer, President and Director (Principal Executive Officer)		Title: Chairman of the Board
Dated:	March 7, 2019	Dated:	March 7, 2019
By:	/s/ Thomas Tekiele	By:	/s/ Paul Frascoia
	Name: Thomas Tekiele		Name: Paul Frascoia
	Title: Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Director
Dated:	March 7, 2019	Dated:	March 7, 2019
By:	/s/ Mary Kim Korth	By:	/s/ William Cooke
	Name: Mary Kim Korth		Name: William Cooke
	Title: Director		Title: Director
Dated:	March 7, 2019	Dated:	March 7, 2019
By:	/s/ James Illikman	By:	/s/ Donn Viola
	Name: James Illikman		Name: Donn Viola
	Title: Director		Title: Director
Dated:	March 7, 2019	Dated:	March 7, 2019