Form 10-Q
period 2019-03-31
Unique Fabricating, Inc.
filed 2019-05-09
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of May 3, 2019 the registrant had 9,779,147 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of March 31, 2019 (unaudited) and as of December 30, 2018 (unaudited)	1
Consolidated Statements of Operations for the thirteen week period ended March 31, 2019 (unaudited) and thirteen week period ended April 1, 2018 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirteen week period ended March 31, 2019 (unaudited) and the thirteen week period ended April 1, 2018 (unaudited)	3
Consolidated Statements of Cash Flows for the thirteen week period ended March 31, 2019 (unaudited) and thirteen week period ended April 1, 2018 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
Part II Other Information	36
Signatures	39

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 30, 2018
Assets
Current assets
Cash and cash equivalents	$1,304,652	$1,409,593
Accounts receivable – net	30,243,063	30,831,182
Inventory – net	15,870,481	16,285,507
Prepaid expenses and other current assets:
Prepaid expenses and other	2,005,577	2,511,486
Refundable taxes	1,154,878	983,073
Total current assets	50,578,651	52,020,841
Property, plant, and equipment – net	25,238,055	25,077,745
Goodwill	28,871,179	28,871,179
Intangible assets– net	14,575,948	15,568,383
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	222,230	198,854
Deferred tax asset	537,283	496,181
Total assets	$121,077,466	$123,287,303
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,882,364	$11,465,222
Current maturities of long-term debt	2,955,000	3,350,000
Income taxes payable	—	40,634
Accrued compensation	2,004,624	2,848,282
Other accrued liabilities	829,627	1,432,109
Total current liabilities	18,671,615	19,136,247
Long-term debt – net of current portion	33,862,531	34,667,768
Line of credit-net	17,470,268	17,904,869
Other long-term liabilities	607,832	395,154
Deferred tax liability	2,222,453	2,295,105
Total liabilities	72,834,699	74,399,143
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at March 31, 2019 and December 30, 2018, respectively	9,780	9,780
Additional paid-in-capital	45,914,529	45,881,848
Retained earnings	2,318,458	2,996,532
Total stockholders’ equity	48,242,767	48,888,160
Total liabilities and stockholders’ equity	$121,077,466	$123,287,303

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
Net sales	$39,466,937	$47,304,153
Cost of sales	31,166,935	36,224,006
Gross profit	8,300,002	11,080,147
Selling, general, and administrative expenses	7,272,712	7,966,982
Restructuring expenses	90,544	442,267
Operating income	936,746	2,670,898
Non-operating (expense) income
Other (expense) income, net	17,550	(36,034)
Interest expense	(1,099,949)	(735,759)
Total non-operating expense, net	(1,082,399)	(771,793)
(Loss) income – before income taxes	(145,653)	1,899,105
Income tax (benefit) expense	43,464	387,216
Net (loss) income	$(189,117)	$1,511,889
Net (loss) income per share
Basic	$(0.02)	$0.15
Diluted	$(0.02)	$0.15
Cash dividends declared per share	$0.05	$0.15

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 31, 2017	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079
Net income	—	—	—	1,511,889	1,511,889
Stock option expense	—	—	33,260	—	33,260
Exercise of warrants and options for common stock	9,000	9	29,991	—	30,000
Cash dividends paid	—	—	—	(1,465,000)	(1,465,000)
Balance - April 1, 2018	9,766,563	$9,767	$45,775,819	$5,206,642	$50,992,228

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$9,780	$45,881,848	$2,996,532	$48,888,160
Net (loss) income	—	—	—	(189,117)	(189,117)
Stock option expense	—	—	32,681	—	32,681
Exercise of warrants and options for common stock	—	—	—	—	—
Cash dividends paid	—	—	—	(488,957)	(488,957)
Balance - March 31, 2019	9,779,147	$9,780	$45,914,529	$2,318,458	$48,242,767

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
Cash flows from operating activities
Net income	$(189,117)	$1,511,889
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,701,812	1,634,374
Amortization of debt issuance costs	44,371	35,536
(Gain) loss on sale of assets	(6,559)	14,680
Bad debt adjustment	60,577	61,800
Loss (gain) on derivative instrument	272,496	(35,596)
Stock option expense	32,681	33,260
Deferred income taxes	(113,754)	(48,064)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	527,542	(4,125,311)
Inventory	415,026	(572,652)
Prepaid expenses and other assets	251,000	(443,820)
Accounts payable	62,021	3,476,276
Accrued and other liabilities	(1,486,774)	(32,373)
Net cash provided by operating activities	1,571,322	1,509,999
Cash flows from investing activities
Purchases of property and equipment	(869,778)	(1,726,375)
Proceeds from sale of property and equipment	6,559	8,500
Net cash used in investing activities	(863,219)	(1,717,875)
Cash flows from financing activities
Net change in bank overdraft	1,355,121	(399,487)
Payments on term loans and note payable	(1,925,000)	(800,000)
Proceeds from capital expenditure line	700,000	—
(Repayment) proceeds from revolving credit facilities, net	(454,208)	2,590,992
Proceeds from exercise of stock options and warrants	—	30,000
Distribution of cash dividends	(488,957)	(1,465,000)
Net cash (used in) provided by financing activities	(813,044)	(43,495)
Net decrease in cash and cash equivalents	(104,941)	(251,371)
Cash and cash equivalents – beginning of period	1,409,593	1,430,937
Cash and cash equivalents – end of period	$1,304,652	$1,179,566
Supplemental disclosure of cash flow Information – cash paid for
Interest	$1,050,564	$692,826
Income taxes	$132,804	$123,246

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

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. The interim results for the periods presented may not be indicative of the Company's actual annual results. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 30, 2018 included in Unique’s annual report on Form 10-K for such period.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarterly and year to date period, which were 13 weeks, ended on March 31, 2019, and for 2018, the quarterly and year to date period, which were 13 weeks, ended on April 1, 2018. Fiscal year 2018 ended on Sunday, December 30, 2018.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $742,913 and $684,996 at March 31, 2019 and December 30, 2018, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 weeks ended March 31, 2019 and 13 weeks ended April 1, 2018, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 weeks ended March 31, 2019 and 13 weeks ended April 1, 2018, respectively.

Goodwill — Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a one-step process is used which requires estimating the fair value of each reporting unit compared to its carrying value. If the carrying value exceeds the estimated fair value, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has one reporting unit and operating segment for goodwill testing purposes.

There were no impairment charges recognized during the 13 weeks ended March 31, 2019 and the 13 weeks ended April 1, 2018, respectively.

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

At March 31, 2019 and December 30, 2018, debt issuance costs were $362,186 and $381,793, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $457,467 and $482,232, respectively. On November 8, 2018, the Company amended its current Credit Agreement (the “Amended and Restated Credit Agreement”), which the amendment increased its term loan debt and is further described in Note 6. The Company reviewed this amendment for extinguishment accounting and concluded that $59,110 of the remaining $172,600 debt issuance costs not amortized on the revolving debt facility qualified for extinguishment accounting and were recognized as a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all of the of remaining unamortized debt issuance costs on the term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.

Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $44,371 for the 13 weeks ended March 31, 2019, and $35,536 for the 13 weeks ended April 1, 2018.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost, as there is not a readily determined fair value for these investments. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 weeks ended March 31, 2019 and 13 weeks ended April 1, 2018, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $3,009,171 and $1,802,712 of checks issued in excess of available cash balances at March 31, 2019 and December 30, 2018, respectively.

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

Revenue Recognition — The following table presents the Company's net sales disaggregated by major sales channel for the 13 weeks ended March 31, 2019:

Unique Fabricating, Inc. Consolidated
Net Sales
Automotive	$34,014,937
HVAC, water heater, and appliances	3,754,000
Other	1,698,000
Total	$39,466,937

General Recognition Policy

Revenue is recognized by the Company once all performance obligations under the terms of a contract with the Company's customers are satisfied. Generally this occurs with the transfer of control of its automotive, HVAC, and other products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.

In general for sales arrangements, the Company deems control to transfer at a single point in time and recognizes revenue when it ships products from its manufacturing facilities to its customers. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to transfer upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, and the customer has significant risks and rewards of ownership of the asset. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Contract Balances

The timing of revenue recognition, billings and cash collections and payments results in billed accounts receivable. The Company does not have deferred revenue. Additionally, as noted above in the Accounts Receivable section, management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful account balances are noted above in the Accounts Receivable section.

Practical Expedients

The Company elects the practical expedient to expense costs incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include sales commissions as the Company has determined annual compensation is commensurate with annual sales activities.

The Company elects the practical expedient that does not require the Company to adjust consideration for the effects of a significant financing component when the period between shipment of its products and customer’s payment is one year or less.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized.

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of March 31, 2019 and April 1, 2018. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 weeks ended March 31, 2019 or April 1, 2018.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 weeks ended March 31, 2019 and 13 weeks ended April 1, 2018, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: ; 18, 15, and 11 percent, respectively, during the 13 weeks ended March 31, 2019; and 14, 17, and 11 percent, respectively, during the 13 weeks ended April 1, 2018. GM accounted for 11 percent of direct Company sales for the 13 weeks ended March 31, 2019. No customer represented more than 10 percent of direct Company sales for the 13 weeks ended April 1, 2018. GM accounted for more than 18 percent of direct accounts receivable as of March 31, 2019. GM accounted for 14 percent of direct accounts receivable as of December 30, 2018.

Labor Markets — At March 31, 2019, of the Company’s hourly plant employees working in the United States manufacturing facilities, 35 percent were covered under a collective bargaining agreement which expires in August 2019 while another 6 percent were covered under a separate collective bargaining agreement that expires in February 2020.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At March 31, 2019, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2019 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 weeks ended March 31, 2019 and 13 weeks ended April 1, 2018, 19 and 17 percent, respectively, of the Company’s production occurred in Mexico. During the 13 weeks ended March 31, 2019 and 13 weeks ended April 1, 2018, 8 and 10 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 18, 9, and 1 percent, respectively, during the 13 weeks ended March 31, 2019; 16, 10, and 1 percent, respectively, during the 13 weeks ended April 1, 2018.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Recently Issued Accounting Pronouncements  — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition, and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer implementation of ASU 2014-09 by one year. The guidance is now currently effective for fiscal years beginning after December 15, 2018 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. The ASU allowed for early adoption for fiscal years beginning after December 15, 2016, however, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the modified retrospective method in its first quarter of 2019. To assess the impact of the new standard, the Company analyzed the standard's impact on customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from application of the new standard's requirements. The Company reviewed material contracts and related agreements with customers and confirmed that the performance obligations do not change under ASC No. 606. In addition, the Company considered all relevant commercial variables to identify transaction consideration and has concluded there is not a material change in the determination of transaction pricing. Therefore, the Company has concluded that the adoption of the new revenue standards did not have a material impact on its consolidated financial statements as the method for recognizing revenue subsequent to the implementation of ASC No. 606 will not vary significantly from the revenue recognition practices under current GAAP.

In January 2016, the FASB issued guidance, together with related, subsequently issued guidance, that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the guidance requires certain equity securities to be measured at fair value, with changes in fair value recognized in earnings. For equity securities without readily determinable fair values, entities may elect to measure these securities at cost minus impairment, if any, adjusted for changes in observable prices. The guidance should be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption, except for equity securities without readily determinable fair values, to which the guidance should be applied prospectively. The Company adopted this guidance on January 1, 2018 and concluded this did not have a material effect on its consolidated financial statements. The Company does have a cost method investment in its consolidated financial statements, and there is not a readily determinable value for this investment.

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

Note 2 — Business Combinations

The Company intends to continue to selectively pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets. There were no new acquisitions for the 13 weeks ended March 31, 2019 or for the 13 weeks ended April 1, 2018.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 — Inventory

Inventory consists of the following:

	March 31, 2019	December 30, 2018
Raw materials	$9,586,456	$9,562,962
Work in progress	689,454	547,729
Finished goods	5,594,571	6,174,816
Total inventory	$15,870,481	$16,285,507

The allowance for obsolete inventory was $424,919 and $557,066 at March 31, 2019 and December 30, 2018, respectively.

Included in inventory are assets located in Mexico with a carrying amount of $3,652,256 at March 31, 2019 and $3,340,748 at December 30, 2018, and assets located in Canada with a carrying amount of $1,176,468 at March 31, 2019 and $1,177,256 at December 30, 2018.

Note 4 — Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	March 31, 2019	December 30, 2018	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	6,898,455	6,898,455	23 – 40
Shop equipment	21,713,850	21,165,566	7 – 10
Leasehold improvements	1,141,576	1,130,507	3 – 10
Office equipment	1,654,451	1,650,626	3 – 7
Mobile equipment	252,105	282,805	3
Construction in progress	1,820,592	1,514,082
Total cost	35,144,182	34,305,194
Accumulated depreciation	9,906,127	9,227,449
Net property, plant, and equipment	$25,238,055	$25,077,745

Depreciation expense was $709,377 for the 13 weeks ended March 31, 2019, and $603,960 for the 13 weeks ended April 1, 2018.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $3,249,733 and $3,209,973 at March 31, 2019 and December 30, 2018, respectively, and assets located in Canada with a carrying amount of $629,352 and $656,183 at March 31, 2019 and December 30, 2018, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at March 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$15,772,926	8.16
Trade names	4,673,044	1,525,201	16.43
Non-compete agreements	1,161,790	1,123,809	2.53
Unpatented technology	$1,534,787	$894,802	5.00
Total	$33,892,686	$19,316,738

Intangible assets of the Company consist of the following at December 30, 2018:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$14,936,128	8.16
Trade names	4,673,044	1,452,276	16.43
Non-compete agreements	1,161,790	1,117,626	2.53
Unpatented technology	1,534,787	$818,273	5.00
Total	$33,892,686	$18,324,303

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $992,435 for the 13 weeks ended March 31, 2019, and $1,030,414 for the 13 weeks ended April 1, 2018.

Estimated amortization expense is as follows for the remainder of the current fiscal year and future fiscal years are as follows:

2019	$2,952,829
2020	3,913,627
2021	2,455,712
2022	1,305,314
2023	978,787
Thereafter	2,969,679
Total	$14,575,948

Note 6 — Long-term Debt

Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative agent, and other lenders, entered into a credit agreement (the “Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.0 million. The Credit Agreement was a senior secured credit facility and consisted of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $17.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, and a $15.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower. At Closing, the US Term Loan and the CA Term Loan were fully funded and the US Borrower borrowed approximately $22.9 million under the Revolver.

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the Credit Agreement, with Citizens acting as Administrative agent, and other lenders. The Amendment converted $4.0 million of outstanding borrowings under the Revolver into an additional $4.0 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the Revolver did not reduce the aggregate amount available to be borrowed under it.

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, with Citizens acting as Administrative agent, and other lenders. The Fourth Amendment required the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds did not permanently reduce the amounts that could be borrowed under the Revolver. The Fourth Amendment also eased, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determined the Company's ability to pay dividends.

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its then maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that could be borrowed under the Revolver reverted back to $30.0 million and was replaced by the Amended and Restated Credit Agreement outlined below.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amended and Restated Credit Agreement

On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement which is a five year agreement, among other things, increased the principal amount of US Term Loan borrowings to $26.0 million, created a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extended the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the principal amount on the CA Term Loan at approximately $12.0 million, the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increases the aggregate principal amount to $26.0 million dollars from $15.9 million, in total, from the previous US Term Loan and Term Loan II. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.75% per annum in the case of the Base Rate and 2.75% to 3.75% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly. The fair value of debt approximates book value based on the variable terms.

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

As of March 31, 2019, $17,832,454 was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The Revolver had an effective interest rate of 6.2515% percent per annum at March 31, 2019, and is secured by substantially all of the Company’s assets. At March 31, 2019, the maximum additional available borrowings under the Revolver were $12,067,546, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available to be borrowed under the Revolver is further subject to borrowing base restrictions.

Long term debt consists of the following:

	March 31, 2019	December 30, 2018
New US Term Loan, payable to lenders in quarterly installments of $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 6.2515% per annum at March 31, 2019. At March 31, 2019, the balance of the New US Term Loan is presented net of a debt discount of $318,193 from costs paid to or on behalf of the lenders.	$25,006,806	$25,664,582
CA Term Loan, payable to lenders in quarterly installments of $375,000 through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 6.2515% per annum at March 31, 2019. At March 31, 2019, the balance of the CA Term Loan is presented net of a debt discount of $139,274 from costs paid to or on behalf of the lenders.	11,110,725	$11,853,186

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable was paid in full on February 6, 2019.	—	500,000
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 6.2515% per annum at March 31, 2019.	700,000	—
Other debt	—	—
Total debt excluding Revolver	36,817,531	38,017,768
Less current maturities	2,955,000	3,350,000
Long-term debt – Less current maturities	$33,862,531	$34,667,768

Covenant Compliance

The Amended and Restated Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Amended and Restated Credit Agreement. As of December 30, 2018, the Company was in compliance with these financial covenants. Additionally, the New US Term Loan and CA Term Loan each contains a clause, effective December 30, 2018, that requires an excess cash flow payment to be made to the lenders to reduce the New US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Amended and Restated Credit Agreement. No payments were made in the periods presented above.

As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant. As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the waiver and First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition. As a result of this waiver, the lenders will not accelerate the maturity of the debt at this time. However, based on our current forecast for the next twelve months, Bank EBITDA for the last twelve months ended June 30, 2019 will likely be less than management’s expectations at the time we entered into the Amended and Restated Credit Agreement. As a result, we currently do not expect to comply with the total leverage ratio covenant in our Amended and Restated Credit Agreement for the quarter-ending June 30, 2019 which absent an amendment or waiver, would constitute a default when reported.  Such a default, if not cured or waived, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time as the First Amendment temporary waiver does not cover future quarterly periods. The Company is in active discussions with the Administrative Agent regarding the modification of covenant terms through the periods that it believes may be impacted by the factors described above. The Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default, although there cannot be any assurance as to the terms of the revised covenants or the effect on our operations of any covenant or the changes if an amendment is obtained. The First Amendment also eliminated our ability to pay dividends to our stockholders.

Maturities on the Company’s Amended and Restated Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2019	$1,425,000
2020	3,297,500
2021	4,317,500
2022	4,960,000
2023	41,107,452
Thereafter	—
Total	55,107,452
Discounts	(457,467)
Debt issuance costs	(362,186)
Total debt – Net	$54,287,799

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

Effective June 30, 2016, as required under the Credit Agreement entered into during April 2016, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. The notional amount at the effective date was $16,681,250 which decreased by $318,750 each quarter until June 30, 2017, and thereafter decreased by $425,000 each quarter until June 29, 2018, when it began decreasing by $531,250 per quarter until it expires on June 28, 2019.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, the Company entered into another interest rate swap with requires the Company to pay a fixed rate of 1.093 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR, for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1,900,000 which decreases by $100,000 each quarter until it expires on September 30, 2020.

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5,037,500 which increases by $378,125 each quarter until June 28, 2019 when the notional amount increases to $17,540,625 due to the interest rate swap from 2016 described above expiring. The notional amount then decreases each quarter by $153,125 until September 30, 2020 when the notional amount increases to $17,475,000 due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $431,250 until December 31, 2021, then decreases each subsequent quarter by $609,375 until it expires on November 8, 2023

At March 31, 2019, the fair value of all swaps was in a net liability position of $(564,687), of which $43,145 is included in current assets in the consolidated balance sheet and $(607,832) is included in other long term liabilities in the consolidated balance sheet. The Company received $50,257 in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 13 weeks ended March 31, 2019. At April 1, 2018, the fair value of the swaps was $194,915, and was included in other long-term assets in the consolidated balance sheets. The Company received $18,034 with respect to the interest rate swaps for the 13 weeks ended April 1, 2018. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

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

2019 Restructuring

Salaried Restructuring

On February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating a number of salaried positions throughout the Company. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and was paid in the 13 weeks ended March 31, 2019, and in connection with this workforce reduction the Company incurred one-time severance costs of $90,544.

2018 Restructuring

Fort Smith Restructuring

On February 13, 2018, the Company made the decision to close its manufacturing facility in Fort Smith, Arkansas. The Company ceased operations at the Fort Smith facility in July of 2018, and approximately 20 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities. The Company moved existing Fort Smith production to its manufacturing facilities in Evansville, Indiana and Monterrey, Mexico. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company has continuing cash flows from the production being moved to other of its facilities.

In October, 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $733,059, for cash proceeds of $876,032 resulting in a gain on the sale of $142,973. The Company did not incur any restructuring costs associated with this closure in the 13 weeks ended March 31, 2019.

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

Port Huron Restructuring

On February 1, 2018, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company ceased operations at the Port Huron facility in June of 2018 and 7 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. As such, the Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations, and the Company has continuing cash flows from the production being moved to other of its facilities.  The Company did not incur any restructuring costs associated with this closure in the 13 weeks ended March 31, 2019.

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

The table below summarizes the activity in the restructuring liability for the 13 weeks ended April 1, 2018.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 1, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	314,185	128,082	442,267
Payments made during the period	—	96,667	96,667
Accrual balance at April 1, 2018	314,185	31,415	345,600

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

On August 17, 2015, the board of directors approved the issuance of stock option awards for 230,000 shares of which 45,000 shares subject to non statutory awards were granted to the board of directors and 185,000 incentive stock options were

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

granted to employees of the Company. All of the awards had an exercise price of $12.50 per share with a weighted average grant date fair value of $2.72 per share. These awards vest 20 percent on the grant date and an additional 20 percent on each of the first, second, third and fourth anniversaries of the grant date thereafter. Vested awards can only be exercised while the participants are employed by the Company.

On November 20, 2015, the board of directors approved the issuance of incentive stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $11.50 per share with a weighted average grant date fair value of $2.23 per share. The vesting schedule, vesting percentage, and capability of the employees to exercise these options are the same as these for the August 17, 2015 grants discussed above.

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

On September 15, 2017, the board of directors approved the issuance of stock option awards for 15,000 shares to employees of the Company. All of the awards had an exercise price of $7.65 per share with a weighted average grant date fair value of $1.41 per share. The vesting schedule, vesting percentage, and ability of the employees to exercise these options are the same as these for the November 20, August 17, 2015, and April 29, 2016 grants discussed above.

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

	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	35.00%	38.00%
Dividend yield	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5	5
Risk-free rate	1.81%	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 30, 2018	563,680	$7.25	5.61
Granted	—	$—	0.00
Exercised	—	$—	0
Forfeited or expired	—	$—	0
Outstanding at March 31, 2019	563,680	$7.25	5.36	$—
Vested and exercisable at March 31, 2019	502,800	$6.83	5.20	$—

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of March 31, 2019 and multiplying this result by the related number of options outstanding and exercisable at March 31, 2019. The estimated fair value of the shares is based on the closing price of the stock of $4.49 as of March 31, 2019. As of March 31, 2019 there is no intrinsic value as the exercise prices are greater than the estimated fair value.

The Company recorded compensation expense of $32,681 for the 13 weeks ended March 31, 2019 and $33,260 for the 13 weeks ended April 1, 2018 in its consolidated statements of operations, as a component of sales, general and administrative

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

expenses. The income tax (expense) benefit related to share based compensation expense was $0 for the 13 weeks ended March 31, 2019 and $6,782 for the 13 weeks ended April 1, 2018.

As of March 31, 2019, there was $67,639 of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 0.93 years.

Note 10 — Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

Income tax (benefit) expense for the 13 weeks ended March 31, 2019 was $43,464, compared to $387,216 for the 13 weeks ended April 1, 2018. During the 13 weeks ended March 31, 2019, the differences between the actual effective tax rate of (29.8)%, respectively, and the statutory rate of 21.0% was primarily due to earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the GILTI provisions of the Act, partially offset by tax credits in the U.S. During the 13 weeks ended April 1, 2018, the actual effective tax rate of 20.4% and the statutory rate of 21.0% were in alignment with each other.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2023. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Five of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $485,947 for the 13 weeks ended March 31, 2019 and $669,182 for the 13 weeks ended April 1, 2018.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at March 31, 2019:

2019	$1,456,492
2020	1,382,209
2021	542,130
2022	434,853
2023	65,973
Thereafter	698
Total	$3,882,355

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $129,487 for the 13 weeks ended March 31, 2019 and $127,519 for the 13 weeks ended April 1, 2018.

The Intasco operations acquired in April 2016 had separate retirement plans. The United States facility in Port Huron, Michigan sponsored a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $0 for the 13 weeks ended March 31, 2019 because the plant closed in June of 2018 as noted in Note 8, and $1,307 for the 13 weeks ended April 1, 2018.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $16,518 for the 13 weeks ended March 31, 2019 and $15,657 for the 13 weeks ended April 1, 2018.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 for the 13 weeks ended March 31, 2019 and $56,250 for the 13 weeks ended April 1, 2018. The management agreement had an initial term of five years, expiring on March 18, 2018, and renews automatically annually for additional one year terms. The current term expires on March 18, 2020. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
Basic earnings per share calculation:
Net (loss) income	$(189,117)	$1,511,889
Net (loss) income attributable to common stockholders	$(189,117)	$1,511,889
Weighted average shares outstanding	9,779,147	9,766,200
Net (loss) income per share-basic	$(0.02)	$0.15

Diluted earnings per share calculation:
Net (loss) income	$(189,117)	$1,511,889
Weighted average shares outstanding	9,779,147	9,766,200
Effect of dilutive securities:
Stock options(1)(2)	—	145,489
Diluted weighted average shares outstanding	9,779,147	9,911,689
Net (loss) income per share-diluted	$(0.02)	$0.15

(1)Due to a net loss for the 13 weeks ended March 31, 2019, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution.

(2)Options to purchase 336,280 shares of common stock remaining to be exercised under the 2013 plan were considered in the computation of diluted earnings per share using the treasury stock method in the 2018 calculation. Warrants to purchase 1,185 shares of common stock remaining to be exercised, warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, options to purchase 225,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, and options to purchase 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, were not included in the computation of diluted earnings per share in the 2018 period because the effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited consolidated financial statements and the related notes to unaudited consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended

December 30, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The first quarter of 2019 ended on March 31, 2019 and the first quarter of 2018 ended on April 1, 2018. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2018 fiscal year ended on December 30, 2018 and the current fiscal year will end on December 29, 2019. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Our emerging growth status will expire on the first day of the fiscal year 2020, and as such at the time we will no longer be able to take advantage of the exemptions noted above.

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

We primarily operate within the highly competitive and cyclical automotive parts industry. Through 2016, the industry experienced consistent growth as it recovered from the recession of 2009, however has been declining somewhat in the years since then. Over the same period we have grown our core automotive parts business at a faster rate than the industry as a whole, indicating we are taking market share from competitors and increasing our content per vehicle on the programs we supply. We expect this trend to continue.

Recent Developments

Subsequent Impairment Indicators

Subsequent to our 13 weeks ended March 31, 2019, the Company's market capitalization has declined, which may be an indicator of impairment. It is possible that if the Company's market capitalization is more than temporary, or if other indicators of impairment are identified, an interim impairment analysis may be necessary, which could result in an impairment of Goodwill, indefinite-lived intangible assets and other long-lived assets in 2019. Such impairment would require a non-cash charge, recognized in the period in which the Company determines that an impairment has occurred. Any such charge would adversely affect net income and retained earnings. The Company cannot determine at this time if an impairment charge will be required, or if it is required, the amount of such charge.

First Quarter Results

First Quarter results were adversely affected by a number of factors including an overall decrease in North American vehicle production, the loss of business due to end of life of certain vehicle platforms, the loss of business at two major non automotive customers as a result of the closing of our Ft. Smith facility further described below, and the discontinuation of certain passenger car platforms at a certain OEM. We expect that these factors may continue to adversely affect results through at least the second quarter of this year.

Covenant Compliance

As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant which is further described in the the Liquidity and Capital Resources section under the Amended and Restated Credit Agreement section. As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition. As a result of this waiver, the lenders will not accelerate the maturity of the debt at this time. However, based on our current forecast for the next twelve months, Bank EBITDA for the last twelve months ended June 30, 2019 will likely be less than management’s expectations at the time we entered into the Amended and Restated Credit Agreement. As a result, we currently do not expect to comply with the total leverage ratio covenant in our Amended and Restated Credit Agreement for the quarter-ending June 30, 2019 which absent an amendment or waiver, would constitute a default when reported.  Such a default, if not cured or waived, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time as the First Amendment temporary waiver does not cover future quarterly periods. The Company is in active discussions with the Administrative Agent regarding the modification of covenant terms through the periods that it believes may be impacted by the factors described above. The Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default, although there cannot be any assurance as to the terms of the revised covenants or the effect on our operations of any covenant or the changes if an amendment is obtained. The First Amendment also eliminated our ability to pay dividends to our stockholders.

Salaried Restructuring

On February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating a number of salaried positions throughout the Company. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and was paid in the 13 weeks ended March 31, 2019 , and in connection with this workforce reduction the Company incurred one-time severance costs of $90,544.

Fort Smith Facility Closure

On February 13, 2018, the Company made the decision to close its manufacturing facility in Fort Smith, Arkansas. The Company ceased operations at the Fort Smith facility in July of 2018, and approximately 20 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. The Company moved existing Fort Smith production to our manufacturing facilities in Evansville, Indiana and Monterrey, Mexico. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations, and the Company has continuing cash flows from the production being moved to other of its facilities.

In October, 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $733,059, for cash proceeds of $876,032 resulting in a gain on the sale of $142,973.  The Company did not incur any restructuring costs associated with this closure in the 13 weeks ended March 31, 2019.

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

The Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company has continuing cash flows from the production being moved to other of its facilities. The Company did not incur any restructuring costs associated with this closure in the 13 weeks ended March 31, 2019.

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

Tax Cut and JOBS Act

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. During 2018, we completed our accounting for the income tax effects of the Act and recorded a benefit of $(80,453) as an adjustment to the provisional estimate of the one-time transition tax expense recorded in 2017. Also during 2018, the Act required a calculation of tax under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Act, which resulted in a $320,000 expense. Going forward, the Company will continue to calculate the tax impact of GILTI quarterly.

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

Comparison of Results of Operations for the Thirteen Weeks Ended March 31, 2019 and the Thirteen and Weeks Ended April 1, 2018

Thirteen Weeks Ended March 31, 2019 and Thirteen Weeks Ended April 1, 2018

Net Sales

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
	(in thousands)
Net sales	$39,467	$47,304

Net sales for the 13 weeks ended March 31, 2019 were approximately $39.47 million compared to $47.30 million for the 13 weeks ended April 1, 2018. The decrease in sales for the 13 weeks ended March 31, 2019, was primarily attributable to a

4.2% overall industry decrease in North American vehicle production in such period as compared to production in the 13 weeks ended April 1, 2018, the loss of business due to end of life of certain vehicle platforms, the loss of business at two major non-automotive customers as a result of our closing our Ft. Smith, Arkansas facility in June of 2018, as well as the discontinuation of certain passenger car platforms at a certain automotive OEM.

Cost of Sales

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
	(in thousands)
Materials	$20,082	$23,739
Direct labor and benefits	6,124	7,371
Manufacturing overhead	4,320	4,588
Sub-total	30,526	35,698
Depreciation	641	526
Cost of Sales	31,167	36,224
Gross Profit	$8,300	$11,080

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
Materials	50.9%	50.2%
Direct labor and benefits	15.5%	15.6%
Manufacturing overhead	11.0%	9.7%
Sub-total	77.4%	75.5%
Depreciation	1.6%	1.1%
Cost of Sales	79.0%	76.6%
Gross Profit	21.0%	23.4%

Cost of sales as a percentage of net sales for the 13 weeks ended March 31, 2019 increased to 79.0% from 76.6% for the 13 weeks ended April 1, 2018. The increase in cost of sales as a percentage of net sales was primarily attributable to higher material costs and manufacturing overhead as a percentage of net sales. Material costs increased to 50.9% of net sales for the 13 weeks ended March 31, 2019 from 50.2% for the 13 weeks ended April 1, 2018 primarily due to unfavorable product mix. Direct labor and benefit costs as a percentage of net sales was 15.5% for the 13 weeks ended March 31, 2019 compared to 15.6% for the 13 weeks ended April 1, 2018 a slight decrease. Manufacturing overhead costs as a percentage of net sales was 11.0% for the 13 weeks ended March 31, 2019 versus 9.7% for the 13 weeks ended April 1, 2018. The increase in manufacturing overhead costs as a percentage of net sales was primarily due to the decline in sales quarter-over-quarter. Depreciation costs increased to 1.6% of net sales for the 13 weeks ended March 31, 2019 compared to 1.1% for the 13 weeks ended April 1, 2018, again largely due to the decline in revenues from the first quarter of 2018, as well as the investment in new equipment we made during 2018 for a large piece of new business that does not begin until later this year. previously made to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended March 31, 2019 decreased to 21.0% from 23.4% for the 13 weeks ended April 1, 2018.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of depreciation and amortization	$6,212	$6,859
Depreciation and amortization	1,061	1,108
SG&A	$7,273	$7,967
SG&A as a % of net sales	18.4%	16.8%

SG&A as a percentage of net sales for the 13 weeks ended March 31, 2019, despite a large decline in gross dollars, increased to 18.4% from 16.8% for the 13 weeks ended April 1, 2018. The increase is primarily related to the decline of overall net sales in the 13 weeks ended March 31, 2019 compared to the 13 weeks ended April 1, 2018.

Operating Income

As a result of the foregoing factors, as well as restructuring expenses of $0.09 million for the 13 weeks ended March 31, 2019 compared to $0.44 million of restructuring expenses for the 13 weeks ended April 1, 2018, operating income for the 13 weeks ended March 31, 2019 was $0.94 million compared to operating income of $2.67 million for the 13 weeks ended April 1, 2018.

Non-Operating Expense

Non-operating expense for the 13 weeks ended March 31, 2019 was $1.08 million compared to $0.77 million for the 13 weeks ended April 1, 2018. The change in non-operating expense was primarily driven by an increase in interest expense primarily due to higher interest rates and a higher average outstanding debt balance in the 13 weeks ended March 31, 2019.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes for the 13 weeks ended March 31, 2019 was $(0.15) million, compared to $1.90 million for the 13 weeks ended April 1, 2018.

Income Tax Provision

During the 13 weeks ended March 31, 2019, income tax expense was $0.04 million, and the effective income tax rate was (29.8)%. The differences between the effective tax rate and the statutory rate of 21.0% primarily due to earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S, taxation of foreign earnings under the GILTI provisions of the Act, partially offset by tax credits in the U.S. These adjustments are explained further in Note 10.

During the 13 weeks ended April 1, 2018, income tax expense was $0.39 million, and the effective income tax rate was 20.4%. The effective tax rate was approximately in alignment with the new Federal statutory rate of 21.0% that was enacted with the Tax Cuts on Jobs Act on December 22, 2017.

Net income

As a result of lower net sales and changes in expenses and benefits discussed above, net (loss) income for the 13 weeks ended March 31, 2019 was $(0.19) million compared to $1.51 million during the 13 weeks ended April 1, 2018.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business and measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for Company management. In addition, the financial covenants in our new credit facility are based on Adjusted EBITDA subject to dollar limitations on certain adjustments.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-cash stock awards, non-cash stock awards, restructuring expenses, and one-time consulting and licensing ERP system implementation costs as we implement a new ERP system at all locations. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

Thirteen Weeks Ended March 31, 2019 and Thirteen Weeks Ended April 1, 2018

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
	(in thousands)
Net income	$(189)	$1,512
Plus: Interest expense, net	1,100	736
Plus: Income tax (benefit) expense	43	387
Plus: Depreciation and amortization	1,702	1,634
Plus: Non-cash stock award	33	33
Plus: Non-recurring integration expenses	—	—
Plus: Transaction fees	—	—
Plus: Restructuring expenses	91	442
Plus: One-time consulting and licensing ERP system implementation costs	173	181
Adjusted EBITDA	$2,953	$4,925

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of March 31, 2019 and December 30, 2018, we had a cash balance of $1.30 million and $1.41 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of March 31, 2019 and December 30, 2018, we had $12.07 million and $11.61 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

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

Covenant Compliance

As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant which is further described in the the Amended and Restated Credit Agreement section. below As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition. As a result of this waiver, the lenders will not accelerate the maturity of the debt at this time. However, based on our current forecast for the next twelve months, Bank EBITDA for the last twelve months ended June 30, 2019 will likely be less than management’s expectations at the time we entered into the Amended and Restated Credit Agreement. As a result, we currently do not expect to comply with the total leverage ratio covenant in our Amended and Restated Credit Agreement for the quarter-ending June 30, 2019 which absent an amendment or waiver, would constitute a default when reported.  Such a default, if not cured or waived, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time as the First Amendment temporary waiver does not cover future quarterly periods. The Company is in active discussions with the Administrative Agent regarding the modification of covenant terms through the periods that it believes may be impacted by the factors described above. The Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default, although there cannot be any assurance as to the terms of the revised covenants or the effect on our operations of any covenant or the changes if an amendment is obtained. The First Amendment also eliminated our ability to pay dividends to our stockholders.

Dividends

The First Amendment also eliminated our ability to pay dividends to our stockholders.

Cash Flow Data

The following table presents cash flow data for the periods indicated.

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
Cash flow data	(in thousands)
Cash flow provided by (used in):
Operating activities	$1,571	$1,510
Investing activities	(863)	(1,718)
Financing activities	(813)	(43)

Operating Activities

Cash provided by operating activities consists of: net income adjusted for non-cash items; including depreciation and amortization; gain or loss on sale of assets; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary factors affecting cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.

During the thirteen weeks ended March 31, 2019, net cash provided by operating activities was $1.57 million, compared to net cash provided by operating activities of $1.51 million for the thirteen weeks ended April 1, 2018.

Net cash provided by operations for the thirteen weeks ended March 31, 2019 was positively impacted by decreases in working capital, primarily in accounts receivable, inventory and prepaid expenses.

Net cash provided by operations for the thirteen weeks ended April 1, 2018 was positively impacted by decreases in working capital, primarily in accounts payable and prepaid expenses.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the thirteen weeks ended March 31, 2019 and thirteen weeks ended April 1, 2018, we made capital expenditures of $0.87 million and $1.73 million, respectively.

We plan to spend a total of approximately $3.43 million in capital expenditures during 2019, including the $0.87 million spent through March 31, 2019.

Financing Activities

Cash flows (used in) provided by financing activities consists primarily of borrowings and payments under our new and old senior credit facilities, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.

In the thirteen weeks ended March 31, 2019, we had outflows of $0.81 million primarily due to $1.93 million payment of the principal amount of our term loans and note payable under our new amended and restated senior credit facility. These outflows were partially offset by $0.70 million net proceeds from borrowings under our capital expenditure line.

As of March 31, 2019, $17.83 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of March 31, 2019, the maximum additional available borrowings under the revolver was $12.07 million, subject to borrowing base restrictions and a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the thirteen weeks ended April 1, 2018, we had outflows of $0.04 million primarily due to $0.80 million of pay-off of the principal amount of our term loan under our old senior credit facility, and $1.47 million for payments of cash dividends. These outflows were partially offset by $2.59 million net proceeds from borrowings under our old revolving credit facility.

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

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Amendment”) to the Credit Agreement, with Citizens, acting as Administrative agent, and other lenders. The Amendment converted $4.00 million of outstanding borrowings under the revolving line of credit under the Credit Agreement into an additional $4,000,000.00 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the revolving line of credit did not reduce the aggregate amount available to be borrowed under it.

On August 8, 2018 the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fourth Amendment required the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds did not permanently reduce the aggregate amount that could be borrowed under the Revolver. The Fourth Amendment also eased, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determined the Company's ability to pay dividends.

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its previous maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that could be borrowed under the Revolver reverted back to $30.0 million.

Amended and Restated Credit Agreement

On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increased the principal amount of US Term Loan borrowings to $26.0 million, created a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the principal amount on the CA Term Loan at approximately $12.0 million on September 30, 2018, and the same as it was under the previous Credit Agreement as of the end of the third quarter. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increases the aggregate principal amount to $26.0 million dollars from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.75% in the case of the Base Rate and 2.75% to 3.75% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of March 31, 2019 was 6.2515%.

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

We are permitted to prepay in part or in full the amounts due under the Amended and Restated Credit Agreement without penalty, provided that with respect to prepayment of the Revolver at least $0.10 million remains outstanding. Our obligations under the Amended and Restated Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the U.S. Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the Revolver and New US Term Loan and CA Term Loan will increase by 3.0% per annum plus the hen applicable rate. The Amended and Restated Credit Agreement requires that, in addition to scheduled principal payments, we repay both the New US Term Loan and CA Term Loan principal annually in an amount equal to (a) 50% of excess cash flow, as defined, if the total leverage ratio, as defined, as calculated as of the end of such year is greater than or equal to 2.75 to 1.00, or (b) 25% of excess cash flow calculated as of the end of such fiscal year if the total leverage ratio is greater than or equal to 2.00 to 1.00 but less than 2.75 to 1.00.

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

Effective June 30, 2016, as required under the Credit Agreement, the Company purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The interest rate swap requires the Company to pay a fixed rate of 1.055% per annum while receiving a variable rate of one-month LIBOR. The notional amount at the effective date began at $16.68 million and decreased by $0.32 million each quarter until June 30, 2017, decreased thereafter by $0.43 million per quarter until June 29, 2018, when it began decreasing by $0.53 million until it expires on June 28, 2019. The interest rate swap was recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. Please see Note 7 of our consolidated financial statements for further information.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.093% per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on half of the notional amount beginning immediately. The notional amount at the effective date was $1.90 million and decreases by $0.10 million each quarter until it expires on September 30, 2020. The interest rate swap is recognized at its fair value, and monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred.

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

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of March 31, 2019 we were not in compliance with all loan covenants as noted above.

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

The Amended and Restated Credit Agreement contains customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and sale-leaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9) payment or amendment of subordinated debt and organizational documents; and (10) maximum capital expenditures. The Amended and Restated Credit Agreement prohibits the payment of any dividend, redemption or other payment or distribution by the Borrowers other than distributions to the US Borrower by its subsidiaries, unless after giving effect to the dividend or other distribution, the post distribution DSCR, as defined, is greater than 1.1 to 1.0, and the US Borrower's liquidity, as defined is no less than $5.0 million, plus Borrowers remain in compliance with the other financial covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of March 31, 2019 have not changed materially since the amounts as of December 30, 2018 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

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

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5,037,500 which increases by $378,125 each quarter until June 29, 2018 when the notional amount increases to $17,540,625 due to the interest rate swap from 2016 above expiring. The notional amount then decreases each quarter by $153,125 until September 30, 2020 when the notional amount increases to $17,475,000 due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $431,250 until December 31, 2021, then decreases each subsequent quarter by $609,375 until it expires on November 8, 2023.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the thirteen weeks ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

Covenant Compliance

As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant in its Amended and Restated Credit Agreement. Our lenders temporarily waived the covenant violation and the resulting default until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers' current and future financial condition. Based on our current forecast for the next twelve months, we do not expect to comply with the total leverage ratio at June 30, 2019. The Company is engaged in active discussions with the Administrative Agent regarding the modification of covenant terms through the periods that may be impacted and believes that it is probable it will obtain amendments to the covenants prior to triggering a default. There can be no assurance the Company will obtain relief, as to the terms of the revised covenants or that any changes to the total leverage ratio or other covenants will not impose significant restrictions on us.

Payment of Dividends

The First Amendment to the Credit Agreement eliminated our ability to pay dividends under the Credit Agreement. There can be no assurance that our lenders will allow us to pay dividends in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

In accordance with applicable SEC rules, the following is intended to satisfy the Company's obligation under Item 1.01, Item 5.02(b) and Item 5.02 (c) of Form 8-K in accordance with Item 5 of Form 10-Q

Item 1.01

As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant in the Amended and Restated Credit Agreement. As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the waiver and First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition. As a result of this waiver, the lenders will not accelerate the maturity of the debt at this time. However, based on the Company’s current forecast for the next twelve months, the last twelve months Bank EBITDA will likely be less than management’s expectations at the time we entered into the Amended and Restated Credit Agreement. As a result, we currently do not expect to comply with the total leverage ratio covenant in our Amended and Restated Credit Agreement for the quarter-ending June 30, 2019 which absent an amendment or waiver, would constitute a default when reported. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time, as the First Amendment temporary waiver does not cover future quarterly periods.
The Company is in active discussions with the Administrative Agent regarding the modification of covenant terms through the periods that will be impacted on a last twelve months basis by the factors described above and the Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default, although there cannot be any assurance as to the terms of the revised covenants or the effect on our operations of any covenant or the changes if an amendment is obtained. The First Amendment also eliminated our ability to pay dividends to our stockholders.

The foregoing and other descriptions contained herein of the First Amendment summarizes certain information contained in the First Amendment. Such summaries are qualified in their entirety by reference to the First Amendment attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 5.02(b); Item 5.02(c), Item 1.01(a)

On May 6, 2019, John Weinhardt resigned as President and Chief Executive Officer of the Company by mutual agreement of the Company and Mr. Weinhardt. The Company has determined to treat such resignation pursuant to Mr. Weinhardt’s Employment Agreement, dated September 2013 (the “Employment Agreement”), as a termination without “cause”, which entitles Mr. Weinhardt to receive the amounts provided in Section 6(b) of the Employment Agreement, subject to Mr. Weinhardt’s execution of a release form satisfactory to the Company and his obligations pursuant to the Employment Agreement and the Release.

On May 6, 2019, the Board appointed Thomas Tekiele as Interim Chief Executive Officer.
The information concerning Mr. Tekiele required by items 401(b), (d), (e), and 404(a) of Regulation S-K and by Item 5.02(c)(3) of Form 10-Q are set forth in, and incorporated herein by reference from, the Company’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held on June 6, 2019, filed with SEC on April 25, 2019, in “Management”, “Security Ownership of Certain Beneficial Owners and Management,” “Certain Relationships and Related Party Transactions,” and “Executive Compensation.” In accordance with Rule 12b-23 promulgated by the SEC, we have included an active hyperlink to the information incorporated by reference to the SEC's Electronic Data Gathering, Analysis and Retrieval System (“EDGAR”).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Waiver and First Amendment to Amendment to Credit Agreement and Loan Documents, dated as of May 7, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc.

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

UNIQUE FABRICATING, INC.

Date: May 9, 2019	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Interim Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)