Form 10-Q
period 2019-06-30
Unique Fabricating, Inc.
filed 2019-08-07
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Unique Fabricating, Inc.
800 Standard Parkway
Auburn Hills, MI 48326
(248)-853-2333
(Address including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	UFAB	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of August 7, 2019, the registrant had 9,779,147 shares of common stock outstanding.

Item 1. Financial Statements	1
Consolidated Balance Sheets as of June 30, 2019 (unaudited) and as of December 30, 2018 (unaudited)	1
Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 30, 2019 (unaudited) and thirteen and twenty-six week periods ended July 1, 2018 (unaudited)	2
Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six week periods ended June 30, 2019 (unaudited) and the thirteen and twenty-six week periods ended July 1, 2018 (unaudited)	3
Consolidated Statements of Cash Flows for the thirteen and twenty-six week periods ended June 30, 2019 (unaudited) and thirteen and twenty-six week periods ended July 1, 2018 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
Part II Other Information	41
Signatures	43

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 30, 2018
Assets
Current assets
Cash and cash equivalents	$1,055,038	$1,409,593
Accounts receivable – net	28,132,933	30,831,182
Inventory – net	15,221,451	16,285,507
Prepaid expenses and other current assets:
Prepaid expenses and other	2,229,757	2,511,486
Refundable taxes	1,232,505	983,073
Total current assets	47,871,684	52,020,841
Property, plant, and equipment – net	25,480,646	25,077,745
Goodwill	22,110,782	28,871,179
Intangible assets– net	13,594,896	15,568,383
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	225,207	198,854
Deferred tax asset	602,071	496,181
Total assets	$110,939,406	$123,287,303
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,915,902	$11,465,222
Current maturities of long-term debt	2,923,123	3,350,000
Income taxes payable	—	40,634
Accrued compensation	2,347,998	2,848,282
Other accrued liabilities	1,017,115	1,432,109
Total current liabilities	18,204,138	19,136,247
Long-term debt – net of current portion	33,806,672	34,667,768
Line of credit-net	15,613,556	17,904,869
Other long-term liabilities	957,125	395,154
Deferred tax liability	1,672,762	2,295,105
Total liabilities	70,254,253	74,399,143
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at June 30, 2019 and December 30, 2018, respectively	9,780	9,780
Additional paid-in-capital	45,980,210	45,881,848
Retained earnings	(5,304,837)	2,996,532
Total stockholders’ equity	40,685,153	48,888,160
Total liabilities and stockholders’ equity	$110,939,406	$123,287,303

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended June 30, 2019	Thirteen Weeks Ended July 1, 2018	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
Net sales	$38,889,050	$45,742,370	$78,355,987	$93,046,523
Cost of sales	30,676,940	34,553,348	61,843,875	70,777,354
Gross profit	8,212,110	11,189,022	16,512,112	22,269,169
Selling, general, and administrative expenses	7,423,533	7,378,506	14,696,245	15,345,488
Impairment of goodwill	6,760,397	—	6,760,397	—
Restructuring expenses	733,995	538,117	824,539	980,384
Operating (loss) income	(6,705,815)	3,272,399	(5,769,069)	5,943,297
Non-operating (expense) income
Other (expense) income, net	25,249	(28,299)	42,799	(64,333)
Interest expense	(1,331,785)	(860,714)	(2,431,734)	(1,596,473)
Total non-operating expense, net	(1,306,536)	(889,013)	(2,388,935)	(1,660,806)
(Loss) income – before income taxes	(8,012,351)	2,383,386	(8,158,004)	4,282,491
Income tax (benefit) expense	(389,056)	632,377	(345,592)	1,019,593
Net (loss) income	$(7,623,295)	$1,751,009	$(7,812,412)	$3,262,898
Net (loss) income per share
Basic	$(0.78)	$0.18	$(0.80)	$0.33
Diluted	$(0.78)	$0.18	$(0.80)	$0.33
Cash dividends declared per share	$—	$0.15	$0.05	$0.30

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 31, 2017	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079
Net income	—	—	—	1,511,889	1,511,889
Stock option expense	—	—	33,260	—	33,260
Exercise of warrants and options for common stock	9,000	9	29,991	—	30,000
Cash dividends paid	—	—	—	(1,465,000)	(1,465,000)
Balance - April 1, 2018	9,766,563	$9,767	$45,775,819	$5,206,642	$50,992,228
Net income				1,751,009	1,751,009
Stock option expense			32,680		32,680
Exercise of warrants and options for common stock	5,024	5	3,995		4,000
Cash dividends paid				(1,465,223)	(1,465,223)
Balance - July 1, 2018	9,771,587	$9,772	$45,812,494	$5,492,428	$51,314,694

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$9,780	$45,881,848	$2,996,532	$48,888,160
Net (loss) income	—	—	—	(189,117)	(189,117)
Stock option expense	—	—	32,681	—	32,681
Exercise of warrants and options for common stock	—	—	—	—	—
Cash dividends paid	—	—	—	(488,957)	(488,957)
Balance - April 1, 2019	9,779,147	$9,780	$45,914,529	$2,318,458	$48,242,767
Net (loss) income	—	—	—	(7,623,295)	(7,623,295)
Stock option expense	—	—	65,681	—	65,681
Balance - June 30, 2019	9,779,147	$9,780	$45,980,210	$(5,304,837)	$40,685,153

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Consolidated Statements of Cash Flows (Unaudited)

	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
Cash flows from operating activities
Net (loss) income	$(7,812,412)	$3,262,898
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	6,760,397	—
Depreciation and amortization	3,404,281	3,285,818
Amortization of debt issuance costs	88,743	71,072
Loss on sale of assets	5,459	12,138
Bad debt adjustment	122,279	125,698
Loss (gain) on derivative instrument	664,934	(25,098)
Stock option expense	98,362	65,940
Deferred income taxes	(728,233)	(55,542)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	2,575,970	(5,042,406)
Inventory	1,064,056	(410,782)
Prepaid expenses and other assets	(97,022)	921,250
Accounts payable	(106,640)	2,214,196
Accrued and other liabilities	(955,912)	(64,156)
Net cash provided by operating activities	5,084,262	4,361,026
Cash flows from investing activities
Purchases of property and equipment	(1,880,201)	(3,368,448)
Proceeds from sale of property and equipment	41,048	11,850
Net cash used in investing activities	(1,839,153)	(3,356,598)
Cash flows from financing activities
Net change in bank overdraft	557,320	(306,128)
Payments on term loans and note payable	(2,637,500)	(1,800,000)
Proceeds from capital expenditure line	1,300,000	—
(Repayment) proceeds from revolving credit facilities, net	(2,330,527)	3,547,519
Proceeds from exercise of stock options and warrants	—	34,000
Distribution of cash dividends	(488,957)	(2,930,223)
Net cash used in financing activities	(3,599,664)	(1,454,832)
Net decrease in cash and cash equivalents	(354,555)	(450,404)
Cash and cash equivalents – beginning of period	1,409,593	1,430,937
Cash and cash equivalents – end of period	$1,055,038	$980,533
Supplemental disclosure of cash flow Information – cash paid for
Interest	$1,908,549	$1,510,524
Income taxes	$291,842	$962,500

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

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarterly and year to date period, which were 13 and 26 weeks, ended on June 30, 2019, and for 2018, the quarterly and year to date period, which were 13 and 26 weeks, ended on July 1, 2018. Fiscal year 2018 ended on Sunday, December 30, 2018.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $791,665 and $684,996 at June 30, 2019 and December 30, 2018, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 26 weeks ended June 30, 2019 and 13 and 26 weeks ended July 1, 2018, respectively.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

retirement or disposal, the initial cost or valuation and accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repair and maintenance costs are expensed as incurred.

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 26 weeks ended June 30, 2019 and 13 and 26 weeks ended July 1, 2018, respectively.

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

During the second quarter of 2019, the Company experienced a decline in market capitalization, which is a potential indicator of impairment. As a result, the Company performed an interim quantitative assessment as of June 30, 2019 , utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of June 30, 2019. A goodwill impairment charge of $6,760,397 and $6,760,397, was recognized during the 13 and 26 weeks ended June 30, 2019, respectively, and no impairment charges recognized during the the 13 and 26 weeks ended July 1, 2018, respectively. Key assumptions used in the analysis were a discount rate of 12.5%, EBITDA margin and a terminal growth rate of 2.0%.

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

At June 30, 2019 and December 30, 2018, debt issuance costs were $342,580 and $381,793, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $432,702 and $482,232, respectively. On November 8, 2018, the Company amended its current Credit Agreement (the “Amended and Restated Credit Agreement”), which increased the Company's term loan debt and is further described in Note 6. The Company reviewed this amendment for extinguishment accounting and concluded that $59,110 of the remaining $172,600 debt issuance costs not amortized on the revolving debt facility qualified for extinguishment accounting and were recognized as a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all of the of remaining unamortized debt issuance costs on the term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.

Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $44,372 and $88,743 for the 13 and 26 weeks ended June 30, 2019, and $35,536 and $71,072 for the 13 and 26 weeks ended July 1, 2018, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost, as there is not a readily determined fair value for these investments. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 and 26 weeks ended June 30, 2019 and 13 and 26 weeks ended July 1, 2018, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,245,872 and $1,802,712 of checks issued in excess of available cash balances at June 30, 2019 and December 30, 2018, respectively.

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

Revenue Recognition — The following table presents the Company's net sales disaggregated by major sales channel for the 13 and 26 weeks ended June 30, 2019:

	Unique Fabricating, Inc. Consolidated
	Thirteen Weeks Ended June 30, 2019	Twenty-Six Weeks Ended June 30, 2019
Net Sales
Automotive	$33,517,050	$67,531,987
HVAC, water heater, and appliances	3,504,000	7,258,000
Other	1,868,000	3,566,000
Total	$38,889,050	$78,355,987

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of June 30, 2019 and July 1, 2018. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 26 weeks ended June 30, 2019 or July 1, 2018.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 and 26 weeks ended June 30, 2019 and 13 and 26 weeks ended July 1, 2018, the Company’s net sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales were: 17, 16, and 12 percent, respectively, during the thirteen weeks ended June 30, 2019; 18, 15, and 11 percent, respectively, during the 26 weeks ended June 30, 2019; 13, 17, and 10 percent during the thirteen weeks ended July 1, 2018; and 13, 17, and 11 percent, respectively, during the 26 weeks ended July 1, 2018. GM accounted for 10 and 10 percent of direct Company sales for the 13 and 26 weeks ended June 30, 2019, respectively. No customer represented more than 10 percent of direct Company sales for the 13 and 26 weeks ended July 1, 2018. GM accounted for more than 17 percent of direct accounts receivable as of June 30, 2019. GM accounted for 14 percent of direct accounts receivable as of December 30, 2018.

Labor Markets — At June 30, 2019, of the Company’s hourly plant employees working in the United States manufacturing facilities, 41 percent were covered under a collective bargaining agreement which expires in August 2019 while another 7 percent were covered under a separate collective bargaining agreement that expires in February 2020. The Company is currently engaged in negotiations for a new collective bargaining agreement.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At June 30, 2019, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2019 may increase or decrease.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 13 and 26 weeks ended June 30, 2019 and 13 and 26 weeks ended July 1, 2018, 19, 19 , 17, and 17 percent, respectively, of the Company’s production occurred in Mexico. During the 13 and 26 weeks ended June 30, 2019 and 13 and 26 weeks ended July 1, 2018, 8, 7, 10, and 10 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 17, 10, and 1 percent, respectively, during the 13 weeks ended June 30, 2019; 18, 10, and 1 percent, respectively, during the 26 weeks ended June 30, 2019; 16, 10, and 2 percent, respectively, during the 13 weeks ended July 1, 2018; and 16, 10, and 2 percent, respectively, during the 26 weeks ended July 1, 2018.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606. This ASU superseded most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition, and established a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the modified retrospective method in its first quarter of 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of Topic 606 to have a material impact to its net income on an ongoing basis. The Company did not record a cumulative adjustment related to the adoption of ASU 2014-09, and the effects of adoption were not significant.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 2 — Business Combinations

The Company intends to continue to selectively pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets. There were no new acquisitions for the 13 and 26 weeks ended June 30, 2019 or for the 13 and 26 weeks ended July 1, 2018.

Note 3 — Inventory

Inventory consists of the following:

	June 30, 2019	December 30, 2018
Raw materials	$8,793,783	$9,562,962
Work in progress	652,430	547,729
Finished goods	5,775,238	6,174,816
Total inventory	$15,221,451	$16,285,507

The allowance for obsolete inventory was $395,744 and $557,066 at June 30, 2019 and December 30, 2018, respectively.

Included in inventory are assets located in Mexico with a carrying amount of $3,609,407 at June 30, 2019 and $3,340,748 at December 30, 2018, and assets located in Canada with a carrying amount of $1,016,819 at June 30, 2019 and $1,177,256 at December 30, 2018.

Note 4 — Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	June 30, 2019	December 30, 2018	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	6,898,455	6,898,455	23 – 40
Shop equipment	22,281,606	21,165,566	7 – 10
Leasehold improvements	1,141,576	1,130,507	3 – 10
Office equipment	1,671,924	1,650,626	3 – 7
Mobile equipment	204,575	282,805	3
Construction in progress	2,180,247	1,514,082
Total cost	36,041,536	34,305,194
Accumulated depreciation	10,560,890	9,227,449
Net property, plant, and equipment	$25,480,646	$25,077,745

Depreciation expense was $721,417 and $1,430,794 for the 13 and 26 weeks ended June 30, 2019, respectively, and $621,030 and $1,224,990 for the 13 and 26 weeks ended July 1, 2018, respectively.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $3,318,649 and $3,209,973 at June 30, 2019 and December 30, 2018, respectively, and assets located in Canada with a carrying amount of $594,682 and $656,183 at June 30, 2019 and December 30, 2018, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at June 30, 2019:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$16,609,721	8.16
Trade names	4,673,044	1,586,746	16.43
Non-compete agreements	1,161,790	1,129,992	2.53
Unpatented technology	$1,534,787	$971,331	5.00
Total	$33,892,686	$20,297,790

Intangible assets of the Company consist of the following at December 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$14,936,128	8.16
Trade names	4,673,044	1,452,276	16.43
Non-compete agreements	1,161,790	1,117,626	2.53
Unpatented technology	1,534,787	$818,273	5.00
Total	$33,892,686	$18,324,303

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $981,052 and $1,973,487 for the 13 and 26 weeks ended June 30, 2019, and $1,030,414 and $2,060,828 for the 13 and 26 weeks ended July 1, 2018.

Estimated amortization expense is as follows for the remainder of the current fiscal year and future fiscal years are as follows:

2019	$1,971,777
2020	3,913,627
2021	2,455,712
2022	1,305,314
2023	978,787
Thereafter	2,969,679
Total	$13,594,896

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

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its then maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that could be borrowed under the Revolver reverted back to $30.0 million and was replaced by the Amended and Restated Credit Agreement described below.

Amended and Restated Credit Agreement

On November 8, 2018, the US Borrower and the CA Borrower entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement which is a five year agreement, among other things, increased the principal amount of US Term Loan borrowings to $26.0 million, created a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extended the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the principal amount on the CA Term Loan at approximately $12.0 million, the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increased the aggregate principal amount to $26.0 million dollars from $15.9 million, in total, from the previous US Term Loan and Term Loan II. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 3.25% per annum in the case of the Base Rate and 2.75% to 4.25% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly, as increased by the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement which is further described below. The fair value of debt approximates book value based on the variable terms.

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

As of June 30, 2019, $15,956,136 was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The Revolver had an effective interest rate of 6.1885% percent per annum at June 30, 2019, and is secured by substantially all of the Company’s assets. At June 30, 2019, the maximum additional available borrowings under the Revolver were $13,943,864, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available to be borrowed under the Revolver is further subject to borrowing base restrictions.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

Long term debt consists of the following:

	June 30, 2019	December 30, 2018
New US Term Loan, payable to lenders in quarterly installments of $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 6.1885% per annum at June 30, 2019. At June 30, 2019, the balance of the New US Term Loan is presented net of a debt discount of $300,967 from costs paid to or on behalf of the lenders.	$24,686,531	$25,664,582
CA Term Loan, payable to lenders in quarterly installments of $375,000 through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 6.1885% per annum at June 30, 2019. At June 30, 2019, the balance of the CA Term Loan is presented net of a debt discount of $131,735 from costs paid to or on behalf of the lenders.	10,743,264	$11,853,186

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the Credit Agreement. Interest accrued monthly at an annual rate of 6.00%. The note payable was paid in full on February 6, 2019.	—	500,000
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 6.17813% per annum at June 30, 2019.	1,300,000	—
Other debt	—	—
Total debt excluding Revolver	36,729,795	38,017,768
Less current maturities	2,923,123	3,350,000
Long-term debt – Less current maturities	$33,806,672	$34,667,768

Covenant Compliance

The Amended and Restated Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Amended and Restated Credit Agreement. As of December 30, 2018, the Company was in compliance with these financial covenants. Additionally, the New US Term Loan and CA Term Loan each contains a clause, effective December 30, 2018, that requires an excess cash flow payment to be made to the lenders to reduce the New US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Amended and Restated Credit Agreement. No payments were required to be made in the periods presented above.

As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant. As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the Waiver and First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as necessary taking into account the Borrowers current and future financial condition. As a result of this waiver, the lenders did not accelerate the maturity of the debt.

On June 14, 2019, the Company entered into the Waiver and Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Second Amendment revised the waiver period as defined with respect to the March 31, 2019 covenant violation and resulting default until the earlier of June 30, 2019 (which was June 15, 2019 under the First Amendment to the Amended and Restated Credit Agreement) and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as necessary taking into account the Borrowers current and future financial condition.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

On June 28, 2019, the Company entered into the Waiver and Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Third Amendment revised the waiver period as defined with respect to the March 31, 2019 covenant violation and resulting default until the earlier of July 22, 2019 (which was June 30, 2019 under the Second Amendment to the Amended and Restated Credit Agreement) and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as necessary taking into account the Borrowers current and future financial condition.

On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the Borrower's non-compliance with the total leverage ratio financial covenant, as defined, not in excess of 3.50 to 1.00 as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distribution, total leverage ratio is not more than 2.00 to 1.00, post distribution debt service coverage ratio ("DSCR"), as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial convenants, before and after giving effect to the distributions. The Company is compliant with the covenants set forth in the Waiver and Fourth Amendment as of June 30, 2019. The Company does not anticipate the payment of dividends in 2019.

Maturities on the Company’s Amended and Restated Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

2019	$712,500
2020	3,193,125
2021	4,175,625
2022	4,912,500
2023	40,124,883
Thereafter	—
Total	53,118,633
Discounts	(432,702)
Debt issuance costs	(342,580)
Total debt – Net	$52,343,351

Note 7 — Derivative Financial Instruments

Interest Rate Swap

The Company holds derivative financial instruments, in the form of an interest rate swap, as required by its Credit Agreement and Amended and Restated Credit Agreement, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap is recognized in the accompanying consolidated balance sheets at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized currently in net income as interest expense in the accompanying consolidated statements of operations.

Effective June 30, 2016, as required under the Credit Agreement entered into during April 2016, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. The notional amount at the effective date was $16,681,250 which decreased by $318,750 each quarter until June 30, 2017, and thereafter decreased by $425,000 each quarter until June 29, 2018, when it began decreasing by $531,250 per quarter until it expired on June 28, 2019.

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

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5,037,500 which increases by $378,125 each quarter until June 28, 2019 when the notional amount increases to $17,540,625 due to the interest rate swap from 2016 described above expiring. The notional amount then decreases each quarter by $153,125 until September 30, 2020 when the notional amount increases to $17,475,000 due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $431,250 until December 31, 2021, then decreases each subsequent quarter by $609,375 until it expires on November 8, 2023

At June 30, 2019, the fair value of all swaps was in a net liability position of $957,125 and is included in other long term liabilities in the consolidated balance sheet. The Company received $35,783 and $86,039 in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 13 and 26 weeks ended June 30, 2019, respectively. At July 1, 2018, the fair value of the swaps was $184,418, and was included in other long-term assets in the consolidated balance sheets. The Company received $30,589 and  $48,894 with respect to the interest rate swaps for the 13 and 26 weeks ended July 1, 2018, respectively. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

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

2019 Restructuring

Evansville Restructuring

On July 16, 2019, subsequent to our second quarter-end, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company currently expects to cease operations at the Evansville facility by the end of September 2019, and that approximately 53 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

The Company will move existing Evansville production to its manufacturing facilities in LaFayette, GA, Auburn Hills, MI, and Louisville, KY. The Company will provide the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company expects to incur one-time severance costs as a result of this plant closure of approximately $309,000 during the remainder of 2019. The amount of other costs incurred associated with this plant closure, which will primarily consist of preparing and moving existing production equipment and inventory at Evansville to other facilities will be approximately $1,325,000 and early lease termination fees, will be approximately $1,200,000, during the remainder of 2019. The Company is actively pursing a sublease of the facility.

Salaried Restructuring

On July 30, 2019, subsequent to our quarter-end, our former President and Chief Executive Officer of the Company (CEO), resigned as President of the board of directors. The Company did not incur any additional restructuring costs in connection with his resignation.

On May 6, 2019, the former President and CEO of the Company resigned by mutual agreement of both parties. The Company incurred one-time restructuring costs of $579,972 and $579,972 during the 13 and 26 weeks ended June 30, 2019,

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

respectively, in connection with his resignation. Further charges expected to be incurred in 2019 subsequent to June 30, 2019 are expected to be immaterial.

On May 15, 2019 and February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating a number of salaried positions throughout the Company. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and was paid in the 13 and 26 weeks ended June 30, 2019, and in connection with this workforce reduction the Company incurred one-time severance costs of $154,022 and $244,567, respectively.

The table below summarizes the activity in the restructuring liability for the 26 weeks ended June 30, 2019.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at December 31, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	824,539	—	824,539
Payments made during the period	490,675	—	490,675
Accrual balance at June 30, 2019	333,864	—	333,864

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

In October, 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $733,059, for cash proceeds of $876,032 resulting in a gain on the sale of $142,973. The Company did not incur any restructuring costs associated with this closure in the 13 and 26 weeks ended June 30, 2019.

The Company incurred one-time severance costs as a result of this plant closure of $(58,933) and $173,359 in the 13 and 26 weeks ended July 1, 2018, respectively. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $423,705 and $444,358 in the 13 and 26 weeks ended July 1, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

Port Huron Restructuring

On February 1, 2018, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company ceased operations at the Port Huron facility in June of 2018 and 7 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. As such, the Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations, and the Company has continuing cash flows from the production being moved to other of its facilities.  The Company did not incur any restructuring costs associated with this closure in the 13 and 26 weeks ended June 30, 2019.

The Company incurred one-time severance costs as a result of this plant closure of $(17,125) and $64,768 in the 13 and 26 weeks ended July 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $190,470 and

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

$297,899 in the 13 and 26 weeks ended July 1, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

The table below summarizes the activity in the restructuring liability for the 26 weeks ended July 1, 2018.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 1, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	238,128	742,256	980,384
Payments made during the period	163,439	705,873	869,312
Accrual balance at July 1, 2018	$74,689	$36,383	$111,072

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

On June 11, 2019, the compensation committee of the board of directors approved the issuance of stock option awards for 30,000 shares to one member of the board. The award had an exercise price of $2.93 per share with a weighted average grant date fair value of $1.10 per share. These options vested immediately on the date of grant as the service conditions required for this award had already been met on the day of the award.

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

	June 11, 2019	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	40.00%	35.00%	38.00%
Dividend yield	—%	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5	5	5
Risk-free rate	1.85%	1.81%	1.28%	1.70%	1.58%

A summary of option activity under both plans is presented below:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 30, 2018	563,680	$7.25	5.61
Granted	30,000	$2.93	10.00
Exercised	—	$—	0
Forfeited or expired	—	$—	0
Outstanding at June 30, 2019	593,680	$7.03	5.35	$—
Vested and exercisable at June 30, 2019	535,240	$5.23	6.64	$—

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of June 30, 2019 and multiplying this result by the related number of options outstanding and exercisable at June 30, 2019. The estimated fair value of the shares is based on the closing price of the stock of $2.71 as of June 30, 2019. As of June 30, 2019 there is no intrinsic value as the exercise prices are greater than the estimated fair value.

The Company recorded compensation expense of $65,681 and $98,362 for the 13 and 26 weeks ended June 30, 2019, respectively, and $32,681 and $65,940 for the 13 and 26 weeks ended July 1, 2018, respectively, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was $14,573 and $24,325 for the 13 and 26 weeks ended June 30, 2019 and $8,919 and $15,700 for the 13 and 26 weeks ended July 1, 2018.

As of June 30, 2019, there was $67,958 of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 0.67 years.

Note 10 — Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

Income tax (benefit) expense for the 13 and 26 weeks ended June 30, 2019 was $(389,056) and $(345,592), respectively, compared to $632,377 and $1,019,593 for the 13 and 26 weeks ended July 1, 2018, respectively. During the 13 and 26 weeks ended June 30, 2019, the differences between the actual effective tax rate of 4.9% and 4.2%, respectively, and the statutory rate of 21.0% was primarily due to the impairment of non-deductible goodwill as well as earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cut and Jobs Act, partially offset by tax credits in the U.S. During the 13 and 26 weeks ended July 1, 2018, the actual effective tax rate of 26.5% and 23.8%, respectively, and the statutory rate of 21.0% was mainly a result of earnings generated in Mexico and Canada, which both have higher income tax rates than the U.S.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2024. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Five of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $500,920 and $986,417 for the 13 and 26 weeks ended June 30, 2019 and $665,269 and $1,334,451 for the 13 and 26 weeks ended July 1, 2018.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at June 30, 2019:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

2019	$986,417
2020	1,419,556
2021	577,375
2022	452,657
2023	65,973
Thereafter	698
Total	$3,502,676

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $122,921 and $252,408, respectively, for the 13 and 26 weeks ended June 30, 2019 and $132,363 and $259,882, respectively, for the 13 and 26 weeks ended July 1, 2018.

The Intasco operations acquired in April 2016 had separate retirement plans. The United States facility in Port Huron, Michigan sponsored a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $0 for the 13 and 26 weeks ended June 30, 2019, because the plant closed in June of 2018 as noted in Note 8, and $194 and $1,502, respectively, for the 13 and 26 weeks ended July 1, 2018.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $13,184 and $29,702, respectively, for the 13 and 26 weeks ended June 30, 2019 and $12,707 and $28,365, respectively, for the 13 and 26 weeks ended July 1, 2018.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 and $112,500, respectively, for the 13 and 26 weeks ended June 30, 2019 and $56,250 and $112,500, respectively, for the 13 and 26 weeks ended July 1, 2018. The management agreement had an initial term of five years, expiring on March 18, 2018, and renews automatically annually for additional one year terms. The current term expires on March 18, 2020. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.

In 2019, the Company has entered into a services agreement with 6th Avenue Group, which is a company owned by a Board member of the Company. The services performed have been related to providing assistance for long term strategic planning for the Company as well as aiding in helping the Company with CEO transition services. As previously mentioned in Note 8, the Company's CEO resigned on May 6, 2019. The Company incurred fees to the 6th Avenue Group of $75,819 and $75,819, respectively, for the 13 and 26 weeks ended June 30, 2019. The services provided by 6th Avenue Group are expected to end in 2019. This Board member, as discussed in Note 9, was also awarded stock options for 30,000 shares for her services on June 11, 2019.

Note 14 — Fair Value Measurements

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company measures its interest rate swaps at fair value on a recurring basis based primarily on Level 2 inputs using an income model based on disparity between variance and fixed interest rates, the scheduled balance of principal outstanding, yield curves and other information readily available in the market.

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

The following table sets forth the computation of basic and diluted earnings per share.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Thirteen Weeks Ended June 30, 2019	Thirteen Weeks Ended July 1, 2018	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
Basic earnings per share calculation:
Net (loss) income	$(7,623,295)	$1,751,009	$(7,812,412)	$3,262,898
Net (loss) income attributable to common stockholders	$(7,623,295)	$1,751,009	$(7,812,412)	$3,262,898
Weighted average shares outstanding	9,779,147	9,768,159	9,779,147	9,767,180
Net (loss) income per share-basic	$(0.78)	$0.18	$(0.80)	$0.33

Diluted earnings per share calculation:
Net (loss) income	$(7,623,295)	$1,751,009	$(7,812,412)	$3,262,898
Weighted average shares outstanding	9,779,147	9,768,159	9,779,147	9,767,180
Effect of dilutive securities:
Stock options(1)(2)	—	148,115	—	146,802
Warrants(1)	—	725	—	706
Diluted weighted average shares outstanding	9,779,147	9,916,999	9,779,147	9,914,688
Net (loss) income per share-diluted	$(0.78)	$0.18	$(0.80)	$0.33

(1)Due to a net loss for the 13 and 26 weeks ended June 30, 2019, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution.

(2)Options to purchase 329,080 shares of common stock remaining to be exercised under the 2013 plan were considered in the computation of diluted earnings per share using the treasury stock method in the 2018 calculation. Warrants to purchase 1,185 shares of common stock remaining to be exercised, warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, options to purchase 220,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, and options to purchase 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, were not included in the computation of diluted earnings per share in the 2018 period because the effect would have been anti-dilutive.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The second quarter of 2019 ended on June 30, 2019 and the second quarter of 2018 ended on July 1, 2018. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2018 fiscal year ended on December 30, 2018 and the current fiscal year will end on December 29, 2019. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

We primarily operate within the highly competitive and cyclical automotive parts industry. Through 2016, the industry experienced consistent growth as it recovered from the recession of 2009. However, the industry has been declining somewhat in the years since then. Over the same period we were able to grow our core automotive parts business at a faster rate than the industry as a whole, indicating we were taking market share from competitors and increasing our content per vehicle on the programs we supply.

Recent Developments

Impairment of Goodwill

During the second quarter of 2019, the Company experienced a decline in market capitalization, which under applicable accounting standards, is a potential indicator of impairment. As a result, the Company performed an interim quantitative assessment as of June 30, 2019, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the Company exceeded the fair value of the Company by $6.76 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were a discount rate of 12.5%, EBITDA margin and a terminal growth rate of 2.0%. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables. Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were a 50 basis point decline in EBITDA margin used to determine expected future cash flows would have resulted in an additional impairment of approximately $12.3 million.

Second Quarter Results

Second quarter results were adversely affected by a number of factors including an overall decrease in North American vehicle production, the loss of business due to end of life of certain vehicle platforms and the discontinuation of certain passenger car platforms at a certain OEM. We expect that these factors may continue to adversely affect results through the remainder of this year. In addition, our results were adversely affected by the impairment charge of $6.76 million.

Salaried Restructuring

On July 30, 2019, subsequent to our quarter-end, our former President and Chief Executive Officer of the Company (CEO), resigned as a member of the board of directors. The Company did not incur any additional restructuring costs in connection with his resignation as a director.

On May 6, 2019, our former President and CEO resigned by mutual agreement of both parties. The Company incurred one-time restructuring costs of $579,972 and $579,972 during the 13 and 26 weeks ended June 30, 2019, respectively in connection with his resignation. Further charges with respect to his resignation as President and CEO are expected to be incurred in 2019 subsequent to quarter end and are expected to be immaterial.

On May 15, 2019 and on February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating a number of salaried positions throughout the Company. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and was paid in the 13 and 26 weeks ended June 30, 2019 , and in connection with this workforce reduction the Company incurred one-time severance costs of $154,022 and $244,567, respectively.

Evansville Facility Closure

On July 16, 2019, subsequent to our second quarter-end, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company currently expects to cease operations at the Evansville facility by the end of September 2019, and that approximately 53 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

As such, the Company will move existing Evansville production to its manufacturing facilities in LaFayette, GA, Auburn Hills, MI, and Louisville, KY. The Company will provide the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company expects to incur one-time severance costs as a result of this plant closure of approximately $309,000 during the remainder of 2019. The amount of other costs incurred associated with this plant closure, which will primarily consist of preparing and moving existing production equipment and inventory at Evansville to other facilities, will be approximately $1.325 million, and early lease termination fees will be approximately $1.2 million during the remainder of 2019. The Company is actively pursing a sublease of the facility.

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

In October, 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $733,059, for cash proceeds of $876,032 resulting in a gain on the sale of $142,973.  The Company did not incur any restructuring costs associated with this closure in the 13 and 26 weeks ended June 30, 2019.

The Company incurred one-time severance costs as a result of this plant closure of $(58,933) and $173,359, respectively, in the 13 and 26 weeks ended July 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $423,705 and $444,358, respectively, in the 13 and 26 weeks ended July 1, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statements of operations.

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

The Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company has continuing cash flows from the production being moved to other of its facilities. The Company did not incur any restructuring costs associated with this closure in the 13 and 26 weeks ended June 30, 2019.

The Company incurred one-time severance costs as a result of this plant closure of $(17,125) and $64,768, respectively, in the 13 and 26 weeks ended July 1, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $190,470 and $297,899, respectively, in the 13 and 26 weeks ended July 1, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statements of operations.

Tax Cut and JOBS Act

The Tax Cuts and Jobs Act (the “Act”), enacted in December 2017, changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. During 2018, we completed our accounting for the income tax effects of the Act and recorded a benefit of $(80,453) as an adjustment to the provisional estimate of the one-time transition tax expense recorded in 2017. Also during 2018, the Act required a calculation of tax under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Act, which resulted in a $320,000 expense. The Company calculates the tax impact of GILTI quarterly.

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

On June 14, 2019, the Company entered into the Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Second Amendment revised the waiver period as defined with respect to the March 31, 2019 covenant violation and resulting default until the earlier of June 30, 2019 (which was June 15, 2019 under the First Amendment to the Amended and Restated Credit Agreement) and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition.

On June 28, 2019, the Company entered into the Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Third Amendment revised the waiver period as defined with respect to the March 31, 2019 covenant violation and resulting default until the earlier of July 22, 2019 (which was June 30, 2019 under the Second Amendment to the Amended and Restated Credit Agreement) and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition.

On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the Borrower's non-compliance with the total leverage ratio financial covenant, as defined, not in excess of 3.50 to 1.00 as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions,, total leverage ratio is not more than 2.00 to 1.00, post distribution debt service coverage ratio ("DSCR"), as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions. The Company is compliant with the covenants set forth in the Waiver and Fourth Amendment as of June 30, 2019. The Company does not anticipate the payment of dividends in 2019.

Comparison of Results of Operations for the Thirteen Weeks Ended June 30, 2019 and the Thirteen Weeks Ended July 1, 2018

Thirteen Weeks Ended June 30, 2019 and Thirteen Weeks Ended July 1, 2018

Net Sales

	Thirteen Weeks Ended June 30, 2019	Thirteen Weeks Ended July 1, 2018
	(in thousands)
Net sales	$38,889	$45,742

Net sales for the 13 weeks ended June 30, 2019 were approximately $38.89 million compared to $45.74 million for the 13 weeks ended July 1, 2018. The decrease in sales for the 13 weeks ended June 30, 2019, was primarily attributable to a 1% overall industry decrease in North American vehicle production in such period as compared to production in the 13 weeks ended July 1, 2018, the loss of business due to end of life of certain vehicle platforms, the loss of business at two major non-automotive customers as a result of our closing our Ft. Smith, Arkansas facility in June of 2018, as well as the discontinuation of certain passenger car platforms at an automotive OEM.

Cost of Sales

	Thirteen Weeks Ended June 30, 2019	Thirteen Weeks Ended July 1, 2018
	(in thousands)
Materials	$19,758	$22,944
Direct labor and benefits	6,150	6,787
Manufacturing overhead	4,112	4,282
Sub-total	30,020	34,013
Depreciation	657	540
Cost of Sales	30,677	34,553
Gross Profit	$8,212	$11,189

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended June 30, 2019	Thirteen Weeks Ended July 1, 2018
Materials	50.8%	50.2%
Direct labor and benefits	15.8%	14.8%
Manufacturing overhead	10.6%	9.4%
Sub-total	77.2%	74.4%
Depreciation	1.7%	1.2%
Cost of Sales	78.9%	75.6%
Gross Profit	21.1%	24.4%

Cost of sales as a percentage of net sales for the 13 weeks ended June 30, 2019 increased to 78.9% from 75.6% for the 13 weeks ended July 1, 2018. The increase in cost of sales as a percentage of net sales was primarily attributable to higher material, labor and manufacturing overhead costs as a percentage of net sales. Material costs increased to 50.8% of net sales for the 13 weeks ended June 30, 2019 from 50.2% for the 13 weeks ended July 1, 2018 primarily due to unfavorable product mix. Direct labor and benefit costs as a percentage of net sales was 15.8% for the 13 weeks ended June 30, 2019 compared to 14.8% for the 13 weeks ended July 1, 2018 primarily due to higher health insurance claims incurred under our self-insured health and welfare benefit plans. Manufacturing overhead costs as a percentage of net sales was 10.6% for the 13 weeks ended June 30, 2019 versus 9.4% for the 13 weeks ended July 1, 2018. The increase in manufacturing overhead costs as a percentage of net sales was primarily due to the decline in sales from the second quarter of 2018. Depreciation costs increased to 1.7% of net sales for the 13 weeks ended June 30, 2019 compared to 1.2% for the 13 weeks ended July 1, 2018, again largely due to the decline in revenues from the second quarter of 2018, as well as the investment in new equipment we made during 2018 to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended June 30, 2019 decreased to 21.1% from 24.4% for the 13 weeks ended July 1, 2018.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended June 30, 2019	Thirteen Weeks Ended July 1, 2018
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of depreciation and amortization	$6,379	$6,268
Depreciation and amortization	1,045	1,111
SG&A	$7,424	$7,379
SG&A as a % of net sales	19.1%	16.1%

SG&A as a percentage of net sales for the 13 weeks ended June 30, 2019, increased to 19.1% from 16.1% for the 13 weeks ended July 1, 2018. The increase is primarily related to the decline of overall net sales in the 13 weeks ended June 30, 2019 compared to the 13 weeks ended July 1, 2018.

Operating (Loss) Income

Impairment of goodwill was $6.76 million and restructuring expenses were $0.73 million for the 13 weeks ended June 30, 2019, compared to impairment of goodwill of $0 and restructuring expenses of $0.54 million for the 13 weeks ended July 1, 2018. As a result of the impairment and restructuring expense, as well as the other factors that were discussed above, operating (loss) income for the 13 weeks ended June 30, 2019 was $(6.71) million compared to operating income of $3.27 million for the 13 weeks ended July 1, 2018.

Non-Operating Expense

Non-operating expense for the 13 weeks ended June 30, 2019 was $1.31 million compared to $0.89 million for the 13 weeks ended July 1, 2018. The change in non-operating expense was primarily driven by an increase in interest expense due to an unfavorable mark-to-market on the interest rate swaps of $0.27 million entered into during the fourth quarter of 2018, as required under the Amended and Restated Credit Agreement.

(Loss) Income Before Income Taxes

As a result of the foregoing factors, (loss) income before income taxes for the 13 weeks ended June 30, 2019 was $(8.01) million compared to income before income taxes of $2.38 million for the 13 weeks ended July 1, 2018.

Income Tax Provision

During the 13 weeks ended June 30, 2019, income tax benefit was $(0.39) million, and the effective income tax rate was 4.9%. The differences between the effective tax rate and the statutory rate of 21.0% are primarily due to permanent differences between book and tax accounting on the impairment of goodwill as well as earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S, taxation of foreign earnings under the GILTI provisions of the Act, partially offset by tax credits in the U.S. These adjustments are explained further in Note 10.

During the 13 weeks ended July 1, 2018, income tax expense was $0.63 million, and the effective income tax rate was 26.5%. The effective tax rate was higher than the new Federal statutory rate of 21.0% that was enacted with the Tax Cuts on Jobs Act on December 22, 2017 primarily due to earnings generated in Mexico and Canada, which both have higher income tax rates than the U.S.

Net (loss) income

As a result of the impairment of goodwill, restructuring expenses, lower net sales, and changes in other expenses and benefits discussed above, net loss for the 13 weeks ended June 30, 2019 was $(7.62) million compared to net income of $1.75 million during the 13 weeks ended July 1, 2018.

Twenty-Six Weeks Ended June 30, 2019 and Twenty-Six Weeks Ended June 30, 2018

Net Sales

	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
	(in thousands)
Net sales	$78,356	$93,047

Net sales for the 26 weeks ended June 30, 2019 were approximately $78.36 million compared to $93.05 million for the 26 weeks ended July 1, 2018. The decrease in net sales for the 26 weeks ended June 30, 2019 , was primarily attributable to a 2.4% overall industry decrease in North American vehicle production in such period as compared to production in the 26 weeks ended July 1, 2018, the loss of business due to end of life of certain vehicle platforms, the loss of business at two major non-automotive customers as a result of our closing our Ft. Smith, Arkansas facility in June of 2018, as well as the discontinuation of certain passenger car platforms at a certain automotive OEM.

Cost of Sales

	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
	(in thousands)
Materials	$39,840	$46,682
Direct labor and benefits	12,273	14,158
Manufacturing overhead	8,432	8,870
Sub-total	60,545	69,710
Depreciation	1,299	1,067
Cost of Sales	61,844	70,777
Gross Profit	$16,512	$22,269

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
Materials	50.8%	50.2%
Direct labor and benefits	15.7%	15.2%
Manufacturing overhead	10.8%	9.5%
Sub-total	77.3%	74.9%
Depreciation	1.7%	1.2%
Cost of Sales	79.0%	76.1%
Gross Profit	21.1%	23.9%

Cost of sales as a percentage of net sales for the 26 weeks ended June 30, 2019 increased to 79.0% from 76.1% for the 26 weeks ended July 1, 2018. The increase in cost of sales as a percentage of net sales was primarily attributable to higher material, labor and manufacturing overhead costs as a percentage of net sales. Material costs increased to 50.8% of net sales for the 26 weeks ended June 30, 2019 from 50.2% for the 26 weeks ended July 1, 2018 primarily due to unfavorable product mix. Direct labor and benefit costs as a percentage of net sales was 15.7% for the 26 weeks ended June 30, 2019 compared to 15.2% for the 26 weeks ended July 1, 2018 primarily due to higher health insurance claims incurred under our self-insured health and welfare benefit plans. Manufacturing overhead costs as a percentage of net sales was 10.8% for the 26 weeks ended June 30, 2019 versus 9.5% for the 26 weeks ended July 1, 2018. The increase in manufacturing overhead costs as a percentage of net sales was primarily due to the decline in sales from the twenty-six weeks ended June 30, 2018. Depreciation costs increased to 1.7% of net sales for the 26 weeks ended June 30, 2019 compared to 1.2% for the 26 weeks ended July 1, 2018, again largely due to the decline in net sales during the first six months of 2019, as well as the investment in new equipment we made during 2018 to increase our capacity to meet expected future demand and to add production capabilities at our manufacturing facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 26 weeks ended June 30, 2019 decreased to 21.1% from 23.9% for the 26 weeks ended July 1, 2018.

Selling, General and Administrative Expenses

	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of depreciation and amortization	$12,590	$13,126
Depreciation and amortization	2,106	2,219
SG&A	$14,696	$15,345
SG&A as a % of net sales	18.8%	16.5%

SG&A as a percentage of net sales for the 26 weeks ended June 30, 2019, despite a decline in the amount expensed, increased to 18.8% from 16.5% for the 26 weeks ended July 1, 2018. The increase is primarily related to the decline of overall net sales in the 26 weeks ended June 30, 2019 compared to the 26 weeks ended July 1, 2018.

Operating (Loss) Income

Impairment of goodwill was $6.76 million and restructuring expenses were $.82 million for the 26 weeks ended June 30, 2019 compared to impairment of goodwill of $0 and restructuring expenses of $0.98 million for the 26 weeks ended July 1, 2018. As a result of the impairment and restructuring expenses, as well as the other factors discussed above, operating (loss) income for the 26 weeks ended June 30, 2019 was $(5.77) million compared to $5.94 million for the 26 weeks ended July 1, 2018.

Non-Operating Expense

Non-operating expense for the 26 weeks ended June 30, 2019 was $2.39 million compared to $1.66 million for the 26 weeks ended July 1, 2018. The change in non-operating expense was primarily driven by an increase in interest expense due to an unfavorable mark-to-market on the interest rate swaps of $0.66 million entered into during the fourth quarter of 2018, as required under the Amended and Restated Credit Agreement.

(Loss) Income Before Income Taxes

As a result of the foregoing factors, the (loss) income before income taxes for the 26 weeks ended June 30, 2019 was $(8.16) million compared to $4.28 million for the 26 weeks ended July 1, 2018.

Income Tax Provision

During the 26 weeks ended June 30, 2019 , income tax benefit was $0.35 million, and the effective income tax rate was 4.2%. The differences between the effective tax rate and the statutory rate of 21.0% are primarily due to to permanent differences between book and tax accounting on the impairment of goodwill as well as earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S, taxation of foreign earnings under the GILTI provisions of the Act, partially offset by tax credits in the U.S. These adjustments are explained further in Note 10.

During the 26 weeks ended July 1, 2018, income tax expense was $1.02 million and the effective income tax rate was 23.8%. The effective tax rate was higher than the new Federal statutory rate of 21.0% that was enacted with the Tax Cuts and Jobs Act on December 22, 2017 primarily due to earnings generated in Mexico and Canada, which both have higher income tax rates than the U.S.

Net (loss) income

As a result of the impairment of goodwill, restructuring expenses, lower net sales, and changes in other expenses and benefits discussed above, net loss for the 26 weeks ended June 30, 2019 was $(7.81) million compared to net income of $3.26 million during the 26 weeks ended July 1, 2018.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-cash stock awards, non-recurring integration expense, goodwill impairment, restructuring expenses, and one-time consulting and licensing ERP system implementation costs as we implement a new ERP system at all locations. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

Thirteen and Twenty-Six Weeks Ended June 30, 2019 and Thirteen and Twenty-Six Weeks Ended July 1, 2018

	Thirteen Weeks Ended June 30, 2019	Thirteen Weeks Ended July 1, 2018	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
	(in thousands)
Net income	$(7,623)	$1,751	$(7,812)	$3,263
Plus: Interest expense, net	1,332	861	2,432	1,596
Plus: Income tax (benefit) expense	(389)	632	(346)	1,020
Plus: Depreciation and amortization	1,702	1,651	3,404	3,286
Plus: Non-cash stock award	66	33	98	66
Plus: Non-recurring integration expenses	68	—	68	—
Plus: Goodwill impairment	6,760	—	6,760	—
Plus: Restructuring expenses	734	538	825	980
Plus: One-time consulting and licensing ERP system implementation costs	221	139	395	320
Adjusted EBITDA	$2,871	$5,605	$5,824	$10,531

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of June 30, 2019 and December 30, 2018, we had a cash balance of $1.01 million and $1.41 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of June 30, 2019 and December 30, 2018, we had $14.14 million and $11.61 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants, as outlined in the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

In 2019, we plan to spend approximately $3.43 million in capital expenditures, of which $1.88 million was spent through June 30, 2019, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.

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

Covenant Compliance

As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant. As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the waiver and First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition. The temporary waiver was extended by a Waiver and Second Amendment and a Waiver and Third Amendment to the Amended and Restated Credit Agreement.

On June 14, 2019, the Company entered into the Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders.  The Second Amendment revised the waiver period as defined with respect to the March 31, 2019 covenant violation and resulting default until the earlier of June 30, 2019 (which was June 15, 2019 under the First Amendment to the Amended and Restated Credit Agreement) and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition.

On June 28, 2019, the Company entered into the Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders.  The Third Amendment revised the waiver period as defined with respect to the March 31, 2019 covenant violation and resulting default until the earlier of July 22, 2019 (which was June 30, 2019 under the Second Amendment to the Amended and Restated Credit Agreement) and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers current and future financial condition.

On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the Borrower's non-compliance with the total leverage ratio financial covenant, as defined, not in excess of 3.50 to 1.00 as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Company is compliant with the covenants set forth in the Waiver and Fourth Amendment as of June 30, 2019.

Dividends

The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions, total leverage ratio is not more than 2.00 to 1.00, post distribution DSCR, as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial covenantss, before and after giving effect to the distributions. The Company does not anticipate the payment of dividends in 2019.

Cash Flow Data

The following table presents cash flow data for the periods indicated.

	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018
Cash flow data	(in thousands)
Cash flow provided by (used in):
Operating activities	$5,084	$4,361
Investing activities	(1,839)	(3,357)
Financing activities	(3,600)	(1,455)

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

During the 26 weeks ended June 30, 2019, net cash provided by operating activities was $5.08 million, compared to net cash provided by operating activities of $4.36 million for the 26 weeks ended July 1, 2018.

Net cash provided by operations for the 26 weeks ended June 30, 2019 was positively impacted by decreases in working capital, primarily in accounts receivable and inventory.

Net cash provided by operations for the 26 weeks ended July 1, 2018 was positively impacted by decreases in working capital, primarily in accounts payable and prepaid expenses.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the 26 weeks ended June 30, 2019 and 26 weeks ended July 1, 2018, we made capital expenditures of $1.88 million and $3.37 million, respectively.

We plan to spend a total of approximately $3.43 million in capital expenditures during 2019, including the $1.88 million spent through June 30, 2019.

Financing Activities

Cash flows used in financing activities consists primarily of borrowings and payments under our new and old senior credit facilities, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.

In the 26 weeks ended June 30, 2019, we had outflows of $3.60 million primarily due to $2.64 million payment of the principal amount of our term loans and note payable under our new amended and restated senior credit facility. These outflows were partially offset by $1.30 million net proceeds from borrowings under our capital expenditure line.

As of June 30, 2019, $15.96 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of June 30, 2019, the maximum additional available borrowings under the revolver was $14.14 million, subject to borrowing base restrictions and a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the 26 weeks ended July 1, 2018, we had outflows of $1.45 million primarily due to $1.80 million of pay-off of the principal amount of our term loan under our old senior credit facility, and $2.93 million for payments of cash dividends. These outflows were partially offset by $3.55 million net proceeds from borrowings under our old revolving credit facility.

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

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its previous maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that could be borrowed under the Revolver reverted back to $30,000,000.0 million.

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

The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.75% in the case of the Base Rate and 2.75% to 3.75% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly, as amended by the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement. The effective interest rate as of June 30, 2019 was 6.1885%.

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

We must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as revised under the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the Borrower's failure to maintain a total leverage ratio, as defined, not in excess of 3.50 to 1.00 as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as added the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined.

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

The Amended and Restated Credit Agreement contains customary negative covenants, including restrictions on: (1) the incurrence of additional debt; (2) liens and sale-leaseback transactions; (3) loans and investments; (4) guarantees and hedging agreements; (5) the sale, transfer or disposition of assets and businesses; (6) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (7) transactions with affiliates; (8) changes in the business conducted by us; (9) payment or amendment of subordinated debt and organizational documents; and (10) maximum capital expenditures. The Fourth Amendment prohibits the payment of any dividend, redemption or other payment or distribution by the Borrowers other than distributions to the US Borrower by its subsidiaries, unless after giving effect to the dividend or other distribution, the post distribution DSCR, as defined, is greater than 1.2 to 1.0, and the US Borrower's liquidity, as defined is no less than $5.0 million, plus Borrowers remain in compliance with the other financial covenants.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of June 30, 2019 have not changed materially since the amounts as of December 30, 2018 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

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

Interest Rate Fluctuation Risk

Our borrowings under our Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a interest rate swap with a notional amount initially of $16.68 million, which decreased by $0.32 million each quarter until June 30, 2017, and began decreasing by $0.43 million each quarter until June 29, 2018, when it began decreasing by $0.53 million per quarter until the swap terminated on June 28, 2019. The interest rate swap required the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one month LIBOR rate for a net monthly settlement based on the notional amount in effect. This swap terminated an old swap that we entered into on January 17, 2014 under our old senior credit facility. See Note 7 of our consolidated financial statements for further information.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the twenty-six weeks ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

Impairment of goodwill

Under current accounting standards, if the Company's market capitalization were to decline, this would be considered a potential indicator of goodwill impairment. Any write-down of goodwill would have a negative effect on the consolidated financial statements of the Company. If the stock price remains below the net book value per share, or other negative business factors exist, the Company may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of the Company’s goodwill.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Separation Agreement and General Release, dated May 10, 2019, between John Weinhardt and Unique Fabricating NA, Inc.
10.2*	Consulting Agreement, dated May 15, 2019, between Unique Fabricating NA, Inc. and Kim Korth
10.3*	Non-qualified Option Award Agreement, dated between Unique Fabricating NA, Inc. and Kim Korth
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

UNIQUE FABRICATING, INC.

Date: August 7, 2019	By:	/s/ Thomas Tekiele
Name: Thomas Tekiele
Title: Interim Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)