Form 10-K/A
period 2018-12-30
Unique Fabricating, Inc.
filed 2019-10-07
CIK 1617669

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

EXPLANATORY NOTE

This amendment No. 1 to Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K of Unique Fabricating, Inc. (the “Company”) for the year ended December 30, 2018, originally filed with the Securities and Exchange Commission on March 7, 2019 (the “Original Filing”). This Amendment is being filed solely to correct an erroneous date reference in the first paragraph of the certification filed as Exhibit 32.1 to the Original Filing and replaces the previously filed version of Exhibit 32.1.

Except as described above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included and untrue statement of a material fact necessary to make a statement not misleading.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this Amendment:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE FABRICATING, INC.

Date: October 7, 2019	By:	/s/ Byrd Douglas Cain, III
Name: Byrd Douglas Cain, III
Title: President and Chief Executive Officer