Form 10-Q
period 2019-09-29
Unique Fabricating, Inc.
filed 2019-11-07
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-37480
UNIQUE FABRICATING, INC.
(Exact name of registrant as specified in its Charter)

Delaware	46-1846791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of November 7, 2019, the registrant had 9,779,147 shares of common stock outstanding.

Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 29, 2019 (unaudited) and as of December 30, 2018 (unaudited)	1
Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 29, 2019 (unaudited) and thirteen and thirty-nine week periods ended September 30, 2018 (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine week periods ended September 29, 2019 (unaudited) and the thirteen and thirty-nine week periods ended September 30, 2018 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the thirteen and thirty-nine week periods ended September 29, 2019 (unaudited) and thirteen and thirty-nine week periods ended September 30, 2018 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42
Part II Other Information	43
Signatures	45

i

ITEM 1. FINANCIAL STATEMENTS
UNIQUE FABRICATING, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	September 29, 2019	December 30, 2018
Assets
Current assets
Cash and cash equivalents	$1,527,065	$1,409,593
Accounts receivable – net	27,852,600	30,831,182
Inventory – net	14,532,549	16,285,507
Prepaid expenses and other current assets:
Prepaid expenses and other	2,606,478	2,511,486
Refundable taxes	1,405,034	983,073
Total current assets	47,923,726	52,020,841
Property, plant, and equipment – net	24,991,472	25,077,745
Goodwill	22,110,782	28,871,179
Intangible assets– net	12,598,169	15,568,383
Other assets
Investments – at cost	1,054,120	1,054,120
Deposits and other assets	225,057	198,854
Deferred tax asset	744,920	496,181
Total assets	$109,648,246	$123,287,303
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,805,366	$11,465,222
Current maturities of long-term debt	2,947,498	3,350,000
Income taxes payable	—	40,634
Accrued compensation	2,329,549	2,848,282
Other accrued liabilities	1,731,984	1,432,109
Total current liabilities	19,814,397	19,136,247
Long-term debt – net of current portion	33,432,062	34,667,768
Line of credit-net	14,453,598	17,904,869
Other long-term liabilities	1,037,994	395,154
Deferred tax liability	1,470,413	2,295,105
Total liabilities	70,208,464	74,399,143
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at September 29, 2019 and December 30, 2018, respectively	9,780	9,780
Additional paid-in-capital	45,998,996	45,881,848
Retained earnings	(6,568,994)	2,996,532
Total stockholders’ equity	39,439,782	48,888,160
Total liabilities and stockholders’ equity	$109,648,246	$123,287,303

See Notes to Condensed Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
Net sales	$38,549,844	$42,051,968	$116,905,831	$135,098,491
Cost of sales	31,375,421	33,528,457	93,219,296	104,305,811
Gross profit	7,174,423	8,523,511	23,686,535	30,792,680
Selling, general, and administrative expenses	6,538,005	7,226,204	21,234,250	22,571,692
Impairment of goodwill	—	—	6,760,397	—
Restructuring expenses	990,649	175,526	1,815,188	1,155,910
Operating (loss) income	(354,231)	1,121,781	(6,123,300)	7,065,078
Non-operating (expense) income
Other (expense) income, net	(13,496)	21,166	29,303	(43,167)
Interest expense	(1,148,700)	(836,887)	(3,580,434)	(2,433,360)
Total non-operating expense, net	(1,162,196)	(815,721)	(3,551,131)	(2,476,527)
(Loss) income – before income taxes	(1,516,427)	306,060	(9,674,431)	4,588,551
Income tax (benefit) expense	(252,270)	(320,763)	(597,862)	698,830
Net (loss) income	$(1,264,157)	$626,823	$(9,076,569)	$3,889,721
Net (loss) income per share
Basic	$(0.13)	$0.06	$(0.93)	$0.40
Diluted	$(0.13)	$0.06	$(0.93)	$0.39
Cash dividends declared per share	$—	$0.15	$0.05	$0.45

See Notes to Condensed Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Condensed Consolidated Statements of Stockholders’ Equity  (Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 31, 2017	9,757,563	$9,758	$45,712,568	$5,159,753	$50,882,079
Net income	—	—	—	1,511,889	1,511,889
Stock option expense	—	—	33,260	—	33,260
Exercise of warrants and options for common stock	9,000	9	29,991	—	30,000
Cash dividends paid	—	—	—	(1,465,000)	(1,465,000)
Balance - April 1, 2018	9,766,563	$9,767	$45,775,819	$5,206,642	$50,992,228
Net income	—	—	—	1,751,009	1,751,009
Stock option expense	—	—	32,680	—	32,680
Exercise of warrants and options for common stock	5,024	5	3,995	—	4,000
Cash dividends paid	—	—	—	(1,465,223)	(1,465,223)
Balance - July 1, 2018	9,771,587	$9,772	$45,812,494	$5,492,428	$51,314,694
Net income	—	—	—	626,823	626,823
Stock option expense	—	—	32,681	—	32,681
Exercise of warrants and options for common stock	—	—	—	—	—
Cash dividends paid	—		—	(1,465,681)	(1,465,681)
Balance - September 30, 2018	9,771,587	$9,772	$45,812,494	$5,492,428	$50,508,517

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$9,780	$45,881,848	$2,996,532	$48,888,160
Net loss	—	—	—	(189,117)	(189,117)
Stock option expense	—	—	32,681	—	32,681
Cash dividends paid	—	—	—	(488,957)	(488,957)
Balance - April 1, 2019	9,779,147	$9,780	$45,914,529	$2,318,458	$48,242,767
Net (loss) income	—	—	—	(7,623,295)	(7,623,295)
Stock option expense	—	—	65,681	—	65,681
Balance - June 30, 2019	9,779,147	$9,780	$45,980,210	$(5,304,837)	$40,685,153
Net (loss) income	—	—	—	(1,264,157)	(1,264,157)
Stock option expense	—	—	18,786	—	18,786
Balance - September 29, 2019	9,779,147	$9,780	$45,998,996	$(6,568,994)	$39,439,782

See Notes to Condensed Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
 Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
Cash flows from operating activities
Net (loss) income	$(9,076,569)	$3,889,721
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	6,760,397	—
Inventory allowance	1,741,924	—
Depreciation and amortization	5,139,638	4,947,495
Amortization of debt issuance costs	133,112	106,609
Loss on sale of assets	4,959	5,179
Bad debt adjustment	191,363	(52,483)
Loss (gain) on derivative instrument	745,803	(5,645)
Stock option expense	117,148	98,621
Deferred income taxes	(1,073,431)	27,797
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	2,787,219	(3,902,083)
Inventory	11,034	(1,176,587)
Prepaid expenses and other assets	(646,119)	(445,198)
Accounts payable	336,821	2,708,213
Accrued and other liabilities	(259,492)	614,747
Net cash provided by operating activities	6,913,807	6,816,386
Cash flows from investing activities
Purchases of property and equipment	(2,129,658)	(4,691,424)
Proceeds from sale of property and equipment	41,548	28,205
Net cash used in investing activities	(2,088,110)	(4,663,219)
Cash flows from financing activities
Net change in bank overdraft	1,003,323	(364,849)
Payments on term loans and note payable	(3,012,500)	(2,962,477)
Proceeds from capital expenditure line	1,300,000	—
(Repayment) proceeds from revolving credit facilities, net	(3,510,091)	5,088,039
Proceeds from exercise of stock options and warrants	—	34,000
Distribution of cash dividends	(488,957)	(4,395,904)
Net cash used in financing activities	(4,708,225)	(2,601,191)
Net increase (decrease) in cash and cash equivalents	117,472	(448,024)
Cash and cash equivalents – beginning of period	1,409,593	1,430,937
Cash and cash equivalents – end of period	$1,527,065	$982,913
Supplemental disclosure of cash flow Information – cash paid for
Interest	$3,442,309	$2,304,312
Income taxes	$356,964	$1,178,482

See Notes to Condensed Consolidated Financial Statements.

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. The interim results for the periods presented may not be indicative of the Company's actual annual results. These condensed consolidated financial statements should be read in conjunction with the notes to the condensed consolidated financial statements as of and for the year ended December 30, 2018 included in the Companys’s annual report on Form 10-K for such period.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

Fiscal Years — The Company’s quarterly periods end on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarter and year to date period, which were 13 and 39 weeks, respectively, ended on September 29, 2019, and for 2018, the quarter and year to date period, which were 13 and 39 weeks, respectively, ended on September 30, 2018. Fiscal year 2018 ended on Sunday, December 30, 2018.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $849,423 and $684,996 at September 29, 2019 and December 30, 2018, respectively.

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

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 39 weeks ended September 29, 2019 and 13 and 39 weeks ended September 30, 2018, respectively.

Property, Plant, and Equipment — Property, plant, and equipment purchases are recorded at cost. Property, plant, and equipment acquired as part of a business combination are recorded at estimated fair value at the time of the business combination. Depreciation is calculated using the straight line method over the estimated useful life of each asset. Leasehold

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

improvements are depreciated over the shorter of the estimated useful life of the asset or the period of the related leases. Upon retirement or disposal, the initial cost or valuation and accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repair and maintenance costs are expensed as incurred.

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Acquired intangible assets subject to amortization are amortized on a straight line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over their respective estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were present and all originally assigned useful lives remained appropriate during the 13 and 39 weeks ended September 29, 2019 and 13 and 39 weeks ended September 30, 2018, respectively.

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

During the second quarter of 2019, the Company experienced a decline in market capitalization, which is a potential indicator of impairment. As a result, the Company performed an interim quantitative assessment as of June 30, 2019, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of June 30, 2019. A goodwill impairment charge of $6,760,397 was recognized during the 39 weeks ended September 29, 2019 and no impairment charges recognized during the 13 weeks ended September 29, 2019 and 13 and 39 weeks ended September 30, 2018, respectively. Key assumptions used in the analysis were a discount rate of 12.5%, EBITDA margin and a terminal growth rate of 2.0%. No such indicators of impairment were identified during the 13 weeks ended September 29, 2019.

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

At September 29, 2019 and December 30, 2018, debt issuance costs were $322,973 and $381,793, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $407,938 and $482,232, respectively. On November 8, 2018, the Company amended its current Credit Agreement (the “Amended and Restated Credit Agreement”), which increased the Company's term loan debt and is further described in Note 6. The Company reviewed this amendment for extinguishment accounting and concluded that as of the date of the amendment $59,110 of the remaining $172,600 debt issuance costs not amortized on the revolving debt facility qualified for extinguishment accounting and were recognized as a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all of the of remaining unamortized debt issuance costs on the term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.

Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $44,369 and $133,112 for the 13 and 39 weeks ended September 29, 2019, and $35,536 and $106,609 for the 13 and 39 weeks ended September 30, 2018, respectively.

Investments — Investments in entities in which the Company has less than a 20 percent interest or is not able to exercise significant influence are carried at cost, as there is not a readily determined fair value for these investments. Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

earnings, which are applied as a reduction of the cost of the investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No dividend income or impairment loss was recognized for the 13 and 39 weeks ended September 29, 2019 and 13 and 39 weeks ended September 30, 2018, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $2,639,254 and $1,802,712 of checks issued in excess of available cash balances at September 29, 2019 and December 30, 2018, respectively.

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

Revenue Recognition — The following table presents the Company's net sales disaggregated by major sales channel for the 13 and 39 weeks ended September 29, 2019:

	Thirteen Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 29, 2019
Net Sales
Automotive	$33,432,013	$100,964,000
HVAC, water heater, and appliances	3,096,874	10,354,874
Other	2,020,957	5,586,957
Total	$38,549,844	$116,905,831

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

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of September 29, 2019 and September 30, 2018. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 13 and 39 weeks ended September 29, 2019 or September 30, 2018, respectively.

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

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 13 and 39 weeks ended September 29, 2019 and 13 and 39 weeks ended September 30, 2018, the Company’s net sales were derived from customers principally engaged in the North American automotive industry.  The following table presents the Company's sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales:

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
General Motors Company (GM)	17%	15%	18%	14%
Fiat Chrysler Automobiles (FCA)	15%	16%	15%	16%
Ford Motor Company (Ford)	14%	10%	12%	11%

No customer represented more than 10 percent of direct Company sales for the 13 weeks ended September 29, 2019. GM accounted for 10 percent of direct Company sales for the 39 weeks ended September 29, 2019. No customer represented more than 10 percent of direct Company sales for the 13 and 39 weeks ended September 30, 2018.

GM accounted for more than 8 percent of direct accounts receivable as of September 29, 2019. GM accounted for 14 percent of direct accounts receivable as of December 30, 2018.

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Labor Markets — At September 29, 2019, of the Company’s hourly plant employees working in the United States manufacturing facilities, 32 percent were covered under a collective bargaining agreement which expires in August 2022 while another 6 percent were covered under a separate collective bargaining agreement that expires in February 2023. On October 18, 2019, subsequent to the end of the third quarter, the Company's hourly plant employees in Bryan, Ohio voted to unionize with a contract to be negotiated during the fourth quarter of 2019.

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the Company's functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At September 29, 2019, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2019 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. The following table presents the Company's production in Mexico, Canada, and other foreign markets:

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
Mexico	19%	17%	19%	18%
Canada	7%	10%	7%	10%
Other	—%	—%	—%	—%

The following table presents the Company's sales derived from customers located in Mexico, Canada, and other foreign countries:

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
Mexico	19%	18%	18%	17%
Canada	7%	9%	9%	10%
Other	1%	2%	1%	2%

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

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 2 — Business Combinations

The Company intends to continue to selectively pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets. There were no new acquisitions for the 13 and 39 weeks ended September 29, 2019 or for the 13 and 39 weeks ended September 30, 2018.

Note 3 — Inventory

Inventory consists of the following:

	September 29, 2019	December 30, 2018
Raw materials	$8,375,838	$9,562,962
Work in progress	534,472	547,729
Finished goods	5,622,239	6,174,816
Total inventory	$14,532,549	$16,285,507

The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $2,350,600 and $557,066 at September 29, 2019 and December 30, 2018, respectively. During the third quarter of 2019, the Company increased the inventory allowance by $1,741,924 which is included in cost of sales in the condensed consolidated statement of operations. This was due to the loss of business from the end of life of certain programs coupled with the on-going implementation of the Company's new Enterprise Resource Planning (ERP) system providing more detailed information that led the Company to review estimated future demand in the next twelve months. No similar increase to the inventory allowance occurred during the 13 and 39 weeks ended September 30, 2018.

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Included in inventory are assets located in Mexico with a carrying amount of $3,148,569 at September 29, 2019 and $3,340,748 at December 30, 2018, and assets located in Canada with a carrying amount of $1,045,303 at September 29, 2019 and $1,177,256 at December 30, 2018.

Note 4 — Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 29, 2019	December 30, 2018	Depreciable Life – Years
Land	$1,663,153	$1,663,153
Buildings	6,898,455	6,898,455	23 – 40
Shop equipment	23,121,164	21,165,566	7 – 10
Leasehold improvements	1,211,680	1,130,507	3 – 10
Office equipment	1,671,924	1,650,626	3 – 7
Mobile equipment	189,575	282,805	3
Construction in progress	1,520,040	1,514,082
Total cost	36,275,991	34,305,194
Accumulated depreciation	11,284,519	9,227,449
Net property, plant, and equipment	$24,991,472	$25,077,745

Depreciation expense was $738,632 and $2,169,422 for the 13 and 39 weeks ended September 29, 2019, respectively, and $647,541 and $1,872,531 for the 13 and 39 weeks ended September 30, 2018, respectively.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $3,991,934 and $3,209,973 at September 29, 2019 and December 30, 2018, respectively, and assets located in Canada with a carrying amount of $599,553 and $656,183 at September 29, 2019 and December 30, 2018, respectively.

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at September 29, 2019:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$17,467,982	8.16
Trade names	4,673,044	1,642,500	16.43
Non-compete agreements	1,161,790	1,136,175	2.53
Unpatented technology	$1,534,787	$1,047,860	5.00
Total	$33,892,686	$21,294,517

Intangible assets of the Company consist of the following at December 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
Customer contracts	$26,523,065	$14,936,128	8.16
Trade names	4,673,044	1,452,276	16.43
Non-compete agreements	1,161,790	1,117,626	2.53
Unpatented technology	1,534,787	$818,273	5.00
Total	$33,892,686	$18,324,303

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $996,729 and $2,970,216 for the 13 and 39 weeks ended September 29, 2019, respectively, and $1,014,136 and $3,074,964 for the 13 and 39 weeks ended September 30, 2018, respectively.

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimated amortization expense is as follows for the remainder of the current fiscal year and future fiscal years are as follows:

2019	$985,888
2020	3,913,627
2021	2,455,712
2022	1,305,314
2023	978,787
Thereafter	2,958,841
Total	$12,598,169

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

Amended and Restated Credit Agreement

On November 8, 2018, the US Borrower and the CA Borrower entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement which is a five year agreement, among other things, increased the principal amount of US Term Loan borrowings to $26.0 million, created a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extended the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability under the terms of the Amended and Restated Credit Agreement, and left the principal amount on the CA Term Loan at approximately $12.0 million, the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increased the aggregate principal amount to $26.0 million from $15.9 million, in total, from the previous US Term Loan and Term Loan II. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter with a lump sum due at maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

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

As of September 29, 2019, $14,776,571 was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The Revolver had an effective interest rate of 6.362% percent per annum at September 29, 2019, and is secured by substantially all of the Company’s assets. At September 29, 2019, the maximum additional available borrowings under the Revolver was $10,001,372, which includes a reduction for a $100,000 letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities, and a reduction of the borrowing base capacity to $24,877,944 under the borrowing base restrictions of the Amended and Restated Credit Agreement.

Long term debt consists of the following:

	September 29, 2019	December 30, 2018
New US Term Loan, payable to lenders in quarterly installments of $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 6.362% per annum at September 29, 2019. At September 29, 2019, the balance of the New US Term Loan is presented net of a debt discount of $283,743 from costs paid to or on behalf of the lenders.	$24,703,756	$25,664,582
CA Term Loan, payable to lenders in quarterly installments of $375,000 through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 6.362% per annum at September 29, 2019. At September 29, 2019, the balance of the CA Term Loan is presented net of a debt discount of $124,195 from costs paid to or on behalf of the lenders.	10,375,804	$11,853,186

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the Credit Agreement. Interest accrued monthly at an annual rate of 6.00%. The note payable was paid in full on February 6, 2019.	—	500,000
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 6.362% per annum at September 29, 2019.	1,300,000	—
Total debt excluding Revolver	36,379,560	38,017,768
Less current maturities	2,947,498	3,350,000
Long-term debt – Less current maturities	$33,432,062	$34,667,768

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Covenant Compliance

The Amended and Restated Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Amended and Restated Credit Agreement. As of December 30, 2018, the Company was in compliance with these financial covenants. Additionally, the New US Term Loan and CA Term Loan each contains a clause, effective December 30, 2018, that requires an excess cash flow payment to be made to the lenders to reduce the New US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Amended and Restated Credit Agreement. No payments were required to be made in the 13 and 39 weeks ended September 29, 2019.

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

On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the Borrower's non-compliance with the total leverage ratio financial covenant, as defined as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distribution, total leverage ratio is not more than 2.00 to 1.00, post distribution, debt service coverage ratio ("DSCR"), as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial convenants, before and after giving effect to the distributions. The Company is compliant with the covenants set forth in the Waiver and Fourth Amendment as of September 29, 2019.

On August 7, 2019, the Company entered into the Fifth Amendment to the Credit Agreement and Loan Documents (The "Fifth Amendment"). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill.

The Company will not pay a dividend during the remainder of 2019.

Maturities on the Company’s Amended and Restated Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2019	$337,500
2020	3,193,125
2021	4,175,625
2022	4,912,500
2023	38,945,319
Thereafter	—
Total	51,564,069
Discounts	(407,938)
Debt issuance costs	(322,973)
Total debt – Net	$50,833,158

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

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5,037,500 which increased by $378,125 each quarter until June 28, 2019 when the notional amount increased to $17,540,625 due to the interest rate swap from 2016 described above expiring. The notional amount then decreases each quarter by $153,125 until September 30, 2020 when the notional amount increases to $17,475,000 due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $431,250 until December 31, 2021, then decreases each subsequent quarter by $609,375 until it expires on November 8, 2023

At September 29, 2019, the fair value of all swaps was in a net liability position of $1,037,994 and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheet. The Company paid $22,279 and received $63,761 in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 13 and 39 weeks ended September 29, 2019, respectively. At September 30, 2018, the fair value of the swaps was $164,965, and was included in other long-term assets in the consolidated balance sheets. The Company received $35,659 and  $84,554 with respect to the interest rate swaps for the 13 and 39 weeks ended September 30, 2018, respectively. Both the change in fair value and the monthly settlements were included in interest expense in the consolidated statements of operations.

Note 8 — Restructuring

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's restructuring activities are undertaken as necessary to implement management's strategy and improve profitability. The restructuring activities generally relate to realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, either in the normal course of business or pursuant to specific restructuring programs.

2019 Restructurings

Bryan Restructuring

On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. The Company currently expects to cease operations at the Bryan facility by the end of January 2020, and estimates that approximately 43 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

The Company will move existing Bryan production to its manufacturing facilities in Queretaro, Mexico and LaFayette, GA. The Company will provide the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company expects to incur one-time severance costs as a result of this plant closure of approximately $0.5 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which will primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities, will be approximately $0.8 million during the first quarter of 2020.

Evansville Restructuring

On July 16, 2019, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company currently expects to cease operations at the Evansville facility by the end of December 2019, and estimates that approximately 47 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

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

The Company incurred one-time severance costs as a result of this plant closure of $331,416 and $331,416 in the 13 and 39 weeks ended September 29, 2019, respectively. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Evansville to other facilities was $518,493 and $518,493 in the 13 and 39 weeks ended September 29, 2019. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

The Company will incur total lease payments for the remaining term of an existing warehouse lease of $1.2 million which will be accrued upon the cease use of the facility in the fourth quarter of 2019. The Company is actively pursuing a sublease of the facility.

Departures

On September 30, 2019, subsequent to the end of the third quarter, our Chief Financial Officer (CFO) announced his resignation, effective October 11, 2019. The Company's new President and Chief Executive Officer (CEO) will serve as the Interim CFO until such time that a permanent CFO is named. The Company did not incur any restructuring costs in connection with this resignation.

On September 17, 2019, the Company named a new President and Chief Executive Officer of the Company, who began employment with the Company on September 30, 2019, subsequent to the end of the third quarter. The Company did not incur any restructuring costs in connection with this appointment.

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 30, 2019, our former President and Chief Executive Officer of the Company (CEO), resigned as from the board of directors. The Company did not incur any additional restructuring costs in connection with his resignation from the board of directors.

On May 6, 2019, the former President and CEO of the Company resigned by mutual agreement of both parties. The Company incurred one-time restructuring costs of $140,740 and $720,712 during the 13 and 39 weeks ended September 29, 2019, respectively, in connection with his resignation. Further charges expected to be incurred subsequent to September 29, 2019 are expected to be immaterial.

Salaried Restructuring

On May 15, 2019 and February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating a number of salaried positions throughout the Company. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and the Company incurred restructuring costs of $0 and $244,567 in the 13 and 39 weeks ended September 29, 2019, respectively.

The table below summarizes the activity in the restructuring liability for the 39 weeks ended September 29, 2019.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at December 31, 2018	$—	$—	$—
Provision for estimated expenses to be incurred	1,296,695	518,493	1,815,188
Payments made during the period	729,685	384,243	1,113,928
Accrual balance at September 29, 2019	567,010	134,250	701,260

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

In October 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $733,059, for cash proceeds of $876,032 resulting in a gain on the sale of $142,973. The Company did not incur any restructuring costs associated with this closure in the 13 and 39 weeks ended September 29, 2019.

The Company incurred one-time severance costs as a result of this plant closure of $60,423 and $233,782 in the 13 and 39 weeks ended September 30, 2018, respectively. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $115,103 and $559,461 in the 13 and 39 weeks ended September 30, 2018. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

Port Huron Restructuring

On February 1, 2018, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company ceased operations at the Port Huron facility in June of 2018 and 7 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. As such, the Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations, and the Company has continuing cash flows from the production being moved to other of its facilities.  The Company did not incur any restructuring costs associated with this closure in the 13 and 39 weeks ended September 29, 2019.

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

The table below summarizes the activity in the restructuring liability for the 13 and 39 ended September 30, 2018.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at January 1, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	298,551	857,359	1,155,910
Payments made during the period	298,551	857,359	1,155,910
Accrual balance at September 30, 2018	$—	$—	$—

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

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 30, 2019, subsequent to the end of the third quarter, the compensation committee of the board of directors approved the issuance of 72,500 non statutory stock option awards, respectively, to the new CEO of the Company with an exercise price of $2.89 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. Vested awards can only be exercised while the participant is employed by the Company.

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

The fair value of each of the option awards described above is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options for adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 11, 2019	September 15, 2017	April 29, 2016	November 20, 2015	August 17, 2015
Expected volatility	40.00%	40.00%	40.00%	35.00%	38.00%
Dividend yield	—%	7.00%	5.00%	5.00%	4.80%
Expected term (in years)	5	5	5	5	5
Risk-free rate	1.85%	1.81%	1.28%	1.70%	1.58%

On September 30, 2019, subsequent to the end of the third quarter, the compensation committee of the board of directors approved the issuance of 140,000 non statutory stock option awards to the new CEO of the Company with an exercise price of $2.89 per share. These awards vest 40 percent on September 30, 2020 and an additional 20 percent on each of September 30, 2021, 2022, and 2023 thereafter. Vested awards can only be exercised while the participant is employed by the Company. On September 30, 2019, subsequent to the end of the third quarter, the compensation committee of the board of directors approved the issuance of 72,500 incentive stock option awards to the new CEO of the Company with an exercise price of $2.89 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. Vested awards can only be exercised while the participant is employed by the Company.

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 30, 2018	563,680	$7.25	5.61
Granted	30,000	$2.93	10
Exercised	—	$—	0
Forfeited or expired(2)	192,200	$—	0
Outstanding at September 29, 2019	401,480	$5.46	5.73	$—
Vested and exercisable at September 29, 2019	343,040	$5.50	5.10	$—

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of September 29, 2019 and multiplying this result by the related number of options outstanding and exercisable at September 29, 2019. The estimated fair value of the shares is based on the closing price of the stock of $2.85 as of September 29, 2019. As of September 29, 2019 there is no intrinsic value as the exercise prices are greater than the estimated fair value.

(2)	Represents shares forfeited by the former CEO in May 2019 as a result of his departure.

The Company recorded compensation expense of $18,786 and $117,147 for the 13 and 39 weeks ended September 29, 2019, respectively, and $32,681 and $98,621 for the 13 and 39 weeks ended September 30, 2018, respectively, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax (expense) benefit related to share based compensation expense was $3,126 and $24,039 for the 13 and 39 weeks ended September 29, 2019 and $(680) and $15,020 for the 13 and 39 weeks ended September 30, 2018.

As of September 29, 2019, there was $46,355 of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 0.42 years.

Note 10 — Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Income tax (benefit) expense for the 13 and 39 weeks ended September 29, 2019 was $(252,270) and $(597,862), respectively, compared to $(320,763) and $698,830 for the 13 and 39 weeks ended September 30, 2018, respectively.

During the 13 weeks ended September 29, 2019, the differences between the actual effective tax rate of 16.6% and the statutory rate of 21.0% was primarily due to earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cut and Jobs Act, partially offset by tax credits in the U.S.

During the 39 weeks ended September 29, 2019, the difference between the actual effective tax rate of 6.8% and statutory rate of 21.0% was primarily due to the impairment of non-deductible goodwill as well as earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cut and Jobs Act, partially offset by tax credits in the U.S.

During the 13 and 39 weeks ended September 30, 2018, the difference between the actual effective tax rate of (104.8)% and 15.2%, respectively, and the statutory rate of 21.0% was primarily due to provision to return adjustments on the 2017 return related to one-time transition tax expense, research and development credits, and manufacturing incentives in the U.S., partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2024. The leases for office space and production facilities require the Company to pay taxes, insurance, utilities and maintenance costs. Five of the leases for office space and production facilities provide for escalating rents over the life of the respective leases and rent expense for these leases is recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in other accrued liabilities in the consolidated balance sheets. Total rent expense charged to operations was approximately $762,193 and $1,748,611 for the 13 and 39 weeks ended September 29, 2019 and $621,986 and $1,956,437 for the 13 and 39 weeks ended September 30, 2018.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at September 29, 2019:

2019	$582,870
2020	2,334,821
2021	2,212,300
2022	1,726,243
2023	1,175,351
Thereafter	7,587,350
Total	$15,618,935

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $118,315 and $370,723, respectively, for the 13 and 39 weeks ended September 29, 2019 and $125,870 and $385,752, respectively, for the 13 and 39 weeks ended September 30, 2018.

The Intasco operations acquired in April 2016 had separate retirement plans. The United States facility in Port Huron, Michigan sponsored a SIMPLE IRA account for qualifying employees. The plan makes a contribution equal to 3 percent of a participant's gross wages to the participating employees' SIMPLE IRA accounts. Contributions by Intasco in the United States totaled $0 for the 13 and 39 weeks ended September 29, 2019, because the plant closed in June of 2018 as noted in Note 8, and $0 and $1,502, respectively, for the 13 and 39 weeks ended September 30, 2018.

The Canadian facility sponsors a retirement plan whereby Intasco makes a matching contribution of participant contributions up to a maximum amount based on the participants' number of years of service. Contributions by Intasco in Canada totaled $8,154 and $37,856, respectively, for the 13 and 39 weeks ended September 29, 2019 and $8,474 and $36,838, respectively, for the 13 and 39 weeks ended September 30, 2018.

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300,000 and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56,250 and $168,750, respectively, for the 13 and 39 weeks ended September 29, 2019 and $56,250 and $168,750, respectively, for the 13 and 39 weeks ended September 30, 2018. The management agreement had an initial term of five years, expiring on March 18, 2018, and renews automatically annually for additional one year terms. The current term expires on March 18, 2020. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.

In 2019, the Company entered into a services agreement with 6th Avenue Group, which is a company owned by a Board member of the Company. The services performed have been related to providing assistance for long term strategic planning for the Company as well as aiding in helping the Company with CEO transition services. As previously mentioned in Note 8, the Company's CEO resigned on May 6, 2019. The Company incurred fees to the 6th Avenue Group of $62,500 and $138,319, respectively, for the 13 and 39 weeks ended September 29, 2019. The services provided by 6th Avenue Group are expected to end in 2019. This Board member, as discussed in Note 9, was also awarded stock options for 30,000 shares for her services on June 11, 2019.

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

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share.

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
Basic earnings per share calculation:
Net (loss) income	$(1,264,157)	$626,823	$(9,076,569)	$3,889,721
Net (loss) income attributable to common stockholders	$(1,264,157)	$626,823	$(9,076,569)	$3,889,721
Weighted average shares outstanding	9,779,147	9,771,587	9,779,147	9,768,649
Net (loss) income per share-basic	$(0.13)	$0.06	$(0.93)	$0.40

Diluted earnings per share calculation:
Net (loss) income	$(1,264,157)	$626,823	$(9,076,569)	$3,889,721
Weighted average shares outstanding	9,779,147	9,771,587	9,779,147	9,768,649
Effect of dilutive securities:
Stock options(1)(2)	—	146,322	—	146,642
Warrants(2)	—	716	—	709
Diluted weighted average shares outstanding	9,779,147	9,918,625	9,779,147	9,916,000
Net (loss) income per share-diluted	$(0.13)	$0.06	$(0.93)	$0.39

(1)Due to a net loss for the 13 and 39 weeks ended September 29, 2019, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution.

(2)Options to purchase 329,080 shares of common stock remaining to be exercised under the 2013 plan were considered in the computation of diluted earnings per share using the treasury stock method in the 2018 calculation. Warrants to purchase 1,185 shares of common stock remaining to be exercised, warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, options to purchase 220,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 plan and 2014 plan,

UNIQUE FABRICATING, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, in April 2016, and options to purchase 5,000 and 15,000 shares of common stock that were granted under the 2013 plan and 2014 plan, were not included in the computation of diluted earnings per share in the 2019 and 2018 periods because the effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes to unaudited condensed consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended December 30, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.

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

Basis of Presentation

The Company’s policy is that quarterly periods end on the Sunday closest to the end of the calendar quarterly period. The second quarter of 2019 ended on September 29, 2019 and the second quarter of 2018 ended on September 30, 2018. The Company’s policy is that fiscal years end annually on the Sunday closest to the end of the calendar year end. Our 2018 fiscal year ended on December 30, 2018 and the current fiscal year will end on December 29, 2019. The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Overview

Unique Fabricating is engaged in the engineering and manufacture of multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. The Company combines a long history of organic growth with some more recent strategic acquisitions to diversify both product capabilities and markets served.

Unique Fabricating’s markets served are the North America automotive and heavy duty truck, as well as the appliance, water heater and HVAC markets. Sales are conducted directly with major automotive and heavy duty truck, appliance, water heater and HVAC OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Evansville, Indiana, Bryan, Ohio, Monterrey, Mexico, Queretaro, Mexico and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

Unique Fabricating derives the majority of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced from a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding, and fusion molding. We believe the Company has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air noise and water intrusion, and by providing sound absorption and blocking, Unique Fabricating’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life. We primarily operate within the highly competitive and cyclical automotive parts industry. Through 2016, the industry experienced consistent growth as it recovered from the recession of 2009. However, the industry has been declining somewhat in the years since then.

Recent Developments

Third Quarter Results

Third quarter results were adversely affected by a number of factors including an overall decrease in North American vehicle production, the loss of business due to end of life of certain vehicle platforms and the discontinuation of certain passenger car platforms at a certain OEM, and a UAW strike at a certain OEM. We expect that these factors may continue to adversely affect results through the remainder of this year.

During the third quarter of 2019, the Company increased the inventory allowance by $1,741,924 which is included in cost of sales in the condensed consolidated statement of operations. This was due to the loss of business from the end of life of certain programs coupled with the on-going implementation of the Company's new Enterprise Resource Planning (ERP) system providing more detailed information that led the Company to review estimated future demand in the next twelve months. No similar increase to the inventory allowance occurred during the 13 and 39 weeks ended September 30, 2018.

Departures

On September 30, 2019, subsequent to the end of the third quarter, our Chief Financial Officer (CFO) announced his resignation, effective October 11, 2019. The Company's new President and Chief Executive Officer (CEO) will serve as the Interim CFO until such a time that a permanent CFO is named. The Company did not incur restructuring costs in connection with this resignation.

On September 17, 2019, the Company named a new President and CEO of the Company, who began employment with the Company on September 30, 2019, subsequent to the end of the third quarter. The Company did not incur any restructuring costs in connection with this appointment.

On July 30, 2019, subsequent to our quarter-end, our former President and Chief Executive Officer of the Company (CEO), resigned as a member of the board of directors. The Company did not incur any additional restructuring costs in connection with his resignation from the board of directors.

On May 6, 2019, our former President and CEO resigned by mutual agreement of both parties. The Company incurred one-time restructuring costs of $140,740 and $720,712 during the 13 and 39 weeks ended September 29, 2019, respectively in connection with his resignation. Further charges with respect to his resignation as President and CEO are expected to be incurred in the fourth quarter of 2019 are expected to be immaterial.

Salaried Restructuring

On May 15, 2019 and February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating a number of salaried positions throughout the Company. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and the Company incurred restructuring costs of $0 and $244,567 in the 13 and 39 weeks ended September 29, 2019, respectively.

Bryan Facility Closure

On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. The Company currently expects to cease operations at the Bryan facility by the end of January 2020, and estimates that approximately 43 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

The Company will move existing Bryan production to its manufacturing facilities in Queretaro, Mexico and LaFayette, GA. The Company will provide the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company expects to incur one-time severance costs as a result of this plant closure of approximately $0.5 million during the first quarter of 2020. The amount of other costs incurred associated with this plant closure, which will primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities, will be approximately $0.8 million during the first quarter of 2020.

Evansville Facility Closure

On July 16, 2019, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company currently expects to cease operations at the Evansville facility by the end of December 2019, and estimates that approximately 47 positions will be eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

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

The Company incurred one-time severance costs as a result of this plant closure of $331,416 and $331,416 in the 13 and 39 weeks ended September 29, 2019, respectively. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Evansville to other facilities, was $518,493 and $518,493 in the 13 and 39 weeks ended September 29, 2019. All of these costs were recorded as restructuring expense in continuing operations in the Company's condensed consolidated statements of operations.

The Company will incur total lease payments for the remaining term of an existing warehouse lease of $1.2 million which will be accrued upon the cease use of the facility in the fourth quarter of 2019. The Company is actively pursuing a sublease of the facility.

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

In October 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $733,059, for cash proceeds of $876,032 resulting in a gain on the sale of $142,973.  The Company did not incur any restructuring costs associated with this closure in the 13 and 39 weeks ended September 29, 2019.

The Company incurred one-time severance costs as a result of this plant closure of $60,423 and $233,782, respectively, in the 13 and 39 weeks ended September 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $115,103 and $559,461, respectively, in the 13 and 39 weeks ended September 30, 2018. All of these costs were recorded as restructuring expense in continuing operations in the Company's condensed consolidated statements of operations.

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

The Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company has continuing cash flows from the production being moved to other of its facilities. The Company did not incur any restructuring costs associated with this closure in the 13 and 39 weeks ended September 29, 2019.

The Company incurred one-time severance costs as a result of this plant closure of $0 and $64,768, respectively, in the 13 and 39 weeks ended September 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $0 and $297,899, respectively, in the 13 and 39 weeks ended September 30, 2018. All of these costs were recorded as restructuring expense in continuing operations in the Company's condensed consolidated statements of operations.

Impairment of Goodwill

During the second quarter of 2019, the Company experienced a decline in market capitalization, which under applicable accounting standards, is a potential indicator of impairment. As a result, the Company performed an interim quantitative assessment as of June 30, 2019, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the Company exceeded the fair value of the Company by $6.76 million and, accordingly, an impairment was recorded during the second quarter of 2019. Key assumptions used in the analysis were a discount rate of 12.5%, EBITDA margin and a terminal growth rate of 2.0%. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables. Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were a 50 basis point decline in EBITDA margin used to determine expected future cash flows would have resulted in an additional impairment of approximately $12.3 million. No such indicators of impairment were identified during the 13 weeks ended September 29, 2019.

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

Amended and Restated Credit Agreement

On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability under the terms of the Amended and Restated Credit Agreement, and left the principal amount on the CA Term Loan the same as at September 30, 2018, approximately $12.0 million, and the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”) into one term loan, and increases the aggregate principal amount to $26.0 million from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

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

On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the Borrower's non-compliance with the total leverage ratio financial covenant, as defined as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions,, total leverage ratio is not more than 2.00 to 1.00, post distribution debt service coverage ratio ("DSCR"), as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions. The Company is compliant with the covenants set forth in the Waiver and Fourth Amendment as of September 29, 2019.

On August 7, 2019, the Company entered into the Fifth Amendment to the Credit Agreement and Loan Documents (The "Fifth Amendment"). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill. The Company will not pay a dividend during the remainder of 2019.

Comparison of Results of Operations for the Thirteen Weeks Ended September 29, 2019 and the Thirteen Weeks Ended September 30, 2018

Thirteen Weeks Ended September 29, 2019 and Thirteen Weeks Ended September 30, 2018

Net Sales

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018
	(in thousands)
Net sales	$38,550	$42,052

Net sales for the 13 weeks ended September 29, 2019 were approximately $38.55 million compared to $42.05 million for the 13 weeks ended September 30, 2018. The decrease in sales for the 13 weeks ended September 29, 2019, was primarily driven by the end of life of certain vehicle platforms, business loss associated with the on-going plant closure at Evansville, Indiana and the prior year plant closures of Ft. Smith, Arkansas, and Port Huron, Michigan, and the United Auto Workers (UAW) strike at a certain OEM.

Cost of Sales

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018
	(in thousands)
Materials	$21,101	$21,439
Direct labor and benefits	5,595	6,910
Manufacturing overhead	4,002	4,605
Sub-total	30,698	32,954
Depreciation	678	574
Cost of Sales	31,376	33,528
Gross Profit	$7,174	$8,524

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018
Materials	54.7%	51.0%
Direct labor and benefits	14.5%	16.4%
Manufacturing overhead	10.4%	10.9%
Sub-total	79.6%	78.3%
Depreciation	1.8%	1.4%
Cost of Sales	81.4%	79.7%
Gross Profit	18.6%	20.3%

Cost of sales as a percentage of net sales for the 13 weeks ended September 29, 2019 increased to 81.4% from 79.7% for the 13 weeks ended September 30, 2018. The increase in cost of sales as a percentage of net sales was primarily attributable to an increase to the inventory allowance of $1.74 million, due to the loss of business from the end of life of certain programs coupled with the on-going implementation of the Company's new Enterprise Resource Planning (ERP) system providing more detailed information that led the Company to review estimated future demand in the next twelve months. Material costs increased to 54.7% of net sales for the 13 weeks ended September 29, 2019 from 51.0% for the 13 weeks ended September 30, 2018 as a result of an increase to the inventory allowance noted above. Direct labor and benefit costs as a percentage of net sales was 14.5% for the 13 weeks ended September 29, 2019 compared to 16.4% for the 13 weeks ended September 30, 2018 primarily due lower health insurance claims incurred under our self-insured health and welfare benefit plans. Manufacturing overhead costs as a percentage of net sales was 10.4% for the 13 weeks ended September 29, 2019 versus 10.9% for the 13 weeks ended September 30, 2018. Depreciation costs increased to 1.8% of net sales for the 13 weeks ended September 29, 2019 compared to 1.4% for the 13 weeks ended September 30, 2018, largely due to the decline in revenues from the third quarter of 2018, as well as the investment in new equipment we made during 2018 to increase our capacity at our manufacturing facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 13 weeks ended September 29, 2019 decreased to 18.6% from 20.3% for the 13 weeks ended September 30, 2018.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of depreciation and amortization	$5,480	$6,139
Depreciation and amortization	1,058	1,087
SG&A	$6,538	$7,226
SG&A as a % of net sales	16.9%	17.2%

SG&A as a percentage of net sales for the 13 weeks ended September 29, 2019, decreased to 16.9% from 17.2% for the 13 weeks ended September 30, 2018. The decrease is primarily related to cost reductions from salaried restructuring completed in 2019 as compared to the 13 weeks ended September 30, 2018.

Operating (Loss) Income

As a result of the above mentioned factors, as well as restructuring expenses of $0.99 million for the 13 weeks ended September 29, 2019, compared to restructuring expenses of $0.18 million for the 13 weeks ended September 30, 2018, operating loss for the 13 weeks ended September 29, 2019 was $(0.35) million compared to operating income of $1.12 million for the 13 weeks ended September 30, 2018.

Non-Operating Expense

Non-operating expense for the 13 weeks ended September 29, 2019 was $1.16 million compared to $0.82 million for the 13 weeks ended September 30, 2018. The change in non-operating expense was primarily driven by an increase in interest expense due to higher interest rates in the 13 weeks ended September 29, 2019.

(Loss) Income Before Income Taxes

As a result of the foregoing factors, (loss) before income taxes for the 13 weeks ended September 29, 2019 was $(1.52) million compared to income before income taxes of $0.31 million for the 13 weeks ended September 30, 2018.

Income Tax Provision

During the 13 weeks ended September 29, 2019, income tax benefit was $(0.23) million, and the effective income tax rate was 16.6%. The differences between the effective tax rate and the statutory rate of 21.0% are primarily due to earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cut and Jobs Act, partially offset by tax credits. These adjustments are explained further in Note 10.

During the 13 weeks ended September 30, 2018, income tax expense was $0.32 million, and the effective income tax rate was (104.8)%. The effective tax rate was lower than the statutory rate of 21.0% primarily due to provision to return adjustments related to one-time transition tax expense, research and development credits, and manufacturing incentives in the U.S.; partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S.

Net (loss) income

As a result of the inventory allowance, restructuring expenses, lower net sales, and changes in other expenses and benefits discussed above, net loss for the 13 weeks ended September 29, 2019 was $(1.26) million compared to net income of $0.63 million during the 13 weeks ended September 30, 2018.

Thirty-Nine Weeks Ended September 29, 2019 and Thirty-Nine Weeks Ended September 29, 2018

Net Sales

	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
	(in thousands)
Net sales	$116,906	$135,098

Net sales for the 39 weeks ended September 29, 2019 were approximately $116.9 million compared to $135.1 million for the 39 weeks ended September 30, 2018. The decrease in net sales for the 39 weeks ended September 29, 2019, driven by the end of life of certain vehicle platforms, business loss associated with the on-going plant closure at Evansville, Indiana and the prior year plant closures of Ft. Smith, Arkansas, and Port Huron, Michigan, and the UAW strike at a certain OEM coupled with an overall decline in North American vehicle production of 1.3% as compared to the 39 weeks ended September 30, 2018.

Cost of Sales

	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
	(in thousands)
Materials	$60,940	$68,122
Direct labor and benefits	17,868	21,068
Manufacturing overhead	12,435	13,475
Sub-total	91,243	102,665
Depreciation	1,976	1,641
Cost of Sales	93,219	104,306
Gross Profit	$23,687	$30,793

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

Cost of Sales as a percent of Net Sales

	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
Materials	52.1%	50.4%
Direct labor and benefits	15.3%	15.6%
Manufacturing overhead	10.6%	10.0%
Sub-total	78.0%	76.0%
Depreciation	1.7%	1.2%
Cost of Sales	79.7%	77.2%
Gross Profit	20.3%	22.8%

Cost of sales as a percentage of net sales for the 39 weeks ended September 29, 2019 increased to 79.7% from 77.2% for the 39 weeks ended September 30, 2018. The increase in cost of sales as a percentage of net sales was primarily attributable to an increase to the inventory allowance of $1.74 million, due to the loss of business from the end of life of certain programs coupled with the on-going implementation of the Company's new Enterprise Resource Planning (ERP) system providing more detailed information that led the Company to review estimated future demand in the next twelve months. Material costs increased to 52.1% of net sales for the 39 weeks ended September 29, 2019 from 50.4% for the 39 weeks ended September 30, 2018 as a result of an increase to the inventory allowance noted above. Direct labor and benefit costs as a percentage of net sales was 15.3% for the 39 weeks ended September 29, 2019 compared to 15.6% for the 39 weeks ended September 30, 2018. Manufacturing overhead costs as a percentage of net sales was 10.6% for the 39 weeks ended September 29, 2019 versus 10.0% for the 39 weeks ended September 30, 2018. The increase in manufacturing overhead costs as a percentage of net sales was primarily due to the decline in sales from the 39 weeks ended September 30, 2018. Depreciation costs increased to 1.7% of net sales for the 39 weeks ended September 29, 2019 compared to 1.2% for the 39 weeks ended September 30, 2018, again largely due to the decline in net sales during the first nine months of 2019, as well as the investment in new equipment we made during 2018 to increase our capacity at our manufacturing facilities.

Gross Profit

As a result of the increase in cost of sales as a percentage of sales described above, gross profit as a percentage of net sales for the 39 weeks ended September 29, 2019 decreased to 20.3% from 22.8% for the 39 weeks ended September 30, 2018.

Selling, General and Administrative Expenses

	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
	(in thousands, except SG&A as a % of net sales)
SG&A, exclusive of depreciation and amortization	$18,070	$19,266
Depreciation and amortization	3,164	3,306
SG&A	$21,234	$22,572
SG&A as a % of net sales	18.2%	16.9%

SG&A as a percentage of net sales for the 39 weeks ended September 29, 2019, despite a decline in the amount expensed, increased to 18.2% from 16.9% for the 39 weeks ended September 30, 2018. The increase is primarily related to the decline of overall net sales in the 39 weeks ended September 29, 2019 compared to the 39 weeks ended September 30, 2018.

Operating (Loss) Income

Impairment of goodwill was $6.76 million and restructuring expenses were $1.82 million for the 39 weeks ended September 29, 2019 compared to impairment of goodwill of $0 and restructuring expenses of $1.16 million for the 39 weeks ended September 30, 2018. As a result of the impairment and restructuring expenses, as well as the other factors discussed above, operating loss for the 39 weeks ended September 29, 2019 was $(6.12) million compared to operating income of $7.07 million for the 39 weeks ended September 30, 2018.

Non-Operating Expense

Non-operating expense for the 39 weeks ended September 29, 2019 was $3.56 million compared to $2.48 million for the 39 weeks ended September 30, 2018. The change in non-operating expense was primarily driven by an increase in interest expense due to an unfavorable mark-to-market of $0.75 million on the interest rate swaps entered into during the fourth quarter of 2018, as required under the Amended and Restated Credit Agreement.

(Loss) Income Before Income Taxes

As a result of the foregoing factors, the loss before income taxes for the 39 weeks ended September 29, 2019 was $(9.67) million compared to income before income taxes of $4.59 million for the 39 weeks ended September 30, 2018.

Income Tax Provision

During the 39 weeks ended September 29, 2019 , income tax benefit was $0.60 million, and the effective income tax rate was 6.8%. The differences between the effective tax rate and the statutory rate of 21.0% are primarily due to to permanent differences between book and tax accounting on the impairment of goodwill as well as earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S, taxation of foreign earnings under the GILTI provisions of the Act, partially offset by tax credits in the U.S. These adjustments are explained further in Note 10.

During the 39 weeks ended September 30, 2018, income tax expense was $0.69 million and the effective income tax rate was 15.2%. The effective tax rate was lower than the statutory rate of 21.0% primarily due to provision to return adjustments related to one-time transition tax expense, research and development credits, and manufacturing incentives in the U.S.; partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S.

Net (loss) income

As a result of the inventory allowance, impairment of goodwill, restructuring expenses, lower net sales, and changes in other expenses and benefits discussed above, net loss for the 39 weeks ended September 29, 2019 was $(9.08) million compared to net income of $3.89 million during the 39 weeks ended September 30, 2018.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited condensed consolidated financial statements included elsewhere in this document, our audited consolidated financial statements included in our Annual Report on Form 10-K, and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (1) non-cash items or (2) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

Thirteen and Thirty-Nine Weeks Ended September 29, 2019 and Thirteen and Thirty-Nine Weeks Ended September 30, 2018

	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
	(in thousands)
Net income	$(1,264)	$627	$(9,077)	$3,890
Plus: Interest expense, net	1,149	837	3,580	2,433
Plus: Income tax (benefit) expense	(252)	(321)	(598)	699
Plus: Depreciation and amortization	1,735	1,662	5,140	4,947
Plus: Non-cash stock award	18	33	117	99
Plus: Non-recurring expenses	14	128	83	128
Plus: Goodwill impairment	—	—	6,760	—
Plus: Restructuring expenses	991	175	1,815	1,156
Plus: Transaction fees	—	27	—	27
Plus: One-time consulting and licensing ERP system implementation costs	255	202	650	522
Adjusted EBITDA	$2,646	$3,370	$8,470	$13,901

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement from our senior lenders.

Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of September 29, 2019 and December 30, 2018, we had a cash balance of $1.53 million and $1.41 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of September 29, 2019 and December 30, 2018, we had $10.4 million and $11.6 million, respectively, available to be borrowed under our revolving credit facility, subject to borrowing base restrictions and outstanding letters of credit. At each such date, we were in compliance with all debt covenants, as outlined in the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving line of credit are sufficient to meet our projected cash requirements for at least the next fifty two weeks.

In 2019, we plan to spend approximately $2.33 million in capital expenditures, of which $2.13 million was spent through September 29, 2019, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and planned capital expenditures, we may elect to pursue additional growth opportunities that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities would be materially adversely affected.

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

On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the Borrower's non-compliance with the total leverage ratio financial covenant, as defined as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Company is compliant with the covenants set forth in the Waiver and Fourth Amendment as of September 29, 2019.

On August 7, 2019, the Company entered into the Fifth Amendment to the Credit Agreement and Loan Documents (The "Fifth Amendment"). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill.

Dividends

The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions, total leverage ratio is not more than 2.00 to 1.00, post distribution DSCR, as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions. The Company will not pay a dividend during the remainder of 2019.

Cash Flow Data

The following table presents cash flow data for the periods indicated.

	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018
Cash flow data	(in thousands)
Cash flow provided by (used in):
Operating activities	$6,914	$6,816
Investing activities	(2,088)	(4,663)
Financing activities	(4,708)	(2,601)

Operating Activities

Cash provided by operating activities consists of: net income adjusted for non-cash items; including depreciation and amortization; gain or loss on sale of assets; inventory reserve; goodwill impairment; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary factors affecting cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.

During the 39 weeks ended September 29, 2019, net cash provided by operating activities was $6.91 million, compared to net cash provided by operating activities of $6.82 million for the 39 weeks ended September 30, 2018.

Net cash provided by operations for the 39 weeks ended September 29, 2019 was positively impacted by decreases in working capital, primarily in accounts receivable.

Net cash provided by operations for the 39 weeks ended September 30, 2018 was positively impacted by decreases in working capital, primarily in accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the 39 weeks ended September 29, 2019 and 39 weeks ended September 30, 2018, we made capital expenditures of $2.13 million and $4.69 million, respectively.

We plan to spend a total of approximately $2.33 million in capital expenditures during 2019, including the $2.13 million spent through September 29, 2019.

Financing Activities

Cash flows used in financing activities consists primarily of borrowings and payments under our new and old senior credit facilities, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.

In the 39 weeks ended September 29, 2019, we had outflows of $4.71 million primarily due to $6.51 million payment of the principal amount of our term loans and note payable under our new amended and restated senior credit facility and repayments of the revolving credit facility. These outflows were partially offset by $1.3 million net proceeds from borrowings under our capital expenditure line.

As of September 29, 2019, $14.8 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the new revolving credit facility are subject to borrowing base restrictions and reduced to the extent of letters of credit issued under the new senior credit facility. As of September 29, 2019, the maximum additional available borrowings under the revolver was $10.0 million, subject to borrowing base restrictions and a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities, and a reduction of the borrowing base capacity to $24.9 million under the borrowing base restrictions of the Amended and Restated Credit Agreement. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to compliance with the terms of the facility.

In the 39 weeks ended September 30, 2018, we had outflows of $2.60 million primarily due to $2.96 million reduction of the principal amount of our term loans under our new senior credit facility, and $4.40 million for payments of cash dividends. These outflows were partially offset by $5.09 million net proceeds from borrowings under our revolving credit facility.

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

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its previous maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that could be borrowed under the Revolver reverted back to $30.0 million

Amended and Restated Credit Agreement

On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increased the principal amount of US Term Loan borrowings to $26.0 million, created a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million in the aggregate thereafter through November 8, 2020, and extended the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the principal amount on the CA Term Loan at approximately $12.0 million on September 30, 2018, the same as it was under the previous Credit Agreement as of the end of the third quarter. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increased the aggregate principal amount to $26.0 million dollars from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.75% in the case of the Base Rate and 2.75% to 3.75% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly, as amended by the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement. The effective interest rate as of September 29, 2019 was 6.362%.

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

Contractual Obligations and Commitments

The Company's contractual obligations and commitments outstanding as of September 29, 2019 have not changed materially since the amounts as of December 30, 2018 as set forth in our Annual Report on Form 10-K. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

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

At September 29, 2019, the fair value of all swaps was in a net liability position of $1,037,994 and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheet.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow for timely decisions.

Our controls and procedures are based on assumptions. Additionally, even effective controls and procedures only provide reasonable assurance of achieving their objectives. Accordingly, we cannot guarantee that our controls and procedures will succeed or be adhered to in all circumstances.

We have evaluated our disclosure controls and procedures, with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company's internal controls over financial reporting during the thirty-nine weeks ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Stock Option Agreement 2013 Plan Award
10.2*	Stock Option Agreement 2014 Plan ISO Award
10.3*	Stock Option Agreement 2014 Plan NQO Award
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

UNIQUE FABRICATING, INC.

Date: November 7, 2019	By:	/s/ Byrd Douglas Cain, III
Name: Byrd Douglas Cain, III
Title: Chief Executive Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)