Form 10-K
period 2019-12-29
Unique Fabricating, Inc.
filed 2020-03-27
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of March 1, 2020 the registrant had 9,779,147 shares of common stock outstanding.

As of June 30, 2019 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2019 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the exhibits being filed or incorporated by reference as part of this report, as well as other statements made by Unique Fabricating, Inc. (“Unique,” the “Company,” “we,” “us,” and “our”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These forward-looking statements are contained principally in, but not limited to, the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on management's beliefs and assumptions and on information currently available to us. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. When used in this document the words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. Considering these risks and uncertainties, the future events and circumstances discussed may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Unique Fabricating's markets served are the North America automotive and heavy- duty truck markets, as well as the medical, appliance, water heater and HVAC markets. Sales are conducted directly to major automotive and heavy-duty truck, appliance, water heater and HVAC manufacturers, referred throughout this Annual Report on Form 10-K as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Bryan, Ohio, Monterrey, Mexico, Queretaro, Mexico and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

Unique Fabricating derives most of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe Unique Fabricating has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, Unique Fabricating’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique Fabricating’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life.

Our principal executive offices are currently located at 800 Standard Parkway, Auburn Hills, Michigan, 48326. UFI Acquisition, Inc, a Delaware Corporation (“UFI”), was formed in January 2013 to acquire 100% of the outstanding equity of Unique Fabricating, Inc., and its wholly-owned subsidiaries, Unique Fabricating South, Inc. and Unique Fabricating de Mexico, S.A. de C.V. (collectively, such subsidiaries and other subsidiaries referenced in this Annual Report on Form 10-K, as the “Company” or “Unique” or "Unique Fabricating"). In September 2014, UFI Acquisition, Inc. changed its name to Unique Fabricating, Inc. (“UFI”) which is now the parent company of the group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.

Initial Public Offering (the “IPO”)

On July 7, 2015, we completed our IPO of 2,702,500 shares of common stock at a price to the public of $9.50 per share, including 352,500 shares subject to an over-allotment option granted to the underwriters. After underwriting discounts, commissions, and approximate fees and expenses of the offering, we received net IPO proceeds of approximately $22.2 million. We used part of these proceeds to repay the $13.1 million principal amount of our 16% senior subordinated note together with accrued interest through the date of payment. We used the remaining proceeds to temporarily reduce borrowings under the revolver portion of our then senior secured credit facility. We also issued to the underwriters warrants to purchase up to 141,000 shares of common stock, as additional compensation in the IPO. The warrants are exercisable at a per share exercise price equal to 125% of the initial public offering price of $9.50 per share and may be exercised until the date five years from the date of the IPO.

Automotive Industry Analysis and Industry Trends

North America is the Company’s core market. We manufacture multi-material foam, rubber, plastic components, and tape adhesive related products utilized in noise, vibration and harshness management, acoustical management, water and air sealing, decorative and other functional applications.

Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also can grow through increasing product content per vehicle by increasing business with current customers and in existing markets, gaining new customers and increasing share in adjacent markets. We believe that we are well-positioned to take advantage of these opportunities with the Company's strong North American geographical presence and advanced technology, engineering, manufacturing and customer support capabilities.

Over the next 8 years we expect low to no growth in overall North America light vehicle production while worldwide production will tend to grow slowly, as depicted in the following table.

Source: IHS Automotive (February 2020)

(In thousands, except percentages)
By Region	2020	2021		2022		2023		2024		2025		2026		2027
Europe	20,689	21,244	3%	21,509	1%	21,743	1%	21,918	1%	22,017	—%	22,151	1%	22,725	3%
Greater China	24,392	25,285	4%	26,629	5%	27,914	5%	29,129	4%	30,233	4%	31,175	3%	31,919	2%
Japan/Korea	12,942	12,628	(2)%	12,635	—%	12,767	1%	12,894	1%	12,940	—%	12,984	—%	12,928	—%
Middle East/Africa	1,951	2,102	8%	2,249	7%	2,464	10%	2,668	8%	2,706	1%	2,731	1%	2,785	2%
North America	16,510	16,455	—%	16,499	—%	16,712	1%	16,864	1%	16,988	1%	17,087	1%	17,364	2%
South America	3,414	3,671	8%	3,825	4%	3,976	4%	4,084	3%	4,233	4%	4,347	3%	4,591	6%
South Asia	8,379	8,892	6%	9,420	6%	10,013	6%	10,435	4%	10,911	5%	11,536	6%	11,990	4%
Grand Total	88,277	90,277	2%	92,766	3%	95,589	3%	97,992	3%	100,028	2%	102,011	2%	104,302	2%

In addition to the low overall industry growth, we believe there are a variety of trends that continue to influence the future of the global automotive market. We believe that we are well-positioned to benefit from an increasing number of trends driven by market forces such as:

•
Fuel efficiency/vehicle light-weighting:  Government mandates on fuel efficiency and emission reductions will continue to force the automotive industry to focus on improving the fuel economy of vehicles. This is one of the factors driving the trend of replacing heavier conventional materials in vehicle production with lighter weight components such as plastics and foams.

•
Interior comfort:  Comfort of interiors consistently rank in the top three factors that consumers consider when purchasing a new vehicle and is a key area where vehicle manufactures can differentiate their vehicles. With the ongoing trend of electrification (no engine noise) and increasing demand for quieter vehicles, we expect the use of foam and acoustical insulation in vehicles to increase.

•
Telematics and Infotainment:  The increasing use of telematics and infotainment requires increasingly quieter vehicles for the telematics systems to recognize voice commands and passengers to enjoy the infotainment options. Over the next few years, the vast majority of all new vehicles are expected to include voice recognition systems, increasing the need for quiet interiors. We believe the result will increase the use of acoustic insulation materials, more precise air seals and other noise, vibration and harshness products in all vehicles.

•
Rapid pace of new vehicle launches:  In order to meet consumers’ increasing demand for new products, the automotive market will see a significant number of new launches from vehicle manufacturers over the next few years. Each launch creates new product opportunities for us with the OEMs (Original Equipment Manufacturer) need for noise, vibration and harshness (NVH) and buzz, squeak, rattle (BSR) solutions as they discover unplanned noise issues at the production launch for a new vehicle program. In many of these situations, we develop and begin supplying a solution within days, a level of responsiveness that avoids competitive requests for quotations and produces premium value for our customers.

•
Localization of production:  Due to freight costs, currency fluctuations, logistic issues and protection of supply, many foreign vehicle manufacturers have increased their North American production volumes and are increasing local sourcing of vehicle components. We believe that Unique Fabricating’s production facilities situated in geographic proximity to most North American vehicle assembly locations provide a competitive advantage.

We believe these market trends create opportunities for us to achieve market share gains from increased content per vehicle, new solution-oriented products, geographic shifts in vehicle and component production, and evolving customer sourcing strategies. We continue to develop leading-edge solutions focused on addressing these trends, with products that enable our customers to produce distinctive market-leading products.

As an example of our innovative technical capabilities, we utilized our thermoforming process to develop and produce a line of lightweight flexible air duct systems for a leading OEM, providing an 80% weight reduction and enhanced functionality. This air duct system has developed into Unique Fabricating’s patent pending TwinShape® line of proprietary ducts. Unique Fabricating has been awarded four additional production orders for the TwinShape line of ducts, adding three additional OEM customers since launching the product, and have secured development and prototyping contracts with four additional OEMs in the last few years for potential inclusion of this product in vehicle programs starting with model years 2019 and 2020 vehicles.

Appliance, HVAC, and Water Heater Industries

We are a leading provider of fabricated, non-metallic components to a diverse group of OEMs and tiered suppliers in the appliance, HVAC, and water heater industries. These sales represented approximately 10% of our net sales for the year ended December 29, 2019. These components are primarily manufactured from foam, adhesives, fiberglass, rubber and board-back material. We have extensive materials, engineering and fabrication expertise and deliver custom-designed, innovative solutions for our customers. Our component solutions primarily consist of products used in gasketing, heat deflection, packaging, insulation, water seals, noise reduction and vibration control. Demand for these end-market products is largely driven by the health of the housing sector. According to the U.S. Census bureau, there were 1.6 million new housing starts in 2019 and the National Association of Home Builders forecasts that there will be approximately another 1.4 million new housing starts in 2020.

The United States major household appliance industry, which includes water heaters, is forecast to show growth during 2020, as new and existing home sales, as well as home improvement spending, both of which have a direct impact on appliance industry sales, continue to show positive outlooks. According to an independent source published in December 2019, forecasted revenue for this industry in the United States is expected to grow at an annual rate of 0.5% from 2019 to 2024 to reach approximately $21.1 billion in revenue in 2024. The United States HVAC industry is also poised to benefit from the positive outlook in the housing and home improvement markets. According to an independent source published in January 2020, forecasted revenue for this industry is expected to grow at an annual rate of 1.6% from 2019 to 2024 to reach approximately $48.9 billion in revenue in 2024. We believe these benefits will increase the demand for our products from existing clients including GE, Whirlpool, and Rheem.

Our Objectives

Our goals are to provide exceptional quality, reliable on-time delivery, competitive cost, and technical innovation with rapid engineering support. Our objective is to be the easiest full-service solution provider for our customers, while being a great place for our team members to work. We seek to execute a business model that generates sustainable free cash flow, thereby providing flexibility for capital allocation. We also strive to achieve growth at above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality. In addition, the Company will continue to grow adjacent markets while selectively pursuing opportunistic acquisitions that provide additional products and processes, and entrance into new growth markets.

We work together with our customers in various stages of production, including initial concept and development, routine engineering problem resolution during their product launches and ongoing value engineering. In addition, we collaborate with our customers on component sourcing, quality assurance, manufacturing and delivery in order to develop long-standing business relationships. We believe we are well-positioned to meet customer needs and have a strong, established reputation with customers for providing high-quality products at competitive prices with timely delivery and customer service. Given that both the automotive OEM business and the appliance/water heater OEM business involve long-term business awarded on a platform-by-platform basis, our intent is to leverage our strong technical expertise and customer relationships to obtain new platform awards.

Our Strengths

Our mission is to deliver innovative and timely customer solutions for NVH management, water and air sealing and other functional and decorative applications. We employ our extensive knowledge of raw materials and adhesives, our engineering and creative resources and our rapid response capabilities to deliver technical innovation, exceptional quality, reliable on-time delivery and competitive costs. We believe the key to our core competitive strengths are as follows:

Strong technical expertise.  We have significant expertise and knowledge of materials, adhesives, and manufacturing processes. Our understanding of customers’ design and performance needs, and how our products interface with their applications allow us to engineer effective product solutions. We believe that our engineering talent, test facilities and rapid prototyping capabilities distinguish us from our competitors and enable us to rapidly innovate and develop products that resolve customers’ problems, often within 24 to 48 hours. By understanding our customers’ products and processes, when we are confronted with a customer engineering challenge, we can conceptualize a design concept that allows us to capitalize on the optimum combination of materials to solve a given problem. We can create our own prototype tools in-house so that we go directly from concept to hardware and quickly present tangible product solutions for our customers to evaluate. Our ability to rapidly address customer challenges and provide prototype parts that include the use of new materials, products or processes is one of our key competitive strengths.

Operational Excellence.  We are dedicated to maintaining a culture of continuous improvement. We utilize lean manufacturing techniques and statistical methods to drive productivity and quality improvement. We use quality, delivery and speed-to-market as competitive advantages. Lean manufacturing improves overall costs, quality, and product velocity through the manufacturing process leading to better response time and greater flexibility in scheduling. Our reputation for high quality, innovative products is attributable to a constant emphasis on engineering, including materials engineering, product process, and sales engineering, coupled with our dedication to lean manufacturing to ensure effective execution.

Depth of customer relationships.  We have developed long-term relationships with a customer base that we target deliberately. Each of our customers has substantial requirements for NVH management, water and air sealing, functional and decorative components. Due to our technical sophistication, raw material and adhesive innovation and rapid responsiveness, we have a position with our key customers as a preferred supplier for our core products within the North American automotive and appliance markets. Our sales engineers have developed deep relationships with the technical teams of our key customers. The customers’ engineers leverage our materials knowledge and utilize us as a resource to help them solve problems and/or pursue product enhancements. This enables us to become involved early in the design/development stage of new vehicles or appliances, leading to opportunities for us to introduce new products. In certain situations, we can influence the customer design specifications from which new business is awarded.

Key relationships with suppliers.  We have long relationships with over 150 raw material and adhesive suppliers. We track new developments in materials and pursue exclusive relationships with those suppliers that develop innovative raw materials and adhesives. Our key suppliers partner with us to introduce their new products and technology to the marketplace and obtain the necessary customer approvals. This can lead to Unique being first to market with certain products or materials. For example, this has led to our having exclusive access for our types of products to the only source of recycled polyol for polyurethane in the industry. While products incorporating these materials accounted for a small percentage of our net sales for the year ended December 29, 2019, we believe these recycled materials are creating opportunities for new product variations that other competitors cannot offer. We constantly collaborate with our suppliers to develop new materials and adhesive combinations that exhibit a cost, quality and/or performance enhancement for our customers.

Proximity to key customers.  Our manufacturing facilities are strategically located to serve the North American automotive and appliance industries. Our primary manufacturing centers are in the Midwestern and Southeastern regions of the United States, in North and Central Mexico, and Canada. We believe that our manufacturing facilities are within approximately 500 miles of over 80% of North American vehicle production and to major appliance manufacturing locations. As our products are light in weight, transportation costs can be a significant portion of the delivered cost of products. This established manufacturing geography creates a competitive advantage.

Our Strategy

Our business strategy is to be a valued partner in our customers’ product development and production processes by producing exceptional quality with reliable on-time delivery, competitive costs, technical innovation and rapid engineering support. We utilize our extensive knowledge of raw materials and adhesives coupled with our engineering development and rapid responsiveness to deliver innovative and timely customer solutions for NVH management, water and air sealing, decorative and other functional applications.

We attempt to align our internal human resources and technical capabilities to take advantage of industry mega trends, such as light weighting, telematics, and reduced energy consumption, which will contribute to profitable revenue growth opportunities from our existing operations. Our growth plans include initiatives to develop certain new products and markets to provide incremental opportunities. We believe that significant opportunities exist to continue to grow our business and increase profitability by focusing on the following:

Further Penetrate Existing Markets with Existing Products and Processes.  We believe we are positioned to gain share and grow in existing markets with our current products, processes, and geography capitalizing on the industry’s increasing demand for NVH management content and our capabilities including exclusive proprietary materials. As OEMs change materials to reduce weight, vehicles are utilizing more rubber and plastic components like those designed and supplied by Unique. In addition, the increasing use of telematics is driving a need for quieter interiors in vehicles at all levels resulting in an increase in the amount of acoustical insulation per vehicle. We intend to capitalize on our ability to service customers in different geographical locations through our manufacturing facilities in the Midwestern and Southeastern regions of the United States, North and Central Mexico, and Canada.

Develop New Products and Processes for Existing Markets.  We have earned the reputation as a problem solver to our current customers. As a result, we are in the position to develop complementary products and processes that can be sold to the same purchasing and engineering groups with whom we already do business. By adding products and processes to our portfolio that broaden our scope within these groups, we offer one stop shopping allowing them to reduce their supply base and complexity and increasing sales opportunities for Unique. We work closely with raw material and adhesive suppliers to develop innovative solutions that offer cost and performance improvement. We constantly focus on finding new applications for molded products utilizing thermoforming or compression, reaction injection, and fusion molding. These activities frequently lead to the development of new or novel products not yet in common use. When this occurs, we actively explore the patentability of the product. Protection of our intellectual property is a conscious part of our strategy of using technology and innovation as a competitive advantage. An example of this is our patent pending for light weight TwinShape foam air duct technology.

Expand into New Markets with Existing Products and Processes.  While the specific products may vary, we have identified numerous opportunities to sell products fabricated using die cut and molding technology into the medical, industrial, heavy truck, and off-highway markets that we currently serve on a limited basis. We have demonstrated the ability to develop cost effective products utilizing various materials. Our acquisitions have provided the Company with access to a variety of new markets for our products. We are currently developing new products for the appliance, water heater and HVAC industries utilizing our various molding technologies. We are also exploring increased opportunities for medical products. Raw material and adhesive suppliers rely on us to provide marketplace insight into new or emerging customer challenges. We have the capability to combine new materials with new processes to create cost effective products in new markets.

Pursue Acquisitions.  We expect to selectively pursue acquisitions that add new products and/or processes or geographic and market expansion to further expand our portfolio of customer solutions. Since December 2013, management has completed four add-on acquisitions that added new markets, products, and additional manufacturing processes to our capabilities. We will continue to use our relationship with Taglich Private Equity, LLC, which sponsored our formation, to identify evaluate and execute acquisition opportunities.

Products

Unique’s primary products, which are identified by manufacturing process — traditional die cut products, precision die cut products, thermoformed products, fusion molded products, and reaction injection molding (RIM) are utilized in multiple applications throughout the interior and exterior of the vehicle. As customer demands continue to drive OEMs to make their products free from unwanted noise, Unique is positioned well within the product family to address these increasing demands.

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

Die Cut Products

Unique is primarily a supplier of die cut non-metallic materials and components. Historically, this has been the Company’s core business, within all its markets, developed through its technical expertise, broad customer base, strategic manufacturing footprint, diverse material selection and strong quality and delivery performance. Unique can leverage its market position in die cutting by offering more highly engineered, higher value products and processes such as precision die cutting, thermoforming, fusion molding and RIM molded polyurethane.

Thermoformed Molded Products

Unique's product offerings include thermoformed molded products. Unique has leveraged its position as a manufacturer of core die cut products to gain traction with customers who wanted a single-source solution for other related products, such as thermoformed fusion molded and RIM polyurethane components.

Management seeks to continue the development of molded products that are complementary to the Company’s die cut products. These products have a higher engineering content and provide increased sales and potential margin growth. These products also differentiate Unique, which we believe will make us more valuable to our target customers. The Company’s development efforts in this area have led to innovative product solutions such as Unique’s existing patent pending thermoformed TwinShape foam HVAC duct modules. The TwinShape line is currently in production at three vehicle OEMs, has been selected by an additional OEM, for a model year 2021 vehicle, and is being evaluated in development programs for multiple other OEMs.

Unique’s thermoformed products include HVAC air ducts, door watershields, evaporator liners, console bin mats and fender insulators, among others. Unique believes there is significant room to grow within each of its thermoformed molded product areas.

Fusion Molded Products

Unique provides fusion molding capability in-house. Fusion molding is an innovative foam molding process used to manufacture precise three-dimensional components that are lightweight and provide excellent thermal and acoustic performance. Primarily used for NVH management and body sealing applications, the fusion molded products are complementary to Unique’s other product lines and give Unique additional options to provide light-weighting and NVH management solutions to its customers.

In Europe, the market for fusion molded products is developed; BMW, Mercedes and VW have integrated the technology in their vehicles for several years. The North American market for fusion molding is growing rapidly as European OEMs source more fusion molded products in their North American vehicles and the technology gains traction with domestic OEMs including Fiat Chrysler Automobiles ("FCA"), General Motors, and Ford. In addition, since there are a very limited number of North American suppliers with the engineering and manufacturing capabilities to produce fusion molded components, Unique is well positioned to capitalize on the anticipated growth in the North American market.

Unique’s fusion molded products include exterior mirror seals, cowl-to-hood seals, cowl-to-fender seals, and other NVH management and sealing applications like fillers, spacers and gaskets.

Significant Customers

The Company’s customers are principally engaged in the North American automotive industry (approximately 85% of our net sales for the year ended December 29, 2019), and in the manufacture of durable residential housing and commercial products (approximately 10% of our net sales for the year ended December 29, 2019). In the automotive market, the Company’s sales are primarily to Tier 1 suppliers to the OEMs. Approximately 20% of our net sales for the year ended December 29, 2019 were directly to vehicle OEMs. Direct and indirect sales through Tier I suppliers, to General Motors, FCA, and Ford Motor Company represented approximately 51%, of our net sales for the year ended December 29, 2019. No single customer accounted for more than 10% of our net direct sales for the years ended December 29, 2019 and December 30, 2018, respectively. Please refer to Note 1 of our notes to the consolidated financial statements for further disclosure on net sales made directly to vehicle OEMs in prior years as well as net sales for our foreign operations located in Mexico and Canada for 2019 and prior years.

Competitive Environment

We believe that customers base their sourcing decisions on the responsiveness of a supplier and its ability to deliver innovative solutions, quality products and competitive pricing. Unique strives to develop mutually beneficial relationships with its customers through technical support and consistent/predictable performance. Unique differentiates itself through innovation in materials, rapid responsiveness and broad manufacturing capabilities.

There is not a dominant supplier within our core markets in auto and appliance, water heater, and HVAC. There are significant barriers to entry into some of our markets and with some of our products, including the complexities of managing the scale of production and the complex supply chain necessary to obtain customer acceptance.

Company's Website

The Company's website is [www.uniquefab.com]

ITEM 1A. RISK FACTORS

Set forth below are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Also refer to the Special Note Regarding Forward-Looking Statements in Item 1 of this Annual Report on Form 10-K.

Coronavirus

Due to the ongoing COVID-19 outbreak with its uncertain near, mid, and longer-term impacts on the Company, our customers, our suppliers, and the industries we serve, we are executing a comprehensive set of actions to prudently manage our resources while keeping our customers supplied with the products they continue to require.
While demand in the automotive segment has been reduced for an indeterminate period, we continue to have customer orders across our various markets and in all our plants. Currently, we are operating our facilities.
We are following the guidelines provided by the various governmental entities in the jurisdictions where we operate and are taking additional measures to protect our employees.
Considering the current decline in demand, we are modifying our shift schedules and plant employee counts, limiting our raw material ordering, and restricting all discretionary spending.
As our supply base is almost exclusively North American, we have not yet seen disruptions in our supply chain.
Due to the inherent uncertainty of the unprecedented and rapidly evolving situation including the duration of the actions taken by the various customers and governments, we are unable to determine the full impact of the COVID-19 situation on our future operations.

RISKS RELATED TO OUR BUSINESS

We have substantial debt and if we were to default on paying our debt or fail to comply with the covenants, our lenders could take action that would likely cause our stockholders to lose their entire investment in us.

As of December 29, 2019, we had approximately $47.5 million of debt outstanding under our senior secured credit facility. Substantially all our assets are pledged to the lenders to secure this outstanding debt. In the event that we are unable to make principal, interest or other payments due or we do not comply with the covenants contained in the senior secured credit facility, the lenders could declare an event of default, accelerate all amounts outstanding and seek to foreclose on the collateral securing such indebtedness. In such event, we could be forced to file for bankruptcy protection and stockholders would likely lose their entire investment in us.

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

Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. The level of our indebtedness could have other important consequences to you as a stockholder. For example, it could:

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

The senior secured credit facility contains restrictive covenants that may limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We have identified a material weakness in our internal control over financial reporting [and may identify additional material weaknesses in the future] that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate our material weakness or if we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our securities.
Our management is responsible for establishing and maintaining internal controls over financial reporting, disclosure controls, and complying with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.
In connection with the preparation of our 2019 financial statements, we identified a material weakness, primarily related to limited staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. This resulted from turnover of key management positions, including the Company’s Chief Financial Officer, IT Manager and Controller. While we are working to remediate the material weakness as quickly and efficiently as possible and expect to have remediated the material weakness during the year ending December 31, 2020, these remediation measures may be time consuming, costly, and might place significant demands on our financial and operational resources. If we are unable to successfully remediate this material weakness, and if we are unable to produce accurate and timely financial statements, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our shares to decline or otherwise materially adversely affect our financial results or condition.
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

The vehicle component supply industry has traditionally been highly fragmented and serves a limited number of large OEMs. As a result, OEMs have historically had a significant amount of leverage over their outside suppliers. Our arrangements with major OEM and Tier 1 customers frequently provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and efficiency, and cost reduction programs with our suppliers have generally offset these customer-imposed cost down requirements. However, if we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. In addition, changes in our customers’ purchasing policies or payment practices could have an adverse effect on our business.

The loss or insolvency of any of our major customers would adversely affect our future results.

Our three largest customers, in the aggregate, accounted for approximately 21% of our net sales for the year ended December 29, 2019. Predominantly, we enter into purchase order commitments with our customers, based on their current or projected needs. We have in the past lost, and may in the future, lose customers due to the highly competitive conditions in the industries we serve. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us or to stop doing business with us could have a material adverse effect on our business, financial condition and results of operations.

Margin compression from changing sales & raw material prices.

We generally commit to end-product pricing for a specified quantity of product for the duration of a vehicle’s production, generally five to seven years. In the past, we successfully mitigated price volatility though aggressive supplier management and alternative material substitution strategies. Typically, our products are refreshed during a vehicle’s production life creating opportunities to modify pricing if material costs have risen. However, there can be no assurance that we will be able to implement or sustain such strategies in the future or modify pricing to pass potential increases in material costs to customers. Our inability to do so could materially adversely affect our business, financial condition and results of operations.

We rely on raw materials suppliers in our business and significant shortages, supplier capacity constraints or supplier production disruptions could adversely affect our financial condition and operating results.

Our reliance on suppliers to secure raw materials exposes us to volatility in the prices and availability of our raw materials and components. A disruption in deliveries from suppliers could have a material adverse effect on our ability to meet our commitments to customers or could increase our operating costs. Moreover, the cost of raw materials used in the production of our products, represents a significant portion of our direct manufacturing costs. The number of customers to which we are not able to pass on such price increases may increase in the future. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. If we are not able to buy raw materials at fixed prices or pass on price increases to our customers, we may lose orders or enter into orders with less favorable terms, any of which could have a material adverse effect on our business, financial condition and results of operations.

We conduct certain of our manufacturing in Mexico and Canada, therefore, are subject to risks associated with doing business outside the United States, including the possible effects of currency exchange rate fluctuations.

We have two manufacturing facilities in Mexico and one in Canada. There are several risks associated with doing business in Mexico and Canada, including, exposure to local economic and political conditions, export and import restrictions, tariffs, and the potential for shortages of trained labor. Our sales are primarily denominated in U.S. dollars. Because a portion of our manufacturing costs are incurred in Mexican pesos and Canadian dollars, fluctuations in the U.S. dollar/Mexican peso and U.S dollar/Canadian dollar exchange rates may have a material effect on our profitability, cash flows, financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso or Canadian dollar will adversely affect the cost of our Mexican and Canadian operations when remeasured into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso or Canadian dollar will decrease the cost of our Mexican and Canadian operations when remeasured into U.S. dollars. These risks may materially adversely impact our business, results of operations and financial condition.

Our business is cyclical in nature and downturns in the automotive industry could reduce the sales and profitability of our business.

The demand for our products is largely dependent on the North American production of automobiles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive market, our net sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in vehicle production would adversely impact our results of operations and financial condition. The forecast over the next several years is for North American vehicle production to remain relatively flat compared to 2019. We cannot provide any assurance as to the level of growth in our markets. If the market suffers an extended downturn, it could materially affect our business, financial condition and results of operations.

We may pursue acquisitions that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses that we expect will complement and expand our existing business. During the last six fiscal years, we acquired the businesses and substantially all the assets of PTI, Chardan, Great Lakes, and Intasco. We may not be able to successfully identify suitable acquisition opportunities or complete any specific acquisition, combination or other transaction on acceptable terms. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities, including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions, we may be required to expend significant funds, incur additional debt, or issue additional shares of common stock, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we successfully acquire other businesses, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition opportunities may restrict our ability to grow our business.

We may experience increased costs and other disruptions to our business associated with labor unions.

As of December 29, 2019, we had 988 full-time and 75 contract workers. We renewed a collective bargaining agreement covering hourly workers at our Auburn Hills, Michigan facility in August 2019 with an expiration date in August 2022. We renewed our Louisville collective bargaining agreement in August 2020 going into effect February 2020 with an expiration in February 2023. Hourly employees in our Bryan, Ohio facility voted to unionize in October 2019, with a formal contract negotiation unnecessary based upon our closing this facility in March 2020. Many of our customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by customers or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. Any work stoppage or other labor disruption involving our employees, employees of our customers, or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

Our results of operations may be negatively impacted by product liability lawsuits and claims.

Our automotive products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will remain financially viable. One or more successful claims against us could materially adversely affect our reputation and our business, financial condition, results of operations and cash flows.

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

Certain of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the costs of cleanup and for any other claim by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise even if we had complied with environmental laws governing the handling of hazardous substances or wastes.

We may be adversely affected by the impact of government regulations on our customers.

Although the products we manufacture and supply to vehicle customers are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to our automotive customers. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency, or EPA, state regulatory agencies, such as the California Air Resources Board, or CARB, and other regulatory agencies around the world. Vehicle customers are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for vehicles and, as a result, indirectly impact our operations. To the extent that current or future governmental regulation has a negative impact on the demand for vehicles, our business, financial condition or results of operations could be adversely affected.

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

RISKS RELATED TO OUR COMMON STOCK

We may not be able to pay dividends.

Our ability to pay dividends is affected by our results and our needs for funds for use in our operations and to expand our business. Our senior secured credit facility also contains covenants which restrict or limit the amounts that we can pay as dividends or preclude the payments of dividends altogether.

If our executive officers, directors and principal stockholders choose to act together, they will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our executive officers, directors, and certain of our large stockholders and their affiliates, to our knowledge, beneficially own approximately 27% of our outstanding common stock. As a result, these persons, if they were to act together, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they could act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:

•	delaying, deferring or preventing a change in control of the Company;

•	entrenching our management and/or our board of directors;

•	impeding a merger, consolidation, takeover or other business combination involving the Company;

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

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

As of December 29, 2019, we had outstanding 9,779,147 shares of common stock, including 2,702,500 shares of our common stock issued in our initial public offering and 6,919,528 shares of common stock owned by non-affiliates and issued in private placements, in each case more than one year ago. The shares owned by non-affiliates can be traded without restriction under Rule 144 or otherwise at this time. In addition, 2,729,068 shares of common stock are owned by affiliates but can be traded subject to restrictions under Rule 144. In addition, we have registered all shares that may be issued pursuant to our 2013 Stock Incentive Plan and the 2014 Omnibus Performance Award Plan. Sales of a large number of these securities on the public market or the perception that a large number of shares may be sold could reduce the market price of our common stock or impair our ability to raise capital.

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

Our restated certificate of incorporation and restated bylaws contain provisions that could discourage, delay or prevent a merger, acquisition or other change in control of our company or changes in our board of directors that our stockholders might consider favorable, including transactions in which you might receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove management. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	provide for a classified board of directors, such that not all members of our board will be elected at one time;

•	prohibit our stockholders from filling board vacancies, limit who may call stockholder meetings, and prohibit the taking of stockholder action by written consent; and

•	require advance written notice of stockholder proposals that can be acted upon at stockholder's meetings and of director nominations to our board of directors.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to delay such adoption of new or revised accounting standards to the relevant dates on which adoption of such standards is required for private companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies that comply with all public company accounting standards.

We may take advantage of these exemptions until we are no longer an emerging growth company. Under the JOBS Act, we are able to maintain emerging growth company status for up to five years following our initial public offering, or the first day of fiscal year 2020, absent of any circumstances that would cause us to lose that status earlier than such date, of which none have occurred.

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

As our emerging growth status will expire on the first day of fiscal year 2020, we will no longer be able to take advantage of the exemptions noted above. As a smaller reporting company, we believe the Company will be in compliance with all the various reporting requirements that are applicable to other public companies that are not emerging growth companies on this date.

Regulations related to conflict minerals may force us to incur additional expenses and otherwise adversely impact our business.

The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations are annual. There are some costs associated with complying with these disclosure requirements, including costs to determine the origin of potential conflict minerals in our product. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products if we determine we are relying upon conflict minerals. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputation challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

We incur costs as a result of being a public company, and potentially will incur more after we are no longer a “smaller reporting company”. Our management devotes substantial time to public company compliance programs and will be required to continue to devote substantial time in the future.

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. We expect that these expenses will increase when we no longer qualify as an “emerging growth company” or “smaller reporting company”. We have invested and intend to invest resources to comply with evolving laws, regulations and standards. This investment has resulted in increased general and administrative expenses and may divert management’s time and attention from product development and commercial activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain the listing of our common stock on the NYSE AMERICAN MKT which would likely have a material adverse effect on the trading price of our common stock.

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

Our internal control over financial reporting as a public company now requires us to meet the standards required by Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could result in material misstatements of our annual or interim financial statements and have a material adverse effect on our business and share price.

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

Finally, as a public company we believe that we will need to continue to expand our accounting resources, including the size and expertise of our internal accounting team, to effectively execute a quarterly close process in an appropriate time frame for a public company. If we are unsuccessful or unable to sufficiently expand these resources, we may not be able to produce U.S. generally accepted accounting principles (GAAP) compliant financial statements in a time frame required to comply with our reporting requirements under the Exchange Act, and the financial statements we produce may contain material misstatements. Either of these could cause investors to lose confidence in our financial reports and our financial reporting generally, which could lead to a decline in the trading price of our common stock.

We may pursue acquisitions that involve inherent risks related to potential internal control weaknesses and significant deficiencies which may be costly for us to remedy and could impact management assessment of internal control effectiveness.

Although our independent registered public accounting firm will not be required to formally attest to our internal control effectiveness while we are a smaller reporting company, management is still responsible for assessing internal control effectiveness at a consolidated level. As we integrate acquired companies into our business, the process of integrating our existing operations with entities that could potentially have material weaknesses and/or significant deficiencies may result in unforeseen operating difficulties and may require significant financial resources to remedy any material weaknesses or significant deficiencies that would otherwise be available for the ongoing development or expansion of our existing business. These potential material weaknesses and deficiencies may be costly for us to remedy and properly assess internal control effectiveness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following sets forth our facilities as of December 29, 2019.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the total cumulative return of the Russell 2000 Index and the S&P Auto Parts & Equipment Index during the period commencing on July 1, 2015 the initial trading day of our common stock and ending on December 29, 2019. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.
Number of Stockholders

As of March 1, 2020, there were 22 holders of record of the Company's common stock. Because many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We paid a dividend of $0.05 per share in the first quarter of 2019 and of $0.15 per share in each quarter of 2018. Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity, and capital requirements. Our senior secured credit facility contains covenants which restrict or limit the amounts that we can pay as dividends or preclude the payments of dividends altogether.

Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders (1)	945,000	$7.25	416,000
Equity compensation plans not approved by security holders	—	$—	—

(1) Includes options approved under the 2013 Stock Incentive Plan and 2014 Omnibus Performance Award Plan that were granted to employees of the Company and the board of directors and were registered on Form S-8 (333-206140) on August 6, 2015. Also includes additional shares under the 2014 Omnibus Performance Award Plan that were registered on Form S-8 (333-212193) on June 23, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Our policy has been that fiscal years end on the Sunday closest to December 31st. The consolidated statements of operations data, cash flow data and the consolidated balance sheet data for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal year ended January 3, 2016 has been derived from audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017	Fifty-Two Weeks Ended January 1, 2017	Fifty-Two Weeks Ended January 3, 2016
	(In thousands, except share data)
Statement of Operations Data:
Net Sales	$152,489	$174,910	$175,288	$170,463	$143,309
Cost of Sales	120,981	135,575	135,234	130,919	109,488
Gross Profit	31,508	39,335	40,054	39,544	33,821
Selling, General, and Administrative Expenses	26,751	29,781	29,767	27,524	23,372
Impairment of Goodwill	6,760	—	—	—	—
Restructuring Expenses	2,752	1,156	—	35	374
Operating (Expense) Income	(4,755)	8,398	10,287	11,985	10,075
Non-operating Income (Expense)
Other Income (Expense)	11	(59)	79	92	23
Interest Expense	(4,287)	(3,778)	(2,746)	(2,135)	(2,755)
Total Non-Operating Expense	(4,276)	(3,837)	(2,667)	(2,043)	(2,732)
(Loss) Income – Before Income Taxes	(9,031)	4,561	7,620	9,942	7,343
Income Tax Expense	37	862	1,133	3,258	2,314
Net (Loss) Income	$(9,068)	$3,699	$6,487	$6,684	$5,029
Net (Loss) Income Per Share
Basic	$(0.93)	$0.38	$0.67	$0.69	$0.62
Diluted	$(0.93)	$0.37	$0.66	$0.68	$0.60
Cash Dividends Per Share	$0.05	$0.60	$0.60	$0.60	$0.30
Weighted Average Shares Outstanding
Basic	9,779,147	9,770,011	9,750,948	9,678,316	8,174,418
Diluted	9,779,147	9,908,698	9,899,418	9,896,283	8,426,937
Statement of Cash Flow Data
Cash Flow Provided By (Used In):
Operating Activities	$12,021	$9,430	$7,809	$7,761	$5,081
Investing Activities	(2,640)	(4,489)	(4,088)	(21,993)	(15,439)
Financing Activities	(10,141)	(4,962)	(2,995)	14,210	10,329
Other Financial Data
Adjusted EBITDA (1)	$13,177	$17,123	$18,032	$18,991	$15,590

(1) See details concerning Adjusted EBITDA, which is a non-GAAP measure, including the definition and calculation of amounts presented here in this document in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	As of December 29, 2019	As of December 30, 2018	As of December 31, 2017	As of January 1, 2017	As of January 3, 2016
	(In thousands)
Selected Balance Sheet Data:
Working capital (1)	$27,184	$32,885	$29,847	$26,758	$23,047
Net property, plant and equipment (2)	23,415	25,078	22,975	21,198	18,761
Total assets	101,668	123,287	122,805	122,537	99,921
Total debt (3)	47,485	55,923	53,565	50,611	31,213
Total stockholders' equity	39,460	48,888	50,882	50,059	48,013

(1) Represents current assets less current liabilities
(2) Excludes assets held for sale of $1.0 million as of December 29, 2019 and $2,033 as of January 3, 2016.
(3) Amount is net of debt issuance costs which are further discussed in note 1 to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements for the fifty-two weeks ended December 29, 2019, December 30, 2018, and December 31, 2017 included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis include forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in other sections of this Annual Report on Form 10-K, particularly in “Business,” “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes and assume no obligation to update the forward-looking statements herein, except as may be required by law.

Basis of Presentation

The Company’s policy has been that fiscal years end on the Sunday closest to the end of the calendar year end. Our 2019 fiscal year ended on December 29, 2019, the 2018 fiscal year ended on December 30, 2018, and our 2017 fiscal year ended on December 31, 2017. Beginning with 2020, the Company will begin to report on a calendar quarter end and calendar year end basis meaning that March 31, 2020 will be the next quarter end and December 31, 2020 will be the next fiscal year end. Results for December 30 and December 31, 2019 will be included in the 2020 fiscal year results. This change is contingent upon receiving Bank approval. The Company’s operations are classified in one reportable business segment. Although we have expanded the products that we manufacture and sell to include components used in the appliance, HVAC and water heater industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. Our manufacturing locations have capabilities to produce diverse products utilizing multiple processes to serve various markets. The manufacturing operations for our automotive, appliance, HVAC and water heater products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.

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

Our emerging growth status will expire on the first day of fiscal year 2020, and as such at that time we will no longer be able to take advantage of the exemptions noted above. Even after we no longer qualify as an emerging growth company, we may qualify as a "smaller reporting company," which would allow us to take advantage of many of the same exemptions from the disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Overview

Unique Fabricating is engaged in the engineering and manufacture of multi-material foam, rubber and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. The Company combines a long history of organic growth with strategic acquisitions to diversify both product capabilities and markets served.

Unique Fabricating serves the North America automotive and heavy-duty truck, plus the appliance, water heater and HVAC, aerospace, and medical markets. Sales are conducted directly with major OEMs in these markets or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan, Concord, Michigan, LaFayette, Georgia, Louisville, Kentucky, Bryan, Ohio, Monterrey, Mexico, Queretaro, Mexico and London, Ontario.

Unique Fabricating derives the majority of its net sales from foam, rubber plastic, and tape adhesive related automotive products. We produce these products with a variety of manufacturing processes including traditional die cutting, precision die cutting, thermoforming, reaction injection molding (RIM) and fusion molding. We believe Unique Fabricating has a broader array of processes and materials utilized than any of its direct competitors. By sealing out air noise and water intrusion, and by providing sound absorption and blocking, Unique Fabricating’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique Fabricating’s products perform similar functions for appliances, water heaters and HVAC systems, improving thermal characteristics, reducing noise and prolonging equipment life. We primarily operate within the highly competitive and cyclical automotive parts industry.

Recent Developments

Fourth Quarter

Fourth quarter of 2019 results saw the positive impacts from the wide ranging operational and cost improvement activities that accelerated in the fourth quarter and for which we will see additional benefit in the first quarter of 2020. These benefits reduced the impact of lower year over year sales from the loss of business due to our Ft. Smith, Arkansas and Evansville, Indiana plant closures, the end of life of specific programs that were not adequately replaced, and other commercial challenges. We were not impacted in any meaningful way from the GM strike which occurred during the fourth quarter of 2019.

Coronavirus

Due to the ongoing COVID-19 outbreak with its uncertain near, mid, and longer-term impacts on the Company, our customers, our suppliers, and the industries we serve, we are executing a comprehensive set of actions to prudently manage our resources while keeping our customers supplied with the products they continue to require.
While demand in the automotive segment has been reduced for an indeterminate period, we continue to have customer orders across our various markets and in all our plants. Currently, we are operating our facilities.
We are following the guidelines provided by the various governmental entities in the jurisdictions where we operate and are taking additional measures to protect our employees.
Considering the current decline in demand, we are modifying our shift schedules and plant employee counts, limiting our raw material ordering, and restricting all discretionary spending.
As our supply base is almost exclusively North American, we have not yet seen disruptions in our supply chain.
Due to the inherent uncertainty of the unprecedented and rapidly evolving situation including the duration of the actions taken by the various customers and governments, we are unable to determine the full impact of the COVID-19 situation on our future operations.

Organizational Changes

During January 2020, we hired new Directors of HR and Purchasing as we continue to strengthen our management team to enable the achievement of our growth and operational targets.
On September 17, 2019, the Company named a new President and CEO of the Company, who began employment with the Company on September 30, 2019. The Company did not incur any restructuring costs in connection with this appointment.

On September 30, 2019, our Chief Financial Officer (CFO) announced his resignation, effective October 11, 2019. The Company's new President and Chief Executive Officer (CEO) will serve as the Interim CFO until such a time that a permanent CFO is named. The Company did not incur restructuring costs in connection with this resignation. Our permanent CFO search activities continue.

On July 30, 2019, our former President and Chief Executive Officer of the Company (CEO), resigned as a member of the board of directors. The Company did not incur any additional restructuring costs in connection with his resignation from the board of directors.

On May 6, 2019, our former President and CEO resigned by mutual agreement of both parties. The Company incurred one-time restructuring costs of $0.7 million during the 52 weeks ended December 29, 2019 in connection with his resignation.

Salaried Restructuring

On May 15, 2019 and February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating several salaried positions. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and the Company incurred restructuring costs of $0.3 million in the 52 weeks ended December 29, 2019.

During the fourth quarter of 2019, the Company made additional net reductions of 12 salaried positions as part of a streamlining of the company to improve efficiency and better align the organization to its new structure, targets, and vision. There was an immaterial impact on 2019 costs and there will be no impact in 2020. Some of the resulting cost savings have been and will be used to add specific capabilities in Engineering, Finance, Human Resources, and Purchasing.

Bryan Facility Closure

On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. The Company expects to cease operations at the Bryan facility by the end of the first quarter of 2020. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

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

The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The Company expects that the amount of other costs incurred associated with this plant closure, which will primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities, will be approximately $0.6 million through April of 2020.

Evansville Facility Closure

On July 16, 2019, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company ceased operations at the Evansville facility in December 2019. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.

The Company moved existing Evansville production to its manufacturing facilities in LaFayette, GA, Auburn Hills, MI, and Louisville, KY. The Company provided the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

As the Company is actively marketing its leased no longer in use Evansville facility for a sub-lease and based upon the applicable generally accepted accounting principles, the Company performed an analysis to determine the appropriate accounting. This resulted in recording a charge of $0.4 million to restructuring expense in the fourth quarter ended December 29, 2019. The Company is obligated for the remaining payments of $1.1 million for the leased facility.

The Company is also actively pursuing the sale of its owned Evansville facility with a December 29, 2019 book value of $1.0 million. As such, this asset has been classified as an asset held for sale on the consolidated balance sheet.

The Company incurred one-time severance costs as a result of this plant closure of $0.3 million during the fourth quarter ended December 29, 2019.

The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Evansville to other facilities was $0.3 million in the fourth quarter and $0.8 million for the 52 weeks ended December 29, 2019.

The table below summarizes the restructuring activity during the 52 weeks ended December 29, 2019.

Fifty-Two weeks Ended December 29, 2019
(In thousands)
Former CEO severance salary	$721
Salaried workforce reduction	245
Evansville severance	331
Evansville other	692
Evansville lease	385
Bryan severance	378
Accrual balance at December 29, 2019	$2,752

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

The Company incurred one-time severance costs as a result of this plant closure of $0.2 million in the 52 weeks ended December 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $0.6 million in the 52 weeks ended December 30, 2018. All these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

On October 18, 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $0.73 million, for cash proceeds of $0.88 million resulting in a gain on the sale of $0.14 million. Through the date of the sale the building qualified as being held for sale, and therefore was presented as such in the consolidated balance sheet in our historical financial statements.

Port Huron Facility Closure

On February 1, 2018, the Company made the decision to close its manufacturing facility in Port Huron, Michigan. The Company ceased operations at the Port Huron facility in June of 2018 and seven positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of its facilities. As such, the Company moved existing Port Huron production to our manufacturing facilities in London, Ontario, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.

The Company incurred one-time severance costs as a result of this plant closure of $0.1 million in the 52 weeks ended December 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $0.3 million in the 52 weeks ended December 30, 2018. All these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

Impairment of Goodwill

During the second quarter of 2019, the Company experienced a decline in market capitalization, which under applicable accounting standards, is a potential indicator of impairment. As a result, the Company performed an interim quantitative assessment as of June 30, 2019, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the Company exceeded the fair value of the Company by $6.8 million and, accordingly, an impairment was recorded during the second quarter of 2019. Key assumptions used in the analysis were a discount rate of 12.5%, EBITDA margin of 5.7% for the last seven months of 2019, 9.25% EBITDA margin for 2020 increasing to10.0% for 2023, and a terminal growth rate of 2.0%. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables. Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were a 50 basis point decline in EBITDA margin used to determine expected future cash flows would have resulted in an additional impairment of approximately $12.3 million. No such further indicators of impairment were identified during the remaining two quarters of the year ended December 29, 2019.

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

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens, acting as syndication agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its then maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount could be borrowed under the Revolver reverted to $30.0 million.

Amended and Restated Credit Agreement

On November 8, 2018, subsequent to the end of the third quarter, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the principal amount on the CA Term Loan the same at September 30, 2018, approximately $12.0 million, and the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”) into one term loan and increases the aggregate principal amount to $26.0 million dollars from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

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

On August 7, 2019, the Company entered into the Fifth Amendment to the Credit Agreement and Loan Documents (The "Fifth Amendment"). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill. The Company is compliant with the covenants set forth in the Waiver and Amendments as of December 29, 2019. The Company did not pay a dividend during the remainder of 2019.

Comparison of Results of Operations for the Fifty-Two Weeks Ended December 29, 2019 and the Fifty-Two Weeks Ended December 30, 2018

Fifty-Two Weeks Ended December 29, 2019 and the Fifty-Two Weeks Ended December 30, 2018

Net Sales

Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018
(In thousands)
$152,489	$174,910

The decline in net sales for the fifty-two weeks ended December 29, 2019 was primarily driven by the loss of business associated with the prior year's Ft. Smith, Arkansas and current year Evansville, Indiana plant closures, the program end for several substantial programs where we did not win the successor business or the customer made a change eliminating our product on the platform, the overall decrease in North American auto production year over year, and certain other commercial losses during the year. As part of our improvement activities, we have reorganized and refocused our commercial organization to win new business by leveraging our competitive advantages.

Cost of Sales

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018
	(In thousands)
Materials	$78,826	$88,285
Direct labor and benefits	22,916	27,232
Manufacturing overhead	16,601	17,796
Sub-total	118,343	133,313
Depreciation	2,638	2,262
Cost of sales	120,981	135,575
Gross Profit	$31,508	$39,335

Cost of Sales as a Percent of Net Sales

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018
Materials	51.7%	50.5%
Direct labor and benefits	15.0%	15.6%
Manufacturing overhead	10.9%	10.1%
Sub-total	77.6%	76.1%
Depreciation	1.7%	1.3%
Cost of Sales	79.3%	77.4%
Gross Profit	20.7%	22.5%

The increase in cost of sales as a percentage of net sales was attributable to lower sales resulting in an under absorption of manufacturing overhead and depreciation of 2.9% plus an increase to the inventory allowance in the third quarter of $1.7 million or a 1.1% increase to material costs for 2019. This allowance increase was due to the loss of business from the end of life of certain programs coupled with the on-going implementation of the Company's new Enterprise Resource Planning (ERP) system providing more detailed information for the Company to review estimated future demand in the next twelve months. As noted elsewhere, the benefits from the closures of the Evansville and Bryan facilities will be more fully realized in 2020 and beyond.

The lower direct labor and benefit percentage resulted from changes in product mix and manufacturing location to lower labor content production plus lower health insurance claims incurred under our self-insured health and welfare benefit plans.

Selling, General and Administrative Expenses (“SG&A”)

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018
	(In thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$22,349	$25,387
Transaction expenses	—	27
Subtotal	22,349	25,414
Depreciation and amortization	4,402	4,367
SG&A	$26,751	$29,781
SG&A as a % of net sales	17.5%	17.0%

While SG&A, (excluding depreciation and amortization) as a percentage of nets sales remained substantially the same in 2019, we reduced SG&A (excluding depreciation and amortization) by $3.1 million year over year. This is a result of a combination of the plant closure activities, the salaried workforce reductions, other activities to lower these primarily fixed costs, and, various balance sheet adjustments. Several other initiatives have been undertaken including a realignment of the management organization to ensure we have a cost-effective method of meeting our objectives. These will have a further benefit in 2020 and beyond.

Operating Loss and Income

As a result of the foregoing factors, as well as restructuring expense of $2.8 million for the fifty-two weeks ended December 29, 2019 compared to restructuring expense of $1.2 million for the fifty-two weeks ended December 30, 2018, impairment to goodwill of $6.8 million and $0 for the fifty-two weeks ended December 29, 2019 and December 30, 2018, operating loss for the fifty-two weeks ended December 29, 2019 was $4.8 million compared to operating income of $8.4 million for the fifty-two weeks ended December 30, 2018.

Non-Operating Expense

Non-operating expense for the fifty-two weeks ended December 29, 2019 was $4.3 million compared to $3.8 million for the fifty-two weeks ended December 30, 2018. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $4.3 million for the fifty-two weeks ended December 29, 2019, compared to $3.8 million for the fifty-two weeks ended December 30, 2018. The increase in interest expense is primarily due to higher interest rates and an $0.6 million unfavorable mark-to-market on a new interest rate swap.

Income before Income Taxes

As a result of the foregoing factors, loss before income taxes for the fifty-two weeks ended December 29, 2019 was $9.0 million, compared income of $4.6 million for the fifty-two weeks ended December 30, 2018.

Income Tax Provision

For the fifty-two weeks ended December 29, 2019, income tax expense was less than $0.1 million, and the effective income tax rate was 0%. The differences between the effective tax rate and the statutory rate of 21.0% are primarily due to earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and the U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cut and Jobs Act, partially offset by tax credits. These adjustments are further explained in Note 10. For the fifty-two weeks ended December 30, 2018, income tax expense was $0.9 million, and the effective income tax rate was 18.9%. The effective tax rate was lower than the statutory rate of 21.0% primarily due to research and development credits in the U.S., partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S. and by U.S. taxation on foreign earnings under the GILTI provisions of the Tax Cuts on Jobs Act. These adjustments are further explained in Note 10.

Net (loss) income

As a result of the lower net sales and changes in expenses discussed above, net loss for the fifty-two weeks ended December 29, 2019 was ($9.1) million compared to net income of $3.7 million during the fifty-two weeks ended December 30, 2018.

Comparison of Results of Operations for the Fifty-Two Weeks Ended December 30, 2018 and the Fifty-Two Weeks Ended December 31, 2017

Fifty-Two Weeks Ended December 30, 2018 and Fifty-Two Weeks Ended December 31, 2017

Net Sales

Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
(In thousands)
$174,910	$175,288

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

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands)
Materials	$88,285	$88,303
Direct labor and benefits	27,232	26,729
Manufacturing overhead	17,796	18,288
Sub-total	133,313	133,320
Depreciation	2,262	1,914
Cost of sales	135,575	135,234
Gross Profit	$39,335	$40,054

Cost of Sales as a Percent of Net Sales

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
Materials	50.5%	50.4%
Direct labor and benefits	15.6%	15.3%
Manufacturing overhead	10.1%	10.4%
Sub-total	76.2%	76.1%
Depreciation	1.3%	1.1%
Cost of Sales	77.5%	77.2%
Gross Profit	22.5%	22.8%

Material costs for the fifty-two weeks ended December 30, 2018 as a percentage of net sales were higher compared to the fifty-two weeks ended December 31, 2017 primarily due to higher freight costs in the fifty two weeks ended , partially offset by favorable product mix shift to more molded products, which are typically lower in material content. Direct labor and benefit costs as a percentage of net sales was 15.6% for the fifty-two weeks ended December 30, 2018 compared to 15.3% for the fifty-two weeks ended December 31, 2017. Direct labor costs were negatively impacted by the product mix shift to more molded products described above, which while lower in material content as a percentage of sales, are typically higher in labor content, a temporary equipment capacity issue at one of our facilities during the first quarter of 2018, that resulted in higher overtime costs during the fifty-two weeks ended December 30, 2018, as well as short term inefficiencies experienced from moving the manufacturing of products previously produced in the Ft. Smith, Arkansas facility to other manufacturing facilities of the Company.

Manufacturing overhead as a percentage of net sales in the fifty-two weeks ended December 30, 2018 were lower due primarily to lower repair and maintenance costs on our machines, tools, and buildings as we have invested heavily in the last few years in new production equipment. Depreciation costs as a percentage of net sales in the fifty-two weeks ended December 30, 2018 were also higher than the fifty-two weeks ended December 31, 2017 as we added machine capacity, to meet expected future demand, and to increase capabilities in certain of our facilities.

Selling, General and Administrative Expenses (“SG&A”)

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands, except SG&A as a % of net sales)
SG&A, exclusive of line items below	$25,387	$25,338
Transaction expenses	27	23
Subtotal	25,414	25,361
Depreciation and amortization	4,367	4,406
SG&A	$29,781	$29,767
SG&A as a % of net sales	17.0%	17.0%

Operating Income

As a result of the foregoing factors, as well as restructuring expense of $1.2 million for the fifty-two weeks ended December 30, 2018 compared to no restructuring expense for the fifty-two weeks ended December 31, 2017, operating income for the fifty-two weeks ended December 30, 2018 was $8.4 million compared to operating income of $10.3 million for the fifty-two weeks ended December 31, 2017.

Non-Operating Expense

Non-operating expense for the fifty-two weeks ended December 30, 2018 was $3.8 million compared to $2.7 million for the fifty-two weeks ended December 31, 2017. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $3.8 million for the fifty-two weeks ended December 30, 2018, compared to $2.7 million for the fifty-two weeks ended December 31, 2017. The increase in interest expense is primarily due to higher interest rates and a higher average outstanding debt balance in the fifty-two weeks ended December 30, 2018, the write-off of certain deferred financing costs associated with our old Credit Agreement, and an unfavorable mark-to-market on a new interest rate swap.

Income before Income Taxes

As a result of the foregoing factors, income before income taxes for the fifty-two weeks ended December 30, 2018 was $4.6 million, compared to $7.6 million for the fifty-two weeks ended December 31, 2017.

Income Tax Provision

For the fifty-two weeks ended December 30, 2018, income tax expense was $0.9 million, and the effective income tax rate was 18.9%. The effective tax rate was lower than the statutory rate of 21.0% primarily due to research and development credits in the U.S., partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S. and by U.S. taxation on foreign earnings under the GILTI provisions of the Tax Cuts on Jobs Act. These adjustments are further explained in Note 10.

For the fifty-two weeks ended December 31, 2017, income tax expense was $1.1 million, and the effective income tax rate was 14.9%. The difference between the actual effective rate and the statutory rate of 34.0% was mainly a result of the enactment of the Tax Cuts on Jobs Act on December 22, 2017, and research and development credits. These adjustments are further explained in Note 10.

Net income

As a result of the increased net sales and changes in expenses discussed above, net income for the fifty-two weeks ended December 31, 2017 was $6.5 million compared to $6.7 million during the fifty-two weeks ended January 1, 2017.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-cash stock awards, non-recurring integration expense, non-cash stock awards, , transaction fees related to our acquisitions, restructuring expenses, a one-time gain on the sale of a building, and one-time consulting and licensing ERP system implementation costs as we implement a new ERP system at all locations. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net income. Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include that: (1) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) it does not reflect changes in, or cash requirements for, our working capital needs; (3) it does not reflect income tax payments we may be required to make; and (4) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All the items included in the reconciliation from net income to Adjusted EBITDA are either (1) non-cash items or (2) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands)
Net (loss) income	$(9,068)	$3,699	$6,487
Plus: Interest expense, net	4,286	3,778	2,746
Plus: Income tax expense	37	862	1,133
Plus: Depreciation and amortization	7,041	6,630	6,320
Plus: Non-cash stock award	129	131	150
Plus: Non-recurring expenses	83	200	158
Plus: Goodwill impairment	6,760	—	—
Plus: Transaction fees	—	27	23
Plus: Management fees	225	—	—
Plus: Restructuring expenses	2,752	1,156	—
Plus: One-time consulting and licensing ERP system implementation costs	932	724	1,015
Plus: Debt extinguishment costs	—	59	—
Less: Gain on sale of building	—	(143)	—
Adjusted EBITDA	$13,177	$17,123	$18,032

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our Amended and Restated Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service.

As of December 29, 2019, December 30, 2018 and December 31, 2017, we had a cash balance of $0.7 million, $1.4 million and $1.4 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of December 29, 2019, December 30, 2018 and December 31, 2017, we had $10.4 million, $11.6 million and $7.2 million, respectively, available for borrowing under our amended and restated credit facility, subject, in each case, to borrowing base restrictions, compliance with the terms of the facility and outstanding letters of credit. At each such date, we were in compliance with all debt covenants under such facilities. We believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next fifty-two weeks.

In 2020, we plan to commit to approximately $4.0 million in capital expenditures, primarily to add new production equipment as we expand and automate our production capabilities, upgrade existing equipment and facilities, and improve our information technology software and hardware throughout our locations.

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

The following table presents cash flow data for the periods indicated.

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$12,021	$9,430	$7,809
Investing activities	(2,640)	(4,489)	(4,088)
Financing activities	(10,141)	(4,962)	(2,995)

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization; amortization of debt issuance costs; gain or loss on sale of assets; gain or loss on extinguishment of debt; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, accounts payable and accrued interest.

During the fifty-two weeks ended December 29, 2019, net cash provided by operating activities was $12.0 million, compared to cash provided by operating activities of $9.4 million and $7.8 million for the fifty-two weeks ended December 30, 2018 and January 1, 2017, respectively.

Net cash provided by operating activities for the fifty-two weeks ended December 29, 2019 was positively impacted by decreases in inventory and accounts receivable representing a renewed focus on the management of these two areas.

Net cash provided by operating activities for the fifty-two weeks ended December 30, 2018 was positively impacted by decreases in working capital, primarily in prepaid expenses, accounts payable and accrued expenses.

The net cash provided by operating activities for the fifty-two weeks ended December 31, 2017 was impacted by net income excluding depreciation and amortization partially offset by working capital changes.

Investing Activities

Cash used in investing activities consists principally of purchases of property, plant and equipment.

In the fifty-two weeks ended December 29, 2019, we made capital expenditures of $2.6 million

In the fifty-two weeks ended December 30, 2018, we made capital expenditures of $5.4 million partially offset by proceeds of $0.9 million primarily from the sale of the Ft. Smith building further described in Note 8 to our consolidated financial statements.

In the fifty-two weeks ended December 31, 2017, we made capital expenditures of $4.1 million.

Financing Activities

Cash flows (used in) provided by financing activities consisted primarily of borrowings and payments under our new and old senior credit facilities, payment of debt issuance costs, and distribution of cash dividends.

In the fifty-two weeks ended December 29, 2019, we had outflows of $10.1 million primarily due to $3.4 million of mandatory pay-off of the principal amount of our term loans under our credit facility, and $0.5 million for payments of cash dividends, and $6.6 million outflow of net proceeds from borrowings under our revolving line of credit. These outflows were partially offset by $1.3 million proceeds of debt on our new capital expenditure term loan as further discussed in Note 6 to our consolidated financial statements.

As of December 29, 2019, $11.7 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the revolving credit facility are subject to a borrowing base which is reduced to the extent of letters of credit issued under the new senior credit facility. As of December 29, 2019, the maximum additional available borrowings under the revolving credit facility was $10.4 million, which is further subject to borrowing base restrictions. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to borrowing base restrictions and compliance with the terms of the facility.

As of December 30, 2018, $18.3 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the revolving credit facility are subject to a borrowing base which is reduced to the extent of letters of credit issued under the new senior credit facility. As of December 30, 2018, the maximum additional available borrowings under the revolving credit facility was $11.6 million, which is further subject to borrowing base restrictions.

In the fifty-two weeks ended December 31, 2017, we had outflows of $3.0 million primarily due to $3.4 million of mandatory pay-off of the principal amount of our term loans under our new senior credit facility, and $5.8 million for payments of cash dividends. These outflows were partially offset by $6.2 million net proceeds from borrowings under our revolving line of credit under our new senior secured credit facility.

Credit Agreement

On April 29, 2016, the US Borrower and the CA Borrower and Citizens, acting as lender and Administrative Agent and the other lenders, entered into the Credit Agreement providing for borrowings of up to the aggregate principal amount of $62.0 million. The Credit Agreement was a senior secured credit facility and consisted of a revolving line of credit (the “Revolver”) of up to $30.0 million to the US Borrower, a $17.0 million principal amount term loan to the US Borrower, (the “US Term Loan” and a $15.0 million term loan to the CA Borrower.

On August 18, 2017, the US Borrower and the CA Borrower entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, with Citizens, acting as Administrative Agent, and other lenders. The Second Amendment converted $4.0 million of outstanding borrowings under the revolving line of credit under the Credit Agreement into an additional $4.0 million term loan to the US Borrower (the “US Term Loan II”). The conversion of a portion of the outstanding borrowings under the revolving line of credit did not reduce the aggregate amount available to be borrowed under it.

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

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that may be borrowed under the Revolver to $32.5 million from the current maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that could be borrowed under the Revolver reverted to $30.0 million.

Amended and Restated Credit Agreement

On November 8, 2018, subsequent to the end of the third quarter, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increased the principal amount of US Term Loan borrowings to $26.0 million, created a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extended the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability, and left the principal amount on the CA Term Loan at approximately $12.0 million on September 30, 2018, and the same as it was under the previous Credit Agreement as of the end of the third quarter. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”) and increased the aggregate principal amount to $26.0 million dollars from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changed the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% in the case of the Base Rate and 2.75% to 3.75% in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds measured quarterly. The effective interest rate as of December 29, 2019 was 6.0388%.

In addition, the Amended and Restated Credit Agreement allows for increases in the principal amount of the Revolver and New US and CA Term Loans not to exceed $10.0 million, in the aggregate, provided that before and after giving effect to any proposed increase (and any transactions to be consummated using proceeds of the increase), the total leverage and debt service coverage ratios do not exceed specified amounts. The Amended and Restated Credit Agreement also provides for the issuance of letters of credit with a face amount of up to $2.0 million, in the aggregate, provided that any letter of credit issued will reduce availability under the Revolver.

We are permitted to prepay in part or in full the amounts due under the Amended and Restated Credit Agreement without penalty, provided that with respect to prepayment of the Revolver at least $0.1 million remains outstanding. Our obligations under the Amended and Restated Credit Agreement may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership of the U.S. Borrower or Unique Fabricating, Inc. In the event of an event of default, the interest rate on the Revolver and New US Term Loan and CA Term Loan will increase to the then applicable rate. The Amended and Restated Credit Agreement requires that, in addition to scheduled principal payments, we repay both the New US Term Loan and CA Term Loan principal annually in an amount equal to (a) 50% of excess cash flow, as defined, if the total leverage ratio, as defined, as calculated as of the end of such year is greater than or equal to 2.75 to 1.00, or (b) 25% of excess cash flow calculated as of the end of any fiscal year that out total leverage ratio is greater than or equal to 2.00 to 1.00 but less than 2.75 to 1.00.

The US Borrower's obligations under the Amended and Restated Credit Agreement are guaranteed by each of its United States subsidiaries and by Unique Fabricating, Inc. and secured by a first priority security interest in all tangible and intangible assets, including a pledge of capital stock of the United States subsidiaries of the US Borrower and of 65% of the capital stock of the CA Borrower, and by mortgages on our facilities in LaFayette, Georgia, Louisville, Kentucky, and Evansville, Indiana. The US borrower guarantees all the obligations and liabilities of the CA Borrower. Unique Fabricating, Inc. also pledged all the capital stock of the US Borrower. The Fourth Amendment provided for the discharge and release of the mortgage on the Ft. Smith, Arkansas facility subject to the application of the net proceeds of its sale to reduce borrowings under the Revolver.

Effective June 30, 2016, as required under the Credit Agreement, the Company purchased a derivative financial instrument, in the form of an interest rate swap, for the purpose of hedging certain identifiable transactions in order to mitigate risks related to cash flow variability caused by interest rate fluctuations. The Company elected not to apply hedge accounting for financial reporting purposes. The interest rate swap requires the Company to pay a fixed rate of 1.055% while receiving a variable rate of one-month LIBOR. The notional amount at the effective date began at $16.7 million and decreased by $0.3 million each quarter until June 30, 2017, decreased by $0.4 million per quarter until June 29, 2018, when it began decreasing by $0.5 million until it expires on June 28, 2019. The interest rate swap was recognized at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred. Please see Note 7 of our consolidated financial statements for further information.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on half of the notional amount beginning immediately. The notional amount at the effective date was $1.9 million and decreases by $0.1 million each quarter until it expires on September 30, 2020. The interest rate swap is recognized at its fair value, and monthly settlement payments due on the interest rate swap and changes in its fair value are recognized as interest expense in the period incurred.

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075% per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.04 million which increased by $0.38 million each quarter until June 28, 2019 when the notional amount increased to $17.54 million due to the interest rate swap from 2016 above expiring. The notional amount then decreases each quarter by $0.15 million until September 30, 2020 when the notional amount increases to $17.48 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.43 million until December 31, 2021, then decreases each subsequent quarter by $0.61 million until it expires on November 8, 2023.The Company has elected not to apply hedge accounting for financial reporting purposes on all its swaps.

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

Contractual Obligations and Commitments

The following table summarizes our future minimum payments under contractual commitments as of December 29, 2019:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$15,063	$2,332	$3,965	$2,309	$6,457
Long-term debt (1)	$57,719	$6,002	$13,987	$37,730	$—
Management services agreement (2)	$900	$225	$450	$225	$—

(1) The total interest reported includes $2.7 million of variable rate interest on our revolving line of credit and $6.8 million of variable rate interest on our term loans.

(2) Assumes the extension of the management services agreement which renews automatically each year for additional one-year terms.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. These form the basis for making judgments about the carrying value of assets and liabilities. However, actual results could differ materially from these estimates that are based upon the exercise of judgment and use of assumptions as to future uncertainties. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.

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

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analysis. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Other estimates used in determining fair value include, but are not limited to, future cash flows or income related to intangibles, market rate assumptions and appropriate discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but inherently uncertain, and therefore, may not be realized. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Revenue Recognition

Revenue is recognized by the Company once all performance obligations under the terms of a contract with the Company's customers are satisfied. Generally, this occurs with the transfer of control of its automotive, HVAC, and other products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.

In general, for sales arrangements, the Company deems control to transfer at a single point in time and recognizes revenue when it ships products from its manufacturing facilities to its customers. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to transfer upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, and the customer has significant risks and rewards of ownership of the asset. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Stock Based Compensation

The Company accounts for its stock-based compensation using the fair value of the award estimated at the grant date of the award. The Company estimates the fair value of awards, consisting of stock options, using the Black Scholes option pricing model. Compensation expense is recognized in earnings using the straight-line method over the vesting period, which represents the requisite service period.

Accounts Receivable Allowance

Establishing valuation allowances for doubtful accounts requires the use of estimates and judgment regarding the risks associated with ultimate realization. We establish the allowance for doubtful accounts based upon an analysis of the aging of receivables at the end of each period with consideration given to specific customer credit issues. Changes to our assumptions could materially affect our recorded allowance. The Company has a large and diverse customer base with no customer greater than 10% of the total receivables at any point of time. A general economic downturn or other significant economic factor could result in higher than expected defaults resulting in the need to revise the allowance.

Inventory

Inventories are valued at lower of cost or market, using the first-in, first-out (FIFO) method. Inventory includes the cost of materials, labor, and overhead. Abnormal amounts of idle facility expense, freight in, handling costs and spoilage are recognized as current period charges. Overhead is allocated to inventory based upon normal capacity at the production facility.

During the third quarter of 2019, the Company increased the inventory allowance by $1.7 million which is included in cost of sales in the consolidated statement of operations. See Note 3 to our consolidated financial statements for further information.

Goodwill

We review our goodwill for impairment annually as part of our year-end procedures, or whenever adverse events or changes in circumstances indicate a possible impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a one-step process is used which requires estimating the fair value of each reporting unit compared to the carrying value. If the carrying value exceeds the estimated fair value, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

The determination of the fair value of the reporting unit and corresponding goodwill require us to make significant judgments and estimates and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially affect our conclusions on this matter. Currently, the reporting unit is not at risk of impairment.

The Company performed the annual quantitative assessment as of December 29, 2019, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 40.0%. Key assumptions used in the analysis were a discount rate of 14.0%, EBITDA margin of 11% in 2020 and 12% thereafter and a terminal growth rate of 2.0%. Future events and changing market conditions may, however, lead the Company to reevaluate the assumptions that have been used to test for goodwill impairment, including key assumptions used in the expected EBITDA margins, cash flows and discount rates, as well as other assumptions with respect to matters out of the Company’s control,  such as discount rates and market multiples of comparable companies.  A sensitivity analysis around the key assumptions showed that a 170 basis point decline in EBITDA margin for 2021and forward would have resulted in the fair value of the reporting unit approximating carrying value and a 260 basis point increase in the discount rate would have resulted in the fair value of the reporting unit approximating the carrying value.

Impairment and Amortization of Long-Lived and Intangible Assets

Our identifiable intangible assets are amortized on a straight-line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over its estimated useful life. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. Our long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever adverse events or changes in circumstances indicate that the related carrying amount may be impaired. An impairment loss is recognized when the carrying value of a long-lived asset exceeds its fair value. Significant judgments and estimates are used by management when evaluating long-lived assets for impairment. If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

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

When establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards” and “tax planning strategies.” A tax planning strategy is defined as “an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carry-forward from expiring unused; and would result in realization of deferred tax assets.” In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. The valuation of deferred tax assets requires judgment and accounting for the deferred tax effect of events that have been recorded in the financial statements or in tax returns and our future projected profitability. Changes in our estimates, due to unforeseen events or otherwise, could have a material impact on our financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have United States, Mexico and Canada operations and are exposed to market interest rate and foreign exchange risks in the ordinary course of our business.

Interest Rate Fluctuation Risk

Our borrowings under our Credit Agreement bear interest at fluctuating rates. In order to mitigate, the potential effects of the fluctuating rates, effective June 30, 2016, we entered into a interest rate swap with a notional amount initially of $16.7 million, which decreased by $0.3 million each quarter until June 30, 2017, and began decreasing by $0.4 million each quarter until June 29, 2018, when it began decreasing by $0.5 million per quarter until the swap terminated on June 28, 2019. The interest rate swap required the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based upon the one-month LIBOR rate for a net monthly settlement based on the notional amount in effect. This swap terminated an old swap that we entered into on January 17, 2014 under our old senior credit facility. See Note 7 of our consolidated financial statements for further information.

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

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 per annum which receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5,037,500 which increased by $378,125 each quarter until June 29, 2018 when the notional amount increased to $17,540,625 due to the interest rate swap from 2016 above expired. The notional amount then decreased each quarter by $153,125 until September 30, 2020 when the notional amount increased to $17,475,000 due to the interest rate swap from 2017 above expired. The notional amount then decreased each quarter by $431,250 until December 31, 2021, then decreased each subsequent quarter by $609,375 until it expires on November 8, 2023.

The Company received $34,067, in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 52 weeks ended December 29, 2019.The Company paid $(113,025), in the aggregate, in net monthly settlements with respect to the interest rate swap above for the 52 weeks ended December 30, 2018

We do not believe that an increase or decrease in interest rates of 100 basis points related to our swaps would have a material effect on our operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Unique Fabricating, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unique Fabricating, Inc. and subsidiaries (the "Company") as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the fifty-two week periods ended December 29, 2019, December 30, 2018, and December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the fifty-two week periods ended December 29, 2019, December 30, 2018, and December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 26, 2020
We have served as the Company's auditor since 2016

UNIQUE FABRICATING, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 29, 2019	December 30, 2018
Assets
Current Assets
Cash and cash equivalents	$650	$1,410
Accounts receivable – net	24,701	30,831
Inventory – net	13,047	16,286
Prepaid expenses and other current assets:
Prepaid expenses and other	2,108	2,511
Refundable taxes	1,049	983
Assets held for sale	1,003	—
Total current assets	42,558	52,021
Property, Plant, and Equipment – Net	23,415	25,078
Goodwill	22,111	28,871
Intangible Assets	11,625	15,568
Other assets
Investments – at cost	1,054	1,054
Deposits and other assets	226	199
Deferred tax asset	679	496
Total assets	$101,668	$123,287
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$9,324	$11,465
Current maturities of long-term debt	2,847	3,350
Income taxes payable	—	41
Accrued compensation	1,225	2,848
Other accrued liabilities	1,979	1,432
Total current liabilities	15,375	19,136
Long-term debt – net of current portion	33,220	34,668
Line of credit - net	11,418	17,905
Other long-term liabilities	871	395
Deferred tax liability	1,324	2,295
Total liabilities	62,208	74,399
Stockholders’ Equity
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at December 29, 2019 and December 30, 2018, respectively	10	10
Additional paid-in-capital	46,011	45,881
Retained earnings (accumulated deficit)	(6,561)	2,997
Total stockholders’ equity	39,460	48,888
Total liabilities and stockholders’ equity	$101,668	$123,287

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
Net sales	$152,489	$174,910	$175,288
Cost of sales	120,981	135,575	135,234
Gross profit	31,508	39,335	40,054
Selling, general, and administrative expenses	26,751	29,781	29,767
Impairment of goodwill	6,760	—	—
Restructuring expenses	2,752	1,156	—
Operating (loss) income	(4,755)	8,398	10,287
Non-operating Income (Expense)
Other income (expense)	11	(59)	79
Interest expense	(4,287)	(3,778)	(2,746)
Total non-operating expense	(4,276)	(3,837)	(2,667)
(Loss) income – before income taxes	(9,031)	4,561	7,620
Income tax expense	37	862	1,133
Net (loss) income	$(9,068)	$3,699	$6,487
Net (loss) income per share
Basic	$(0.93)	$0.38	$0.67
Diluted	$(0.93)	$0.37	$0.66
Cash dividends per share	$0.05	$0.60	$0.60

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance - January 2, 2017	9,719,772	$10	$45,525	$4,524	$50,059
Net income	—	—	—	6,487	6,487
Stock option expense	—	—	150	—	150
Exercise of warrants and options for common stock	37,791	—	37	—	37
Cash dividends paid	—	—	—	(5,851)	(5,851)
Balance - December 31, 2017	9,757,563	$10	$45,712	$5,160	$50,882

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance - January 1, 2018	9,757,563	$10	$45,712	$5,160	$50,882
Net income	—	—	—	3,699	3,699
Stock option expense	—	—	131	—	131
Exercise of warrants and options for common stock	21,584	—	38	—	38
Cash dividends paid	—	—	—	(5,862)	(5,862)
Balance - December 30, 2018	9,779,147	$10	$45,881	$2,997	$48,888

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance - December 31, 2018	9,779,147	$10	$45,881	$2,997	$48,888
Net loss	—	—	—	(9,068)	(9,068)
Stock option expense	—	—	130	—	130
Cash dividends paid	—	—	—	(490)	(490)
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460

See Notes to Consolidated Financial Statements.

UNIQUE FABRICATING, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
Cash Flows from Operating Activities
Net (loss) income	$(9,068)	$3,699	$6,487
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	6,760	—	—
Inventory adjustment	1,742	—	—
Depreciation and amortization	6,863	6,630	6,320
Amortization of debt issuance costs	177	147	149
Loss (gain) on sale of assets	68	(138)	63
Loss on extinguishment of debt	—	59	—
Bad debt adjustment	243	13	128
Loss (gain) on derivative instruments	578	452	(228)
Stock option expense	130	131	150
Deferred income taxes	(1,132)	(291)	(1,553)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	5,888	(3,641)	(444)
Inventory	2,584	45	402
Prepaid expenses and other assets	(570)	1,212	(1,766)
Accounts payable	(1,104)	1,008	(1,706)
Accrued and other liabilities	(1,138)	104	(194)
Net cash provided by operating activities	12,021	9,430	7,808
Cash Flows from Investing Activities
Purchases of property and equipment	(2,759)	(5,393)	(4,140)
Proceeds from sale of property and equipment	119	904	52
Net cash used in investing activities	(2,640)	(4,489)	(4,088)
Cash Flows from Financing Activities
Net change in bank overdraft	(1,036)	(1,251)	(38)
Proceeds from debt	1,300	10,132	—
Payments on term loans	(3,350)	(2,963)	(3,375)
(Repayments on) proceeds from revolving credit facilities, net	(6,565)	(4,422)	6,231
Debt issuance costs	—	(634)	—
Proceeds from exercise of stock options and warrants	—	38	37
Distribution of cash dividends	(490)	(5,862)	(5,850)
Net cash used in financing activities	(10,141)	(4,962)	(2,995)
Net (Decrease) increase in Cash and Cash Equivalents	(760)	(21)	725
Cash and Cash Equivalents – Beginning of period	1,410	1,431	706
Cash and Cash Equivalents – End of period	$650	$1,410	$1,431
Supplemental Disclosure of Cash Flow Information – Cash paid for
Interest	$4,104	$3,575	$2,567
Income taxes	$438	$1,339	$2,232

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

Principles of Consolidation —The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All inter-company transactions and balances have been eliminated upon consolidation.

Fiscal Years — The Company’s year-end periods end on the Sunday closest to the end of the calendar year-end period. The 52-week fiscal year periods for 2019, 2018, and 2017 ended on December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable — Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable collection in full of the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.9 million and $0.7 million at December 29, 2019 and December 30, 2018, respectively.

Inventory — Inventory is stated at the lower of cost or market, with cost determined on the first in, first out method (FIFO). Inventory acquired as part of a business combination is recorded at its estimated fair value at the time of the business combination. The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for inventory valuation was $1.0 million and $0.6 million at December 29, 2019 and December 30, 2018 respectively.

Valuation of Long-Lived Assets — The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were evident, and all originally assigned useful lives remained appropriate during the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Property, Plant, and Equipment — Property, plant, and equipment purchases are recorded at cost. Property, plant, and equipment acquired as part of a business combination are recorded at estimated fair value at the time of the business combination. Depreciation is calculated principally using the straight-line method over the estimated useful life of each asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the period of the related leases. Upon retirement or disposal, the initial cost or valuation and accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repair and maintenance costs are expensed as incurred.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Intangible Assets — The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were evident, and all originally assigned useful lives remained appropriate during the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

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

During the second quarter of 2019, the Company experienced a decline in market capitalization, which is a potential indicator of impairment. As a result, the Company performed an interim quantitative assessment as of June 30, 2019, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of June 30, 2019. There was a $6.8 million impairment charges recognized during the 52 weeks ended December 29, 2019 and $0 in December 30, 2018, and December 31, 2017, respectively.

The Company performed the annual quantitative assessment as of December 29, 2019, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 40.0%. Key assumptions used in the analysis were a discount rate of 14.0%, EBITDA margin of 11% in 2020 and 12% thereafter and a terminal growth rate of 2.0%.

Debt Issuance Costs — Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported netted against the related debt instrument. Amounts paid to or on behalf of lenders are presented as debt discount, as a reduction of the noted debt instrument. Debt issuance costs on term debt are amortized using the straight lines basis over the term of the related debt (which is immaterially different from the required effective interest method) while those related to revolving debt are amortized using a straight-line basis over the term of the related debt.

At December 29, 2019 and December 30, 2018, debt issuance costs were $0.3 million and $0.4 million, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $0.4 million and $0.5 million, respectively. On November 8, 2018, the Company amended its current Credit Agreement (the “Amended and Restated Credit Agreement”), which increased its term loan debt and is further described in Note 6. The Company reviewed this amendment for extinguishment accounting and concluded that there were no remaining debt issuance costs not amortized on the old revolving debt facility qualified for extinguishment accounting and were recognized as a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all the remaining unamortized debt issuance costs on the old term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.

Amortization expense has been recognized as a component of interest expense which includes both debt issuance costs and debt discounts in the amounts of $0.2 million for the 52 weeks ended December 29, 2019, $0.1 million for the 52 weeks ended December 30, 2018, and $0.1 million for the 52 weeks ended December 31, 2017, respectively.

Investments — FASB guidance requires certain equity securities to be measured at fair value, with changes in fair value recognized in earnings. For equity securities without readily determinable fair values, entities may elect to measure these securities at cost minus impairment, if any, adjusted for changes in observable prices. The Company does have a cost method investment in its consolidated financial statements, and there is not a readily determinable value for this investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No impairment loss was recognized for the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Dividend income of less than $0.1 million, $0.1 million and $0 was recognized for the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. No impairment loss was recognized for the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Accounts Payable — Under the Company’s cash management system, checks issued but not yet presented to the Company’s bank frequently result in overdraft balances for accounting purposes and are classified as accounts payable on the consolidated balance sheets. Accounts payable included $0.8 million and $1.8 million of checks issued in excess of available cash balances at December 29, 2019 and December 30, 2018, respectively.

Stock Based Compensation — The Company accounts for its stock-based compensation using the fair value of the award estimated at the grant date of the award. The Company estimates the fair value of awards, consisting of stock options, using the Black Scholes option pricing model. Compensation expense is recognized in earnings using the straight-line method over the vesting period, which represents the requisite service period.

Revenue Recognition —
 The following table presents the Company's net sales disaggregated by major sales channel for the 52 weeks ended December 29, 2019 and December 30, 2018:

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands)
Net Sales
Automotive	$131,589	$147,010	$148,588
HVAC, water heater, and appliances	13,600	19,500	19,200
Other	7,300	8,400	7,500
Total	$152,489	$174,910	$175,288

General Recognition Policy

Revenue is recognized by the Company once all performance obligations under the terms of a contract with the Company's customers are satisfied. Generally, this occurs with the transfer of control of its automotive, HVAC, and other products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.

In general, for sales arrangements, the Company deems control to transfer at a single point in time and recognizes revenue when it ships products from its manufacturing facilities to its customers. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to transfer upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, and the customer has significant risks and rewards of ownership of the asset. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Contract Balances

The timing of revenue recognition, billings and cash collections and payments results in billed accounts receivable. The Company does not have deferred revenue. Additionally, as noted above in the Accounts Receivable section, management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remains open. The Company had no unrecognized tax benefits as of December 29, 2019, December 30, 2018, and December 31, 2017. There were no penalties or interest recorded during the 52 weeks ended December 29, 2019, December 30, 2018, or December 31, 2017

Foreign Currency Adjustments — The Company’s functional currency for all operations worldwide is the United States dollar. Nonmonetary assets and liabilities of foreign operations are remeasured at historical rates and monetary assets and liabilities are remeasured at exchange rates in effect at the end of each reporting period. Income statement accounts are remeasured at average exchange rates for the year. Gains and losses from translation of foreign currency financial statements into United States dollars are classified in other income in the consolidated statements of operations.

Concentration Risks — The Company is exposed to various significant concentration risks as follows:

Customer and Credit — During the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly and indirectly to General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), and Ford Motor Company (“Ford”), as a percentage of total net sales were: 17, 16, and 15 percent, respectively, during the 52 weeks ended December 29, 2019; 15, 16, and 11 percent, respectively, during the 52 weeks ended December 30, 2018; and 14, 13, and 11 percent, respectively, during the 52 weeks ended December 31, 2017.

No Tier 1 suppliers represented more than 10 percent of direct Company sales for any period noted above.

GM accounted for 8 and 14 percent of direct accounts receivable as of December 29, 2019 and December 30, 2018, respectively.

Labor Markets — At December 29, 2019, 65% of our employees are working in the United States, 30% are working in Mexico, and 5% are working in Canada. 22% of the United States hourly work force is covered under collective bargaining agreements that expire in August of 2022 and February of 2023.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Foreign Currency Exchange — The expression of assets and liabilities in a currency other than the functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows. At December 29, 2019, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2019 may increase or decrease.

International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, 18, 17, and 15 percent, respectively, of the Company’s production occurred in Mexico. During the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, 8, 10, and 9 percent, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 21, 10, and 0 percent, respectively during the 52 weeks ended December 29, 2019, 17, 10, and 2 percent, respectively, during the 52 weeks ended December 30, 2018, and 15, 10, and 1 percent, respectively during the 52 weeks ended December 31, 2017, of the Company’s total sales.

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

Recently Issued Accounting Pronouncements — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition, and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer implementation of ASU 2014-09 by one year. The guidance is now currently effective for fiscal years beginning after December 15, 2018 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. The ASU allows for early adoption for fiscal years beginning after December 15, 2016, however, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the modified retrospective method in its first quarter of 2019. To assess the impact of the new standard, the Company analyzed the standard's impact on customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from application of the new standard's requirements. The Company reviewed material contracts and related agreements with customers and confirmed that the performance obligations do not change under ASC No. 606. In addition, the Company considered all relevant commercial variables to identify transaction consideration and has concluded there is not a material change in the determination of transaction pricing. Therefore, the Company has concluded that the adoption of the new revenue standards did not have a material impact on its consolidated financial statements as the method for recognizing revenue subsequent to the implementation of ASC No. 606 did not vary significantly from the revenue recognition practices under previous GAAP.

In January 2016, the FASB issued guidance, together with related, subsequently issued guidance, that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the guidance

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use (“ROU”) asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The ASU is effective for the Company as of January 1, 2020. Therefore, the company plans to implement this standard using the modified retrospective approach and, as such, recognize the effects of applying the new standard as a cumulative-effect adjustment to retained earnings as of January 1, 2019. The Company has identified our existing leases contracts and is in the process of completing the calculations of the ROU assets and related lease liability. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company will not reassess whether any contracts entered prior to adoption are leases. The Company plans to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances.  The Company also expects to elect the short-term lease recognition exemption for all leases that qualify, which means the Company will not recognize ROU assets or lease liabilities for short-term leases. Based on the Company's lease portfolio, the company currently anticipates recognizing a ROU asset and related lease liability on its balance sheet between $10 million and $13 million, with an immaterial impact on its income statement compared to the current lease accounting model.

In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual or interim reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted the provisions related to this ASU during fiscal year 2017 and the impact was not material in the year of adoption.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The guidance eliminates, adds and modifies certain disclosure requirements. This new guidance is effective for fiscal years beginning after December 15, 2019 for public companies. Early adoption is permitted for either the entire standard or provisions that eliminate or modify requirements. Adoption of the standard will not impact our financial condition, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The guidance simplifies accounting for income taxes by removing certain exceptions. This new guidance is effective for fiscal years beginning after December 15, 2020 for public companies. Early adoption is permitted. We are continuing to evaluate the impact the adoption of this standard will have on our financial condition, results of operations or cash flows.

Note 2 — Business Combinations

The Company intends to continue to selectively pursue opportunistic acquisitions that provide additional products and processes, as well as entrance into new growth markets. There were no new acquisitions for the 52 weeks ended December 29, 2019 and December 30, 2018.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 3 — Inventory

Inventory consists of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Raw materials	$7,963	$9,563
Work in progress	129	548
Finished goods	4,955	6,175
Total inventory	$13,047	$16,286

During the third quarter of 2019, the Company increased the inventory allowance by $1.7 million which is included in cost of sales in the condensed consolidated statement of operations. This was due to the loss of business from the end of life of certain programs coupled with the on-going implementation of the Company's new Enterprise Resource Planning (ERP) system providing more detailed information that led the Company to review estimated future demand in the next twelve months. The allowance for inventory valuation was $1.0 million and $0.6 million at December 29, 2019 and December 30, 2018 respectively.

Included in inventory are assets located in Mexico with a carrying amount of $3.6 million at December 29, 2019 and $3.3 million at December 30, 2018, and assets located in Canada with a carrying amount of $1.0 million at December 29, 2019 and $1.2 million at December 30, 2018.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	December 29, 2019	December 30, 2018	Depreciable Life – Years
	(In thousands)
Land	$1,663	$1,663
Buildings	5,934	6,898	23 – 40
Shop equipment	22,982	21,166	7 – 10
Leasehold improvements	1,234	1,130	3 – 10
Office equipment	1,866	1,651	3 – 7
Mobile equipment	190	283	3
Construction in progress	1,543	1,514
Total cost	35,412	34,305
Accumulated depreciation	11,997	9,227
Net property, plant, and equipment	$23,415	$25,078

Depreciation expense was $2.9 million for the 52 weeks ended December 29, 2019, $2.6 million for the 52 weeks ended December 30, 2018, and $2.2 million for the 52 weeks ended December 31, 2017.

Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $4.1 million and $3.2 million at December 29, 2019 and December 30, 2018, respectively, and assets located in Canada with a carrying amount of $0.6 million and $0.7 million at December 29, 2019 and December 30, 2018, respectively.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 5 — Intangible Assets

Intangible assets of the Company consist of the following at December 29, 2019:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
	(In thousands)
Customer contracts	$26,523	$18,304	8.16
Trade names	4,673	1,698	16.43
Non-compete agreements	1,162	1,142	2.53
Unpatented technology	1,535	1,124	5.00
Total	$33,893	$22,268

Intangible assets of the Company consist of the following at December 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
	(In thousands)
Customer contracts	$26,523	$14,936	8.16
Trade names	4,673	1,452	16.43
Non-compete agreements	1,162	1,118	2.53
Unpatented technology	1,535	818	5.00
Total	$33,893	$18,324

The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $3.9 million for the 52 weeks ended December 29, 2019, $4.1 million for the 52 weeks ended December 30, 2018, and $4.1 million for the 52 weeks ended December 31, 2017.

Estimated amortization expense is as follows (In thousands):

2020	$3,914
2021	2,456
2022	1,305
2023	979
2024	759
Thereafter	2,212
Total	$11,625

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 6 — Long-term Debt

Credit Agreement

On April 29, 2016, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower”) and Citizens Bank, National Association (“Citizens”), acting as syndication agent, and other lenders, entered into a credit agreement (the “Credit Agreement”) providing for borrowings of up to the aggregate principal amount of $62.0 million. The Credit Agreement was a senior secured credit facility and consisted of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $17.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, and a $15.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower. At closing, the US Term Loan and the CA Term Loan were fully funded, and the US Borrower borrowed approximately $22.9 million under the Revolver.

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

On March 26, 2018, the US Borrower and the CA Borrower entered into the Third Amendment (the “Amendment”) to the Credit Agreement, with Citizens acting as syndication agent, and other lenders. The Amendment added a fifth tier of interest rates for total leverage ratios greater than or equal to 3.00 to 1.00. The Credit Agreement only provided three tiers of interest rates based on a total leverage ratio with the greatest tier being for greater than or equal to 2.50 to 1.00. Under the Amendment, all loans under the Credit Agreement now bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or ii) the LIBOR rate, plus an applicable margin ranging from 1.75 percent to 2.75 percent per annum in the case of the Base Rate and 2.75 percent to 3.75 percent per annum in the case of the LIBOR rate, in each case, based on a senior leverage ratio threshold, measured quarterly.

The Amendment also amended the financial covenant related to the total leverage ratio (the ratio of Total Debt as of the date of determination to Consolidated EBITDA for the twelve month period ended as of the date of determination), which previously could not exceed a ratio of 3.00 to 1.00. The Amendment provides that the total leverage ratio may not exceed 3.50 to 1.00 for the fiscal quarter ended March 31, 2018, 3.25 to 1.00 for the fiscal quarters ended June 30, 2018 and September 30, 2018, and 3.00 to 1.00 for the fiscal quarter ended December 31, 2018 and all fiscal quarters thereafter.

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

On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens acting as Administrative Agent, and the other lenders. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its then current maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that may be borrowed under the Revolver reverted to $30.0 million and was replaced by the Amended and Restated Credit Agreement outlined below.

Amended and Restated Credit Agreement

On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement. The Amended and Restated Credit Agreement is a five-year agreement, which, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line of credit to fund capital expenditures and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

borrowings of up to $30.0 million under the Revolver, subject to availability, and left the outstanding principal balance on the CA Term Loan, approximately $12.0 million, the same as it was on the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”) and increases the aggregate principal amount to $26.0 million dollars from $15.9 million, in total, for the previous US Term Loan and Term Loan II. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337,500 through September 30, 2020, $575,000 thereafter through September 30, 2021, and $812,500 thereafter though maturity. The Amended and Restated Credit Agreement also adds a two-year $5.0 million-dollar line of credit dedicated to Capital Expenditures. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.

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

The Amended and Restated Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants including a total leverage ratio and a debt service coverage ratio, as defined in the Amended and Restated Credit Agreement. Additionally, the New US Term Loan and CA Term Loan contains a clause, effective December 29, 2019, that requires an excess cash flow payment to be made to the lenders to reduce the New US Term Loan or the CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Amended and Restated Credit Agreement.

As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant. As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the Waiver and First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 or the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as necessary taking into account the Borrowers current and future financial condition. As a result of this waiver, the lenders did not accelerate the maturity of the debt.

On June 14, 2019, the Company entered into the Waiver and Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Second Amendment revised the waiver period as defined with respect to the March 31, 2019 covenant violation and resulting default until the earlier of June 30, 2019 (which was June 15, 2019 under the First Amendment to the Amended and Restated Credit Agreement) or the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as necessary taking into account the Borrowers current and future financial condition.

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

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

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

On August 7, 2019, the Company entered into the Fifth Amendment to the Credit Agreement and Loan Documents (The "Fifth Amendment"). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill. The Company is compliant with the covenants set forth in the Waiver and Amendments as of December 29, 2019.

As of December 29, 2019, $11.7 million was outstanding under the New Revolver. This amount is gross of debt issuance costs which are further described in Note 1. The New Revolver had an effective interest rate of 6.0120 percent per annum at December 29, 2019 and is secured by substantially all the Company’s assets. At December 29, 2019, the maximum additional available borrowings under the New Revolver were $11.3 million, which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions, resulting in a net availability of $6.8 million.

Long term debt consists of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
New US Term Loan, payable to lenders in quarterly installments of $337,500 through September 30, 2020, $575,000 through September 30, 2021, and $812,500 through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 6.031% and 6.2699% per annum at December 29, 2019 and December 30, 2018, respectively. At December 29, 2019 the balance of the New US Term Loan is presented net of a debt discount of $266,517 from costs paid to or on behalf of the lenders.	$24,383	$25,665
CA Term Loan, payable to lenders in quarterly installments of $375,000 through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 6.031% and 6.2699% per annum at December 29, 2019 and December 30, 2018, respectively. At December 29, 2019, the balance of the CA Term Loan is presented net of a debt discount of $115,866 from costs paid to or on behalf of the lenders.	10,384	11,853
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 6.094% per annum at December 29, 2019.	1,300	—

Note payable to the seller of former owner of business Unique acquired in 2014 which is unsecured and subordinated to the New Credit Agreement. Interest accrues monthly at an annual rate of 6.00%. The note payable is due in full on February 6, 2019.	—	500
Total debt excluding revolver	36,067	38,018
Less current maturities	2,847	3,350
Long-term debt – net of current portion	$33,220	$34,668

The Company did not pay a dividend subsequent to the new amendments.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Maturities on the Company’s Amended and Restated Credit Agreement and other long term-debt obligations for the remainder of the current fiscal year and future fiscal years (In thousands):

2020	$3,193
2021	4,176
2022	4,912
2023	35,890
2024	—
Thereafter	—
Total	48,171
Discounts	(383)
Debt issuance costs	(303)
Total debt – Net	$47,485

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

Effective June 30, 2016, as required under the Credit Agreement entered into during April 2016, the Company entered into a new interest rate swap which requires the Company to pay a fixed rate of 1.055 per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. The notional amount at the effective date was $16.7 million which decreased by $0.3 million each quarter until June 30, 2017, decreased by $0.4 million each quarter until June 29, 2018, when it began decreasing by $0.5 million per quarter until it expired on June 28, 2019.

Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 1.093 per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.9 million which decreases by $0.1 million each quarter until it expires on September 30, 2020.

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap the requires the Company to pay a fixed rate of 3.075 per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increases by $0.4 million each quarter until June 28, 2019 when the notional amount increases to $17.5 million due to the interest rate swap from 2016 above expiring. The notional amount then decreases each quarter by $0.2 million until September 30, 2020 when the notional amount increases to $17.5 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023.

At December 29, 2019, the fair value of all of the swaps was $(0.9) million, of which $0 is included in current assets in the consolidated balance sheet and $(0.9) million is included in other long-term liabilities in the consolidated balance sheet. The Company received $0.03 million in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 52 weeks ended December 29, 2019. At December 30, 2018, the fair value of all the swaps was $(0.3) million, of which $0.1 million was included in current assets in the consolidated balance sheet and $(0.4) million was included in other long-term liabilities in the consolidated balance sheet. The Company received $(0.1) million, in the aggregate, in net monthly settlements with respect to the interest rate swaps for the 52 weeks ended December 30, 2018.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 8 — Restructuring

The Company's restructuring activities are undertaken as necessary to implement management's strategy, streamline operations, take advantage of available capacity and resources, and achieve net cost reductions. The restructuring activities generally relate to realignment of the organization, rationalization of existing manufacturing capacity and closure of facilities and other exit or disposal activities, either in the normal course of business or pursuant to specific restructuring programs.

The table below summarizes the activity in the restructuring liability for the 52 weeks ended December 29, 2019.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at December 31, 2018	$—	$—	$—
Provision for estimated expenses to be incurred	1,380	1,372	2,752
Payments made during the period	942	1,256	2,198
Accrual balance at December 29, 2019	$438	$116	$554

2019 Restructurings

Bryan Restructuring

On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. The Company expects to cease operations completely at the Bryan facility by the end of March 2020. The Company's decision was based on the business case analysis optimizing capacity utilization in the most cost-effective manner.

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

The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities, will be approximately $0.6 million through April of 2020. All these costs were and will be recorded to the restructuring expense line in the Company's consolidated statement of operations.

Evansville Restructuring

On July 16, 2019, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company ceased its operations during December 2019. The Company's decision was based on the business case analysis optimizing capacity utilization in the most cost-effective manner.

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

As the Company is actively marketing its leased, no longer in use, Evansville facility for a sub-lease and based upon the applicable generally accepted accounting principles, the Company performed an analysis to determine the appropriate

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

accounting. This resulted in recording a charge of $0.4 million to restructuring expense in the fourth quarter ending December 29, 2019. The Company is obligated for the remaining payments of $1.1 million for the leased facility.

The Company is also actively pursuing the sale of its owned Evansville facility with a December 29, 2019 book value of $1.0 million. As such, this asset has been classified as an asset held for sale on the consolidated balance sheet.

The Company incurred one-time severance costs as a result of this plant closure of $0.3 million during the 52 weeks ended December 29, 2019.

The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Evansville to other facilities was $0.8 million for the 52 weeks ended December 29, 2019.

All $1.5 million of these costs were recorded as restructuring expense in the Company's condensed consolidated statements of operations.

Salaried Restructuring

On May 15, 2019 and February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating several salaried positions throughout the Company. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and the Company incurred restructuring costs of $0.3 million for the 52 weeks ended December 29, 2019.

During the fourth quarter of 2019, the Company made additional reductions of 12 salaried positions as part of a streamlining of the company to improve efficiency and better align the organization to its new structure, targets, and vision. There was an immaterial impact on 2019 costs and there will be no impact in 2020. Some of the resulting cost savings have been and will be used to add specific capabilities in Engineering, Finance, Human Resources, and Purchasing.

Organization Items

On May 6, 2019, the former President and CEO of the Company resigned by mutual agreement of both parties. The Company incurred one-time restructuring costs of $0.7 million during the 52 weeks ended December 29, 2019, in connection with his resignation.

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

The Company incurred one-time severance costs as a result of this plant closure of $0.2 million in the 52 weeks ended December 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Fort Smith to other facilities was $0.6 million in the 52 weeks ended December 30, 2018. All these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

On October 18, 2018, the Company sold the building it owned in Fort Smith, which had a net book value of $0.7 million for cash proceeds of $0.9 million resulting in a gain on the sale of $0.1 million. Through the date of the sale the building qualified as being held for sale, and therefore was presented as such in the consolidated balance sheet.

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

The Company incurred one-time severance costs as a result of this plant closure of $0.1 million in the 52 weeks ended December 30, 2018. The amount of other costs incurred associated with this plant closure, which primarily consisted of preparing and moving existing production equipment and inventory at Port Huron to other facilities was $0.3 million in the 52 weeks ended December 30, 2018. All these costs were recorded to the restructuring expense line in continuing operations in the Company's consolidated statement of operations.

The tables below summarize the activity in the restructuring liability for the 52 weeks ended December 30, 2018.

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(In thousands)
Accrual balance at January 1, 2018	$—	$—	$—
Provision for estimated expenses incurred during the year	299	857	1,156
Payments made during the year	299	857	1,156
Accrual balance at December 30, 2018	$—	$—	$—

There are no future costs expected with the Ft. Smith and Port Huron closures above as the closures were completed in 2018.

Note 9 — Stock Incentive Plans

2013 Stock Incentive Plan

The Company’s Board of Directors approved a stock incentive plan (the “Plan”) in 2013. The Plan permits the Company to grant 495,000 non statutory or incentive stock options to the employees, directors and consultants of the Company. 495,000 shares of unissued common stock are reserved for the Plan. The Board of Directors has the authority to determine the participants to whom stock options shall be awarded as well as any restrictions to be placed upon the awards. The exercise price cannot be less than the fair value of the underlying shares at the time the stock options are issued, and the maximum length of an award is ten years.

On September 30, 2019 the compensation committee of the Board of Directors approved the issuance of 72,500 non-statutory stock option awards, respectively, to the new CEO of the Company with an exercise price of $2.89 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. The Company estimated the grant-date fair value of the awards

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

subject to these market conditions using a Monte Carlo simulation model, using the following assumptions: risk free interest rate of 1.63% and an annualized volatility of 40%.

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

On September 30, 2019, the compensation committee of the board of directors approved the issuance of 140,000 non statutory stock option awards to the new CEO of the Company with an exercise price of $2.89 per share. These awards vest 40 percent on September 30, 2020 and an additional 20 percent on each of September 30, 2021, 2022, and 2023 thereafter. The fair value of each option award is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options adjusted for the Company’s size and risk factors. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

	September 30, 2019	June 11, 2019
Expected volatility	40.00%	40.00%
Dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.63%	1.81%

On September 30, 2019, the compensation committee of the board of directors approved the issuance of 72,500 incentive stock option awards to the new CEO of the Company with an exercise price of $2.89 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. The Company estimated the grant-date fair value of the awards subject to these market conditions using a Monte Carlo simulation model, using the following assumptions: risk free interest rate of 1.63% and an annualized volatility of 40%.

On February 25, 2020, the compensation committee of the Board of Directors approved the issuance of 30,000 stock option awards to employees as of February 25, 2020 with an exercise price of $3.32 per share.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(In thousands, except share data and exercise price)
Outstanding at December 30, 2018	563,680	$7.25	5.61
Granted	315,000	$2.89	10
Exercised	—	$—	0
Forfeited or expired(2)	202,200	$6.38	0
Outstanding at December 29, 2019	676,480	$5.48	7.09	$471
Vested and exercisable at December 29, 2019	383,480	$7.35	5.09	$152

(1)
The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of December 29, 2019 and multiplying this result by the related number of options outstanding and exercisable at December 29, 2019. The estimated fair value of the shares is based on the closing stock price of $4.01 as of December 29, 2019. As of December 30, 2018, there is no intrinsic value as the exercise prices is greater that the estimated fair value.

(2)	Included 0.18 million shares forfeited by the former CEO in May 2019 as a result of his departure.

The Company recorded gross compensation expense of approximately $0.15 million for the 52 weeks ended December 29, 2019, $0.1 million for the 52 weeks ended December 30, 2018, and $0.2 million for the 52 weeks ended December 31, 2017 in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was immaterial for the 52 weeks ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

As of December 29, 2019, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 1.50 years.

Note 10 — Income Taxes

Income before income taxes for U.S. and Non-U.S. operations are as follows:

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands)
U.S. (loss) income	$(11,154)	$1,017	3,878
Non-U.S. income	2,123	3,544	3,742
(Loss) income before income taxes	$(9,031)	$4,561	$7,620

The components of the income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are detailed as follows:

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands)
Current tax expense:
Federal	$(17)	$(27)	$1,207
State	35	61	293
Foreign	1,151	1,119	1,186
Total	1,169	1,153	2,686
Deferred tax expense:
Federal	(875)	(124)	(1,166)
State	(80)	(14)	(236)
Foreign	(177)	(153)	(151)
Total	(1,132)	(291)	(1,553)
Total income tax expense	$37	$862	$1,133

Deferred income tax assets and liabilities at December 29, 2019 and December 30, 2018 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 29, 2019	December 30, 2018
	(In thousands)
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$227	$174
Inventories	313	140
Accrued payroll and benefits	78	533
Goodwill and intangible assets	504	—
Excess interest expense	605	279
Foreign tax credit	797	621
Other	405	157
Deferred tax asset before valuation allowance	2,929	1,904
Valuation allowance	(621)	(621)
Deferred tax asset	2,308	1,283
Property, plant, and equipment	(2,945)	(3,082)
Goodwill and intangible assets	—	—
Other	(8)	—
Deferred tax liability	(2,953)	$(3,082)
Total deferred tax liability	$(645)	$(1,799)

Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. As of the year ended December 29, 2019, the Company has maintained a valuation allowance of

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

$0.6 million related to foreign tax credits (generated by the deemed repatriation under U.S. tax reform) expiring in 2028 as the Company has concluded that it is not more likely than not that the credits will be used prior to their expiration.

The transition tax provision of the 2017 tax reform act eliminated the basis difference that existed previously for purposes of ASC Topic 740. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. U.S. income taxes have not been recognized for such taxes as the Company continues to remain indefinitely reinvested with respect to its foreign earnings. It is not practicable to estimate the amount of income taxes that may be payable on such undistributed foreign earnings.

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands)
Income tax expense (benefit) at US Statutory Tax Rate	$(1,897)	$958	$2,591
State income tax (benefit) expense, net of federal benefit	(28)	23	66
Foreign tax rate differential	174	252	(206)
U.S. Tax on non-U.S. income	241	319	—
Implementation of U.S. Tax Reform Act	—	(80)	(559)
Goodwill impairment	1,208	—	—
Research and Development credits	(225)	(504)	(682)
Other	564	(106)	(77)
Total provision for income taxes	$37	$862	$1,133

On December 22, 2017 the Tax Cuts and JOBS Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and including the reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries, introduction of tax on U.S. shareholders of certain foreign subsidiaries earnings, Global Intangible Low- Taxed Income (“GILTI”), and limitations on deductibility of interest expense. The impact in 2017 primarily consists of a ($1.4) million benefit related to the impact on the U.S. deferred tax liability due to the lowering of the corporate tax rate described above and $0.8 millions of expense for the estimate for the impact of one-time transition tax on deemed repatriated earnings of foreign subsidiaries. We completed our accounting for the income tax effects of the Act in 2018 and recorded a benefit of $(0.1) million as an adjustment to the provisional estimate of the one-time transition tax expense.

The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remains open. The Company had no unrecognized tax benefits as of December 29, 2019 and December 30, 2018. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the 52 weeks ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

The Company files income tax returns in the United States, Mexico, and Canada as well as in various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2016 in the United States, before 2014 in Mexico, and before 2017 in Canada.

Note 11 — Operating Leases

The Company leases office space, production facilities and equipment under operating leases with various expiration dates through the year 2030. The leases for office space and production facilities require the Company to pay taxes, insurance,

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

utilities and maintenance costs. Five of the leases provide for escalating rents over the life of the lease and rent expense is therefore recognized over the term of the lease on a straight line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rent expense charged to operations was approximately $2.3 million for the 52 weeks ended December 29, 2019, $2.4 million for the 52 weeks ended December 30, 2018, and $2.2 million for the 52 weeks ended December 31, 2017.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at December 29, 2019 (In thousands):

2020	$2,332
2021	2,210
2022	1,755
2023	1,175
2024	1,134
Thereafter	6,457
Total	$15,063

Note 12 — Retirement Plans

The Company maintains a defined contribution plan covering certain full-time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.2 million for the 52 weeks ended December 29, 2019, $0.5 million for the 52 weeks ended December 30, 2018, and $0.5 million for the 52 weeks ended December 31, 2017

Note 13 — Related Party Transactions

Effective March 18, 2013, the Company is under a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $0.3 million and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $0.2 million for the 52 weeks ended December 29, 2019, $0.2 million for the 52 weeks ended December 30, 2018, and $0.2 million for the 52 weeks ended December 31, 2017. The Company allocates these fees to the services provided based on their relative fair values. The fees paid were all allocated to and expensed as transaction costs. The management agreement had an initial term of five years, expiring on March 18, 2018, and renews automatically each year for additional one-year terms. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer collectively own 50% of the equity securities owned by either of them on March 18, 2018.

In 2019, the Company entered into a services agreement with 6th Avenue Group, which is a company owned by a Board member of the Company. The services performed have been related to assisting long term strategic planning for the Company as well as aiding in helping the Company with CEO transition services. As previously mentioned in Note 8, the Company's CEO resigned on May 6, 2019. The Company incurred fees to the 6th Avenue Group of $0.2 million, for the 52 weeks ended December 29, 2019. The services provided by 6th Avenue Group terminated in 2019. This Board member, as discussed in Note 9, was also awarded stock options for 30,000 shares for her services on June 11, 2019.

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

Fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company can access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. Level 2 inputs may include quoted prices for similar items in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related item. Level 3 fair value measurements are based primarily on management’s own estimates using inputs such as pricing models, discounted cash flow methodologies or similar techniques considering the characteristics of the item.

In instances whereby inputs used to measure fair value fall into different levels of the fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of specific inputs to these fair value measurements requires judgment and considers factors specific to each item.

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

Note 15 — Contingencies

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. While uncertainties are inherent in the outcome of such matters, the Company believes that there are no pending proceedings in which the Company is currently involved that will have a material effect on its financial position, results of operations or cash flow.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Two Weeks Ended December 31, 2017
	(In thousands, except per share data)
Basic earnings per share calculation:
Net (loss) income	$(9,068)	$3,699	$6,487
Weighted average shares outstanding	9,779,147	9,770,011	9,750,948
Net (loss) income per share-basic	$(0.93)	$0.38	$0.67

Diluted earnings per share calculation:
Net (loss) income	$(9,068)	$3,699	$6,487
Weighted average shares outstanding	9,779,147	9,770,011	9,750,948
Effect of dilutive securities:
Stock options(1)(2)(3)	—	138,017	147,316
Warrants(1)(2)(3)	—	670	1,154
Diluted weighted average shares outstanding	9,779,147	9,908,698	9,899,418
Net (loss) income per share-diluted	$(0.93)	$0.37	$0.66

(1)Due to a net loss for the 52 weeks ended December 29, 2019, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution.

(2) Options to purchase 311,480 shares of common stock remaining to be exercised under the 2013 plan and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2018 calculation. Options to purchase 220,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, options to purchase 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in September 2017, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, were not included in the computation of diluted earnings per share in the 2018 period because the effect would have been anti-dilutive.

(3)    Options to purchase 345,280 shares of common stock remaining to be exercised under the 2013 plan and warrants to purchase 1,185 shares of common stock remaining to be exercised, were considered in the computation of diluted earnings per share using the treasury stock method in the 2017 calculation. Options to purchase 225,000 shares of common stock that were granted in August 2015 and November 2015 remaining to be exercised, as discussed in Note 9, under the 2014 plan, options to purchase 7,200 shares of common stock and 5,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in April 2016, 5,000 and 15,000 shares of common stock that were granted under the 2013 and 2014 plan, respectively, in September 2017, and warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015, were not included in the computation of diluted earnings per share in the 2017 period because the effect would have been anti-dilutive.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Note 17 — Selected Quarterly Financial Data (unaudited)

The following tables set forth a condensed summary of the Company's unaudited selected quarterly results for each of the quarters in fiscal 2019 and 2018.

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended June 30, 2019	Thirteen Weeks Ended September 29, 2019	Thirteen Weeks Ended December 29, 2019
	(In thousands, except per share data)
2019
Net sales	$39,467	$38,889	$38,550	$35,583
Gross profit	$8,300	$8,212	$7,175	$7,821
Operating income (loss)	$937	$(6,706)	$(354)	$1,368
Net (loss) income	$(189)	$(7,623)	$(1,264)	$8
Net (loss) income per share
Basic	$(0.02)	$(0.78)	$(0.13)	$—
Diluted	$(0.02)	$(0.78)	$(0.13)	$—

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended July 1, 2018	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended December 30, 2018
	(In thousands, except per share data)
2018
Net sales	$47,304	$45,742	$42,052	$39,812
Gross profit	$11,080	$11,189	$8,524	$8,542
Operating income	$2,671	$3,272	$1,122	$1,333
Net income (loss)	$1,512	$1,751	$627	$(191)
Net income (loss) per share
Basic	$0.16	$0.18	$0.06	$(0.02)
Diluted	$0.15	$0.18	$0.06	$(0.02)

Note 18 — Subsequent Events

Due to the ongoing COVID-19 outbreak with its uncertain near, mid, and longer-term impacts on the Company, our customers, our suppliers, and the industries we serve, we are executing a comprehensive set of actions to prudently manage our resources while keeping our customers supplied with the products they continue to require.
While demand in the automotive segment has been reduced for an indeterminate period, we continue to have customer orders across our various markets and in all our plants. Currently, we are operating our facilities.
We are following the guidelines provided by the various governmental entities in the jurisdictions where we operate and are taking additional measures to protect our employees.

UNIQUE FABRICATING, INC.

Notes to Consolidated Financial Statements

Considering the current decline in demand, we are modifying our shift schedules and plant employee counts, limiting our raw material ordering, and restricting all discretionary spending.
As our supply base is almost exclusively North American, we have not yet seen disruptions in our supply chain.
Due to the inherent uncertainty of the unprecedented and rapidly evolving situation including the duration of the actions taken by the various customers and governments, we are unable to determine the full impact of the COVID-19 situation on our future operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also the acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2019. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting related to procedures and internal controls.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that material misstatements will be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our Chief Executive Officer, who is also the acting Chief Financial Officer, concluded that such disclosure controls and procedures, as of December 29, 2019, were not effective due to a material weakness in our internal controls over financial reporting identified during the fiscal 2019 year, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report present fairly in all material respects our financial condition, results of operations, and cash flows for the periods presented.
During the fourth quarter of 2019, our management identified a material weakness in the Company’s internal control over financial reporting primarily related to limited finance staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company has had several organization changes, including the resignation of the Company’s Chief Financial Officer, IT Manager, and Controller. Turnover of these key management positions of the Company led the financial reporting staff to rely increasingly on outsourced work and outside specialists, without adequate resources to thoroughly review, investigate, and reconcile the financial information, and perform IT access controls and reviews.
To address this material weakness, our management has taken steps to assure that adequate staffing and resources are available for the financial reporting process at the corporate office. Additional external experienced personnel were engaged in the accounting and finance department as part of the year end processes at the corporate office. In connection with our preparation of year end information, we implemented new procedures and internal controls surrounding the month-end financial closing and financial reporting processes to ensure proper and thorough review of journal entries, account reconciliations, access controls and financial statements.
The new procedures and internal controls; however, were not fully implemented as of December 29, 2019. The Company is also conducting an on-going search for key management positions in the areas identified previously. In addition, our management intends to initiate measures to immediately remediate the identified material weakness by implementing the new procedures and internal controls at our corporate office. These include, but are not limited to, applying a more rigorous review of the monthly financial reporting processes to ensure that the performance of the control is evidenced through appropriate documentation, which is consistently maintained, and evaluating necessary changes to the Company’s formalized process to ensure key controls are identified, the control design is appropriate, and the necessary evidentiary documentation is maintained throughout the process.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2018 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018
Consolidated Statements of Operations for the Fifty-Two Weeks Ended December 29, 2019, December 30, 2018 and December 31, 2017
Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended December 29, 2019, December 30, 2018 and December 31, 2017
Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended December 29, 2019, December 30, 2018 and December 31, 2017

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

10.31
Second Amendment to Credit Agreement and Loan Documents, dated as of August 18, 2017, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc (filed as Exhibit 10.1 Company’s Current Report on Form 8-K, filed on August 22, 2017 and incorporated herein by reference)

10.32
Third Amendment to Credit Agreement and Loan Documents, dated as of March 26, 2018, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2018 and incorporated herein by reference)

10.33
Fourth Amendment to Credit Agreement and Loan Documents, dated as of August 6, 2018, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018, filed on August 9, 2018 and incorporated herein by reference)

10.34
Fifth Amendment to Credit Agreement and Loan Documents, dated as of September 20, 2018, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 21, 2018 and incorporated herein by reference)

10.35
Amended and Restated Credit Agreement and Loan Documents, dated as of November 8, 2018, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA. Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on November 9, 2018 and incorporated herein by reference)

10.36
Waiver and Second Amendment to Credit Agreement and Loan Documents, dated as of June 14, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 17, 2019 and incorporated herein by reference)

10.37
Waiver and Third Amendment to Credit Agreement and Loan Documents, dated as of June 28, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 1, 2019 and incorporated herein by reference)

10.38
 Waiver and Fourth Amendment to Credit Agreement and Loan Documents, dated as of July 16, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 18, 2019 and incorporated herein by reference)

10.39
Consulting agreement made as of May 15, 2019, by and between Unique Fabricating NA, Inc., a Delaware corporation (the “Company”), and Kim Korth (“Consultant”) (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed on August 7, 2019 and incorporated herein by reference)

10.40
Fifth Amendment to Credit Agreement and Loan Documents, dated as of August 7, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 8, 2019 and incorporated herein by reference)

10.41
Employment agreement made as of September 4, 2019, by and between Unique Fabricating Incorporated, a Delaware corporation and Byrd Douglas Cain, III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 17, 2019 and incorporated herein by reference)

21.1*	List of subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

UNIQUE FABRICATING, INC.

Date: March 26, 2020	By:	/s/
Name: Byrd Douglas Cain III
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/	By:	/s/
	Name: Byrd Douglas Cain III		Name: Richard L Baum
	Title: President and Chief Executive Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Chairman of the Board
Dated:	March 26, 2020	Dated:	March 26, 2020
By:	/s/	By:	/s/
	Name: Susan Benedict		Name: Paul Frascoia
	Title: Director		Title: Director
Dated:	March 26, 2020	Dated:	March 26, 2020
By:	/s/	By:	/s/
	Name: Mary Kim Korth		Name: William Cooke
	Title: Director		Title: Director
Dated:	March 26, 2020	Dated:	March 26, 2020
By:	/s/	By:	/s/
	Name: James Illikman		Name: Donn Viola
	Title: Director		Title: Director
Dated:	March 26, 2020	Dated:	March 26, 2020