Form 10-K/A
period 2019-12-29
Unique Fabricating, Inc.
filed 2020-03-30
CIK 1617669

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

EXPLANATORY NOTE

This amendment No. 1 to Form 10-K (“Amendment”) amends the Annual Report on Form 10-K of Unique Fabricating, Inc. (the “Company”) for the year ended December 29, 2019, originally filed with the Securities and Exchange Commission on March 27, 2020 “Original Filing”). This Amendment is being filed solely to include executed signature pages.  No changes have been made to the Original Filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE FABRICATING, INC.

Date: March 27, 2020	By:	/s/ Byrd Douglas Cain, III
Name: Byrd Douglas Cain, III
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Byrd Douglas Cain III	By:	/s/ Richard L Baum
	Name: Byrd Douglas Cain III		Name: Richard L Baum
	Title: President and Chief Executive Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Chairman of the Board
Dated:	March 27, 2020	Dated:	March 27, 2020
By:	/s/ Susan Benedict	By:	/s/ Paul Frascoia
	Name: Susan Benedict		Name: Paul Frascoia
	Title: Director		Title: Director
Dated:	March 27, 2020	Dated:	March 27, 2020
By:	/s/ Mary Kim Korth	By:	/s/ William Cooke
	Name: Mary Kim Korth		Name: William Cooke
	Title: Director		Title: Director
Dated:	March 27, 2020	Dated:	March 27, 2020
By:	/s/ James Illikman	By:	/s/ Donn Viola
	Name: James Illikman		Name: Donn Viola
	Title: Director		Title: Director
Dated:	March 27, 2020	Dated:	March 27, 2020