Form 10-Q
period 2020-03-31
Unique Fabricating, Inc.
filed 2020-06-26
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to             .
Commission file number: 001-37480
UNIQUE FABRICATING, INC.
(Exact name of registrant as specified in its Charter)

Delaware	46-1846791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Standard Parkway
Auburn Hills, MI 48326
(248) 853-2333
(Address including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	UFAB	NYSE American
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of June 11, 2020, the registrant had 9,779,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and as of December 29, 2019 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 (unaudited) and three months ended March 31, 2019 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 (unaudited) and three months ended March 31, 2019 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
	Item 4.	Controls and Procedures	30
Part II.	Other Information
	Item 1.	Legal Proceedings	30
	Item 1A.	Risk Factors	30
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	Item 3.	Defaults Upon Senior Securities	31
	Item 4.	Mine Safety Disclosures	31
	Item 5.	Other Information	31
	Item 6.	Exhibits	33
		Signatures	34

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	March 31, 2020	December 29, 2019
Assets
Current assets
Cash and cash equivalents	$1,759	$650
Accounts receivable, net of reserves of approximately $0.8 million and $0.9 million at March 31, 2020 and December 29, 2019, respectively	24,806	24,701
Inventory, net	15,259	13,047
Prepaid expenses and other current assets:
Prepaid expenses and other	3,295	2,108
Refundable taxes	1,207	1,049
Assets held for sale	1,003	1,003
Total current assets	47,329	42,558
Property, plant, and equipment, net	23,096	23,415
Goodwill	22,111	22,111
Intangible assets	10,639	11,625
Other assets
Operating leases	11,421	—
Investments, at cost	1,054	1,054
Deposits and other assets	226	226
Deferred tax asset	679	679
Total assets	$116,555	$101,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,956	$9,324
Current maturities of long-term debt	2,847	2,847
Accrued compensation	764	1,225
Other accrued liabilities	3,403	1,979
Total current liabilities	21,970	15,375
Long-term debt, net of current maturities	31,819	33,220
Line of credit	11,750	11,418
Other long-term liabilities:
Deferred tax liability	874	1,324
Other liabilities	11,796	871
Total liabilities	78,209	62,208
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at March 31, 2020 and December 29, 2019, respectively	10	10
Additional paid-in-capital	46,034	46,011
Accumulated deficit	(7,698)	(6,561)
Total stockholders’ equity	38,346	39,460
Total liabilities and stockholders’ equity	$116,555	$101,668
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net sales	$34,976	$39,467
Cost of sales	27,901	31,167
Gross profit	7,075	8,300
Selling, general, and administrative expenses	5,865	7,273
Restructuring expenses	920	91
Operating income	290	936
Other income (expense):
Other, net	(24)	18
Interest expense	(1,666)	(1,100)
Other expense, net	(1,690)	(1,082)
(Loss) before income tax (benefit) expense	(1,400)	(146)
Income tax (benefit) expense	(263)	43
Net loss	$(1,137)	$(189)
Net loss per share:
Basic	$(0.12)	$(0.02)
Diluted	$(0.12)	$(0.02)
Dividends declared per share	$—	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$10	$45,882	$2,997	$48,888
Net loss	—	—	—	(189)	(189)
Stock option expense	—	—	33	—	33
Cash dividends paid	—	—	—	(489)	(489)
Balance - March 31, 2019	9,779,147	$10	$45,915	$2,319	$48,243

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss	—	—	—	(1,137)	(1,137)
Stock option expense	—	—	23	—	23
Cash dividends paid	—	—	—	—	—
Balance - March 31, 2020	9,779,147	$10	$46,034	$(7,698)	$38,346

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,137)	$(189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,751	1,702
Amortization of debt issuance costs	37	44
Loss on sale of assets	12	(7)
Bad debt adjustment	213	61
Loss on derivative instrument	614	272
Stock option expense	23	33
Deferred income taxes	(450)	(114)
Accounts receivable	(318)	528
Inventory	(2,266)	415
Prepaid expenses and other assets	(1,344)	251
Accounts payable	5,968	62
Accrued and other liabilities	(848)	(1,487)
Other, net	593	—
Net cash provided by operating activities	2,848	1,571
Cash Flows from Investing Activities
Capital expenditures	(296)	(870)
Proceeds from sale of property, plant and equipment	5	7
Net cash used in investing activities	(291)	(863)
Cash Flows from Financing Activities
Net change in bank overdraft	(335)	1,355
Payments on term loans	(1,425)	(1,925)
Proceeds from capital expenditure line	—	700
(Payments on) proceeds from revolving credit facilities, net	312	(454)
Distribution of cash dividends	—	(489)
Net cash used in financing activities	(1,448)	(813)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	1,109	(105)
Cash and cash equivalents at beginning of period	650	1,410
Cash and cash equivalents at end of period	$1,759	$1,305
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,513	$1,051
Cash paid for Income taxes	$241	$133

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation
Nature of Business
Unique Fabricating, Inc. (the “Company”) engineers and manufactures multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. The Company operates as one operating and reportable segment.
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The interim results for the periods presented may not be indicative of the Company's actual annual results. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019.
Going Concern
The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Refer to Note 6 for discussion of the Company’s financial covenant compliance.
As of March 31, 2020, the Company was in compliance with its financial covenants. However, due to the impact of the COVID-19 pandemic on the Company and the global automotive industry, the Company projected it would not be in compliance with its financial covenants related to the Bank EBITDA for the twelve months ended June 30, 2020. In response to the anticipated impact of COVID-19, on April 23, 2020, the US Borrower and the CA Borrower (together the “Borrowers”) entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement and Loan Documents. The Seventh Amendment, among other things, (i) permits additional indebtedness in the form of unsecured loans authorized pursuant to and in compliance with the CARES Act under the Paycheck Protection Program of the U.S. Small Business Administration, in an aggregate amount not to exceed $6.0 million; (ii) defers the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates; (iii) waives the requirement to test Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the fiscal quarter ending June 30, 2020; (iv) allows the release of the lien on the Evansville, Indiana property and for the net cash proceeds from its sale to be applied against any outstanding balance on the Revolver, which will not permanently reduce the Revolving Credit Aggregate Commitment; (v) adds a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) adds a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
While the Seventh Amendment waives the requirement to test the Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the second quarter of 2020, it does not waive these requirements for periods after the second quarter of 2020. Bank EBITDA, as defined, for the twelve months ended September 30, 2020, December 31, 2020, and March 31, 2021 is likely to result in the Company not being in compliance with its financial covenants, as these periods will include the financial results of the second quarter of 2020 which will be materially impacted by the COVID-19 pandemic. Absent an amendment or waiver, failure to be in compliance with the Company’s financial covenants would constitute a default when reported. Such a default, if not cured or waived, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time. If the maturity of the debt were accelerated, the Company would not have sufficient available liquidity to repay such debt within one year after the date that the financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
The Company has been actively discussing the impact the COVID-19 pandemic is expected to have on the Company’s ability to meet its financial covenants with the Administrative Agent and the need to modify the covenant terms through the periods that the Company believes may be impacted. The Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default. As a result, the Company has concluded that it’s plans to obtain covenant relief are probable of being achieved, to alleviating substantial doubt about the Company’s ability to continue as a going concern.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Change in Quarter and Year-End
Historically, the Company’s quarterly periods ended on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarters and year to date period, which were 13 weeks, respectively, ended on March 31, June 30, September 29, and December 29, 2019. On March 13, 2020, the Company’s board of directors approved changing our quarterly periods to match calendar quarterly periods. The Company expects the impact of this change on our 2020 result of operations to be immaterial. All year, quarter, and three month references prior to 2020 relate to the Company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, quarter and three months ended is used throughout this Quarterly Report on Form 10-Q to represent both the current year calendar quarterly periods and the prior year fiscal year periods.
Concentration Risks
The Company is exposed to significant concentration risks as follows:
Customer and Credit — During the three months ended March 31, 2020 and three months ended March 31, 2019, the Company’s net sales were derived from customers principally engaged in the North American automotive industry.  The following table presents the Company's sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
General Motors Company	17%	18%
Fiat Chrysler Automobiles	14%	15%
Ford Motor Company	10%	11%
No customer represented more than 10 percent of direct Company sales for the three months ended March 31, 2020. GM accounted for 9 percent of direct Company sales for the three months ended March 31, 2020.
Labor Markets — At March 31, 2020, of the Company’s hourly plant employees working in the United States manufacturing facilities, 40 percent were covered under a collective bargaining agreement which expires in August 2022 while another 6 percent were covered under a separate collective bargaining agreement that expires in February 2023.
International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. The following table presents the percentage of the Company's total production in Mexico, Canada, and other foreign markets:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Mexico	23%	19%
Canada	9%	8%
Other	—%	1%
The following table presents the percentage of the Company's total net sales represented by net sales from customers located in Mexico, Canada, and other foreign countries:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Mexico	23%	18%
Canada	8%	9%
Other	—%	1%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. In November 2019, the FASB issued ASU 2019-10, which established the effective date of the new standard for smaller reporting companies as fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact, if any the adoption of the new credit losses model will have on its financial statements.
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We have identified our existing lease contracts and calculated the right of use assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2020. Adoption of the new standard resulted in the recording of right-of-use assets and liabilities of $12.1 million and $12.8 million as of January 1, 2020. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company has approximately $12.3 million of noncancelable future rental obligations as of March 31, 2020, as shown in Note 11.

3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net Sales
Transportation	$32,012	$34,015
Appliance	2,779	3,754
Other	185	1,698
Total	$34,976	$39,467
General Recognition Policy
Revenue is recognized by the Company once all performance obligations under the terms of a contract with the Company's customers are satisfied. Generally this occurs with the transfer of control to a customer of its automotive, HVAC, and other products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances
The timing of revenue recognition, billings and cash collections and payments results in billed accounts receivable. The Company does not have deferred revenue. Additionally, management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered.

4. Inventory
Inventories consist of the following (in thousands):

	March 31, 2020	December 29, 2019
Raw materials	$9,460	$7,963
Work in progress	618	129
Finished goods	5,181	4,955
Total inventory	$15,259	$13,047
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.9 million and $1.0 million at March 31, 2020 and December 29, 2019, respectively.
Included in inventory are assets located in Mexico with a carrying amount of $3.2 million at March 31, 2020 and $3.6 million at December 29, 2019, and assets located in Canada with a carrying amount of $1.2 million at March 31, 2020 and $1.0 million at December 29, 2019.

5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following (in thousands):

	March 31, 2020	December 29, 2019	Depreciable Life – Years
Land	$1,663	$1,663
Buildings	5,934	5,934	23 – 40
Shop equipment	23,053	22,982	7 – 10
Leasehold improvements	1,225	1,234	3 – 10
Office equipment	1,858	1,866	3 – 7
Mobile equipment	160	190	3
Construction in progress	1,888	1,543
Total cost	35,781	35,412
Less: Accumulated depreciation	12,685	11,997
Net property, plant, and equipment, net	$23,096	$23,415
Depreciation expense was $0.7 million for the three months ended March 31, 2020, and $0.7 million for the three months ended March 31, 2019.
Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $4.1 million and $4.1 million at March 31, 2020 and December 29, 2019, respectively, and assets located in Canada with a carrying amount of $0.6 million and $0.6 million at March 31, 2020 and December 29, 2019, respectively.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Long-term Debt
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
On August 8, 2018, the US Borrower and the CA Borrower entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, with Citizens, acting as Administrative Agent, and other lenders. The Fourth Amendment required the Company to use the net proceeds from the sale of the Ft. Smith, Arkansas building to reduce the outstanding borrowings under the Revolver. The application of the net proceeds did not permanently reduce the amounts that could be borrowed under the Revolver. The Fourth Amendment also eased, for the fiscal quarter ended September 30, 2018, the financial covenant ratio which determined the Company's ability to pay dividends.
On September 20, 2018, the US Borrower and the CA Borrower entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, with Citizens, acting as Administrative Agent, and other lenders. The Fifth Amendment temporarily increased the maximum amount that could be borrowed under the Revolver to $32.5 million from its then maximum of $30.0 million. This increase implemented by the Fifth Amendment was effective until October 31, 2018, at which point the maximum amount that could be borrowed under the Revolver reverted back to $30.0 million and was replaced by the Amended and Restated Credit Agreement described below.
Amended and Restated Credit Agreement
On November 8, 2018, the US Borrower and the CA Borrower entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement which is a five year agreement, among other things, increased the principal amount of US Term Loan borrowings to $26.0 million, created a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extended the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability under the terms of the Amended and Restated Credit Agreement, and left the principal amount on the CA Term Loan at approximately $12.0 million, the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”), and increased the aggregate principal amount to $26.0 million from $15.9 million, in total, for the previous US Term Loan and Term Loan II. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $337.5 thousand through September 30, 2020, $575.0 thousand thereafter through September 30, 2021, and $812.5 thousand thereafter with a lump sum due at maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.
The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 3.25% per annum in the case of the Base Rate and 2.75% to 4.25% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly, as increased by the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement which is further described below. The fair value of debt at March 31, 2020 under the Revolver, New US Term Loan and CA Term Loan approximates book value based on the variable terms.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2020, $11.6 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.92% percent per annum at March 31, 2020, and is secured by substantially all of the Company’s assets. At March 31, 2020, the maximum additional available borrowings under the Revolver was $11.7, million which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions, resulting in a net availability of $6.9 million.

Long term debt consists of the following (in thousands):

	March 31, 2020	December 29, 2019
New US Term Loan, payable to lenders in quarterly installments of $0.3 million through September 30, 2020, $0.6 million through September 30, 2021, and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.853% per annum at March 31, 2020. At March 31, 2020, the balance of the New US Term Loan is presented net of a debt discount of $0.3 million from costs paid to or on behalf of the lenders.	$23,725	$24,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.853% per annum at March 31, 2020. At March 31, 2020, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	$9,641	$10,384
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.862% per annum at March 31, 2020.	1,300	1,300
Total debt excluding Revolver	34,666	36,067
Less current maturities	2,847	2,847
Long-term debt – Less current maturities	$31,819	$33,220

Debt Issuance Costs
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
At March 31, 2020 and December 29, 2019, debt issuance costs were $0.3 million and $0.3 million, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $0.4 million and $0.4 million, respectively. On November 8, 2018, the Company amended its Credit Agreement, to increase the Company's term loan debt. The Company reviewed this amendment for extinguishment accounting and concluded that there were no remaining debt issuance costs not amortized on the revolving debt facility qualified for extinguishment accounting and recognized a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all of the of remaining unamortized debt issuance costs on the term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.04 million for the three months ended March 31, 2020, and $0.04 million for the three months ended March 31, 2019, respectively.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Covenant Compliance
The Amended and Restated Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Amended and Restated Credit Agreement. As of December 29, 2019, the Company was in compliance with these financial covenants. Additionally, the New US Term Loan and CA Term Loan each contains a clause, effective December 30, 2018, that requires an excess cash flow payment to be made to the lenders to reduce the New US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Amended and Restated Credit Agreement. No payments were required to be made in the three months ended March 31, 2020.
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
On August 7, 2019, the Company entered into the Fifth Amendment to the Credit Agreement and Loan Documents (the “Fifth Amendment”). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill. The Company is compliant with the covenants set forth in the Fifth Amendment as of March 31, 2020.
On April 3, 2020, the company entered into the Sixth Amendment to the Credit Agreement and Loan Documents (the “Sixth Amendment”). The Sixth Amendment, amended the definition of consolidated EBITDA to include, as an addition to consolidated net income, an amount equal to $0.6 million resulting from a non-cash inventory write-off taken during the third fiscal quarter in fiscal 2019, amended the definition of “fiscal year” to reflect that we changed our fiscal year to end on December 31, commencing with the 2020 fiscal year, eliminate the requirement for a monthly Covenant Compliance Report and provide for payment of the Capex Loan principal installment that was due December 31, 2019, but was not paid due to an internal system miscalculation by the Agent.
As of March 31, 2020, the Company was in compliance with its financial covenants. However, due to the impact of the COVID-19 pandemic on the Company and the global automotive industry, the Company anticipated that it was likely that the Bank EBITDA for the twelve months ended June 30, 2020 was likely to result in the Company not being in compliance with its

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financial covenants. In response to the anticipated impact of COVID-19, on April 23, 2020, the US Borrower and the CA Borrower (together the “Borrowers”) entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement and Loan Documents. The Seventh Amendment, among other things, (i) permits additional indebtedness in the form of unsecured loans authorized pursuant to and in compliance with the CARES Act under the Paycheck Protection Program of the U.S. Small Business Administration, in an aggregate amount not to exceed $6.0 million; (ii) defers the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates; (iii) waives the requirement to test Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the fiscal quarter ending June 30, 2020; (iv) allows the release of the lien on the Evansville, Indiana property and for the net cash proceeds from its sale to be applied against any outstanding balance on the Revolver, which will not permanently reduce the Revolving Credit Aggregate Commitment; (v) adds a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) adds a 1.0% LIBOR Floor and 2.0% Base Rate Floor. Refer to Note 1 for discussion of future covenant compliance and consideration of our ability to continue as a going concern.
Maturities on the Company’s Amended and Restated Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows (in thousands):

2020	$1,506
2021	4,176
2022	4,912
2023	36,464
2024	—
Thereafter	—
Total	47,058
Discounts	(359)
Debt issuance costs	(284)
Total debt – Net	$46,415

7. Derivative Financial Instruments
Interest Rate Swap
The Company holds a derivative financial instrument, in the form of an interest rate swap, as required by its Credit Agreement and Amended and Restated Credit Agreement, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swap is recognized in the accompanying condensed consolidated balance sheets at its fair value. Monthly settlement payments due on the interest rate swap and changes in its fair value are recognized currently in net income as interest expense in the accompanying condensed consolidated statements of operations.
Effective June 30, 2016, as required under the Credit Agreement entered into during April 2016, the Company entered into an interest rate swap which requires the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. The notional amount at the effective date was $16.7 million which decreased by $0.3 million each quarter until June 30, 2017, and thereafter decreased by $0.4 million each quarter until June 29, 2018, when it began decreasing by $0.5 million per quarter until it expired on June 28, 2019.
Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, the Company entered into another interest rate swap which requires the Company to pay a fixed rate of 1.093 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR, for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.9 million which decreases by $0.1 million each quarter until it expires on September 30, 2020.
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increased by $0.4 million each quarter until June 28, 2019

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
when the notional amount increased to $17.5 million due to the interest rate swap from 2016 described above expiring. Since June 28, 2019, the notional amount then decreased each quarter by $0.2 million until September 30, 2020 when the notional amount increases to $17.5 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023
At March 31, 2020, the fair value of all swaps was in a net liability position of $1.5 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets. The Company paid $0.8 million in net monthly settlements with respect to the interest rate swaps for the three months ended March 31, 2020. At March 31, 2019, the fair value of the swaps was a net liability of $0.6 million, of which $0.04 million was included in current assets in the condensed consolidated balance sheets and $0.6 million was included in other long-term liabilities in the condensed consolidated balance sheets. The Company received $0.05 million in net monthly settlements in respect to the interest rate swaps for the three months ended March 31, 2019. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

8. Restructuring
The Company's restructuring activities are undertaken as necessary to implement management's strategy and improve operating results. The restructuring activities generally relate to realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, either in the normal course of business or pursuant to specific restructuring programs.
2019 Restructurings
Bryan Restructuring
On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. Approximately 43 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.
The Company has moved existing Bryan production to its manufacturing facilities in Queretaro, Mexico and LaFayette, GA. The Company will provide the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities and accelerated depreciation of the building right-of-use lease asset, was approximately $0.5 million during the three months ended March 31, 2020.
Evansville Restructuring
On July 16, 2019, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company ceased operations at the Evansville facility during the fourth quarter of 2019, and approximately 47 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.
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
Costs incurred in the three months ended March 31, 2020, which consisted primarily of transportation and installation of equipment and the disposal of equipment and inventory was $0.4 million in the three months ended March 31, 2020. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's condensed consolidated statements of operations.
The Company had $1.0 million and $1.2 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of March 31, 2020 and December 29, 2019, respectively. The Company is actively pursuing a sublease of the facility.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2020 (in thousands).

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at December 29, 2019	$438	$116	$554
Provision for estimated expenses to be incurred	—	920	920
Payments made during the year and asset write offs	333	684	1,017
Accrual balance at March 31, 2020	$105	$352	$457

9. Stock Incentive Plans
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
On February 25, 2020, the compensation committee of the board of directors approved the issuance of 7,500 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.32 per share with a weighted average grant date fair value of $1.64 per share. These options vest 40% on February 25, 2021 and 20% on each of February 25, 2022, 2023, and 2024.
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

February 25, 2020
Expected volatility	52.00%
Dividend yield	—%
Expected term (in years)	6
Risk-free rate	1.21%
On April 6, 2020, subsequent to the end of the first quarter, the compensation committee of the board of directors approved the issuance of 12,500 non statutory stock option awards to the Company’s new Chief Financial Officer (“CFO”) with an exercise price of $2.36 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On February 25, 2020, the compensation committee of the board of directors approved the issuance of 7,500 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.32 per share with a weighted average grant date fair value of $1.64 per share. These options vest 40% on February 25, 2021 and 20% on each of February 25, 2022, 2023, and 2024.
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

February 25, 2020
Expected volatility	52.00%
Dividend yield	—%
Expected term (in years)	6
Risk-free rate	1.21%
On February 25, 2020, the compensation committee of the board of directors approved the issuance of 15,000 incentive stock option awards to employees of the Company with an exercise price of $3.32 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. The Company estimated the grant-date fair value of the awards subject to these market conditions using a Monte Carlo simulation model, using the following assumptions: risk free interest rate of 1.21% and annualized volatility of 52.0%.
On April 6, 2020, subsequent to the end of the first quarter, the compensation committee of the board of directors approved the issuance of 25,000 non statutory stock option awards to the Company’s new CFO with an exercise price of $2.36 per share. These awards vest 40 percent on April 6, 2021 and an additional 20 percent on each of April 6, 2022, 2023, and 2024. On April 6, 2020, subsequent to the end of the first quarter, the compensation committee of the board of directors approved the issuance of 12,500 incentive stock option awards to the Company’s new CFO with an exercise price of $2.36 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 29, 2019	676,480	$5.48	7.1	$471,000
Granted	30,000	$3.32	9.9
Exercised	—	$—	0.0
Forfeited or expired(2)	95,000	$6.91	0.0
Outstanding at March 31, 2020	611,480	$5.15	7.3	$—
Vested and exercisable at March 31, 2020	296,480	$7.43	4.9	$—
————————————
(1) The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. As of March 31, 2020, there is no intrinsic value as the exercise prices are greater than the fair value. The estimated fair value of the shares is based on the closing price of the stock of $2.34 as of March 31, 2020 and $4.01 as of December 29, 2019.
(2)  Includes the 65,000 shares forfeited by the Company’s former Chief Financial Officer as a result of his October 2019 departure.
The Company recorded compensation expense of $22.8 thousand for the three months ended March 31, 2020, and $32.7 thousand for the three months ended March 31, 2019, in its condensed consolidated statements of operations, as a component of

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
sales, general and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of March 31, 2020, there was $298.3 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 5.2 years.

10. Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.
Income tax (benefit) expense for the three months ended March 31, 2020 was $(0.3) million, compared to $0.04 million for the three months ended March 31, 2019.
During the three months ended March 31, 2020 , the differences between the actual effective tax rate of 22.2% and the statutory rate of 21.0% was primarily due to benefit of tax crredits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.

11. Leases
The Company records a right-of-use (“ROU”) asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has no significant lease agreements in place for which the Company is a lessor. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. New leased assets obtained in exchange for new operating lease liabilities during the three months ended March 31, 2020, were immaterial. As of March 31, 2020, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following (in thousands):

	Classification	March 31, 2020
Right-of-Use-Assets
Operating	Operating leases	$11,421
Liabilities
Current
Operating	Other accrued liabilities	$2,247
Non-current
Operating	Non-current liabilities	10,046
Total lease liabilities		$12,293
Lease costs included in the condensed consolidated statements of operations consist of the following (in thousands):

	Classification	March 31, 2020
Lease cost	Cost of sales, selling expenses and general and administrative expense	$795

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturity of the Company’s lease liabilities as of March 31, 2020 is as follows (in thousands):

2020 (remainder)	$2,191
2021	2,807
2022	1,887
2023	1,154
2024	1,116
Thereafter	6,458
Total lease payments	15,613
Less: interest	3,320
Present value of lease payments	$12,293
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

March 31, 2020
Weighted average remaining lease term (years)	7.6
Weighted average discount rate	6.3%
Lease costs included in the condensed consolidated statements of cash flows are as follows (in thousands):

Three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$827

12. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.08 million for the three months ended March 31, 2020 and $0.15 million for the three months ended March 31, 2019.

13. Related Party Transactions
Effective March 18, 2013, the Company is a party to a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $0.3 million and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $0.06 million for the three months March 31, 2020 and $0.06 million or the three months ended March 31, 2019. The management agreement had an initial term of five years, expiring on March 18, 2020, and renews automatically annually for additional one year terms. The current term expires on March 18, 2021. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.
In 2019, following the May 6, 2019 resignation of the Company’s Chief Executive Officer, the Company entered into a services agreement with 6th Avenue Group, which is a company owned by a Board member of the Company. The services performed have been related to providing assistance for long term strategic planning for the Company as well as aiding in helping the Company with CEO transition services. The services provided by 6th Avenue Group ended in 2019. On June 11, 2019, this

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Board member was also awarded stock options for 30,000 shares, which vested immediately and had an exercise price of $2.93 per share, for her services.

14. Fair Value Measurements
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

15. Earnings Per Share
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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Net (loss) income	$(1,137)	$(189)
Denominator:
Weighted average shares outstanding, basic	9,779,147	9,779,147
Dilutive effect of stock-based awards	—	—
Weighted average share outstanding, diluted	9,779,147	9,779,147

Basic loss per share	$(0.12)	$(0.02)
Diluted loss per share	$(0.12)	$(0.02)

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2020 and 2019, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Number of options	611,480	563,680
Exercise price of options	$2.89 - $12.50	$3.33 - $12.50
Warrants(1)	142,185	142,185
Exercise price of warrants	$3.33 - $11.88	$3.33 - $11.88
_________________________________
(1) Includes warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015 with an exercise price of $11.88 per share of common stock and an expiration date of July 7, 2020.

16. Contingencies
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

17. Subsequent Events
Paycheck Protection Program Loan
On April 24, 2020, the Company entered into a Promissory Note (“PPP Note”) for $6.0 million with Citizens Bank, National Association, pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. The PPP Note is unsecured, bears interest at 1.00% per annum, with principal and interest payments deferred for the first six months, and matures in two years. The principal is payable in equal monthly installments, with interest, beginning on the first business day after the end of the deferment period. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program.
Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes to unaudited condensed consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended December 29, 2019 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K/A and in other filings by us with the SEC, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.
Forward-Looking Statements
The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on management's beliefs and assumptions and on information currently available to us. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. When used in this document the words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the future events and circumstances discussed may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements, including those discussed in our Annual Report on Form 10-K/A and in particular the section entitled “Risk Factors” of the Annual Report on Form 10-K/A and in other filings by us with the SEC.
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
Basis of Presentation
Historically, the Company’s quarterly periods ended on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarters and year to date period, which were thirteen weeks, respectively, ended on March 31, June 30, September 29, and December 29, 2019. On March 13, 2020, the Company’s board of directors approved changing our quarterly periods to match calendar quarterly periods. The Company expects the impact of this change on our 2020 result of operations to be immaterial. All year, quarter, and three month references prior to 2020 relate to the Company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, quarter and three months ended is used throughout this Quarterly Report on Form 10-Q to represent both the current year calendar quarterly periods and the prior year fiscal year periods.
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
Overview
Unique Fabricating is engaged in the engineering and manufacture of multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. Unique has combined a history of organic growth with strategic acquisitions to diversify both its product capabilities and the markets it serves.
Unique Fabricating's markets served are the North America automotive and heavy- duty truck markets, as well as the medical, appliance, water heater and HVAC markets. Sales are conducted directly to major automotive and heavy-duty truck, appliance, water heater and HVAC manufacturers, referred throughout this report as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan; Concord, Michigan; LaFayette, Georgia; Louisville, Kentucky; Monterrey,

Mexico; Queretaro, Mexico; and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.
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
Recent Developments
COVID-19 Pandemic
The Company’s first quarter of 2020 results were adversely affected by the COVID-19 pandemic, which resulted in the idling of most of our automotive customers’ facilities beginning in mid-March 2020. In response to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry, the Company has taken actions to reduce costs and increase financial flexibility. These actions include actively managing costs, capital expenditures, and working capital. Additionally, the Company received a loan of approximately $6.0 million pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act. Refer to Note 17, Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Paycheck Protection Program loan.
The Company continues to follow guidelines with respect to operating during the COVID-19 pandemic provided by the various governmental entities in the jurisdictions where we operate and is taking additional measures to protect our employees.
Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the Company is unable to determine the full impact of the COVID-19 pandemic on our business. In the first quarter of 2020, the Company had lower sales of approximately $3.2 million due to the COVID-19 pandemic.
Bryan Facility Closure
On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. The closure of the Bryan facility was completed during the first quarter of 2020. The Company moved production to its existing manufacturing facilities in Queretaro, Mexico and LaFayette, GA. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities, was approximately $0.5 million during the first quarter of 2020.
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
The amount of other costs incurred associated with the Evansville plant closure was $0.4 million in the three months ended March 31, 2020. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's condensed consolidated statements of operations. During the first quarter of 2020 the Company estimates that it had approximately $1.3 million lost sales as a result of lost business due to the Evansville, Indiana facility closure.

Amended and Restated Credit Agreement
On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability under the terms of the Amended and Restated Credit Agreement, and left the principal amount on the CA Term Loan the same as at September 30, 2018, approximately $12.0 million, and the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”) into one term loan, and increases the aggregate principal amount to $26.0 million from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $0.3 million through September 30, 2020, $0.6 million thereafter through September 30, 2021, and $0.8 million thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.
Covenant Compliance
As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant. As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the waiver and First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as necessary taking into account the Borrowers then existing and future financial condition.
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
On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the US Borrower's non-compliance with the total leverage ratio financial covenant, as defined, as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permited distributions as long as the Borrower is in compliance with specified conditions including that the US Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions,, total leverage ratio is not more than 2.00 to 1.00, post distribution debt service coverage ratio ("DSCR"), as defined, is not greater than 1.10 to 1.00, and US Borrower is in compliance with financial covenants, before and after giving effect to the distributions.
On August 7, 2019, the Company entered into the Fifth Amendment to the Credit Agreement and Loan Documents (The “Fifth Amendment”). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill.
As of March 31, 2020, the Company was in compliance with its financial covenants. However, due to the impact of the COVID-19 pandemic on the Company and the global automotive industry, the Company anticipated that it was likely that the Bank EBITDA for the twelve months ended June 30, 2020 is likely to result in the Company not being in compliance with its financial covenants. In response to the anticipated impact of COVID-19, on April 23, 2020, the US Borrower and the CA Borrower (together the “Borrowers”) entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit

Agreement and Loan Documents. The Seventh Amendment, among other things, (i) permits additional indebtedness in the form of unsecured loans authorized pursuant to and in compliance with the CARES Act under the Paycheck Protection Program of the U.S. Small Business Administration, in an aggregate amount not to exceed $6.0 million; (ii) defers the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates; (iii) waives the requirement to test Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the fiscal quarter ending June 30, 2020; (iv) allows the release of the lien on the Evansville, Indiana property and for the net cash proceeds from its sale to be applied against any outstanding balance on the Revolver, which will not permanently reduce the Revolving Credit Aggregate Commitment; (v) adds a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) adds a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
While the Seventh Amendment waives the requirement to test the Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the second quarter of 2020, it does not waive this requirement for periods after the second quarter of 2020. The Company believes that it is not likely to be in compliance with its financial covenants for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021 as these periods’ twelve month financial results will include the second quarter of 2020 which will be materially impacted by the COVID-19 pandemic. Absent an amendment or waiver, failure to be in compliance with the Company’s financial covenants would constitute a default when reported. Such a default, if not cured or waived, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time. If the maturity of the debt were accelerated, the Company would not have sufficient available liquidity to repay such debt within on year after the date that the financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
The Company has been actively discussing the impact that the COVID-19 pandemic is expected to have on the Company’s ability to meet its financial covenants with the Administrative Agent and the need to modify the covenant terms through the periods that the Company believes may be impacted. The Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default. As a result, the Company has concluded that its plans to obtain covenant relief are probable of being achieved, alleviating substantial doubt about the Company’s ability to continue as a going concern.
Comparison of Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019
Net Sales

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Net sales	$34,976	$39,467
Net sales for the quarter ended March 31, 2020 were approximately $35.0 million compared to $39.5 million for the quarter ended March 31, 2019, representing a decrease of 11.4%. The decrease in net sales for the quarter ended March 31, 2020, was primarily driven by the impact of the COVID-19 pandemic on the global automotive industry, which shut down our automotive customers’ facilities and loss of revenues from business associated with the plant closure at Evansville, Indiana of approximately $1.3 million.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$17,762	50.8%	$20,082	50.9%
Direct labor and benefits	5,692	16.3%	6,124	15.5%
Manufacturing overhead	3,822	10.9%	4,320	10.9%
Sub-total	27,276	78.0%	30,526	77.3%
Depreciation	625	1.8%	641	1.6%
Cost of Sales	$27,901	79.8%	$31,167	79.0%
Gross Profit	$7,075	20.2%	$8,300	21.0%

Cost of sales as a percentage of net sales for the quarter ended March 31, 2020 increased 80 basis points to 79.8% from 79.0% for the quarter ended March 31, 2019.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the quarter ended March 31, 2020 decreased 80 basis points to 20.2%, compared to 21.0% for the quarter ended March 31, 2019. The decrease in gross margin is the result of lower sales volumes primarily attributable to lower demand for our automotive products as a result of the COVID-19 pandemic, partially offset by efforts to reduce costs.
Selling, General and Administrative Expenses

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$4,784	$6,212
Depreciation and amortization	1,082	1,061
Selling, general, and administrative expenses	$5,866	$7,273
Selling, general, and administrative expenses as a percentage of net sales	16.8%	18.4%
Selling, general, and administrative expenses as a percentage of net sales for the quarter ended March 31, 2020, decreased 160 basis points to 16.8% from 18.4% for the quarter ended March 31, 2019. The decrease is primarily related to efforts undertaken to reduce costs including headcount, commissions and professional services, in addition to the savings from plant closures.
Operating Income
As a result of the above mentioned factors, as well as restructuring expenses of $0.9 million and $0.1 million for the quarter ended March 31, 2020 and March 31, 2019, respectively, operating income for the quarter ended March 31, 2020 was $0.3 million, or 0.8% of net sales, compared to operating income of $0.9 million, or 2.4% of net sales, for the quarter ended March 31, 2019. The decrease in operating income and operating margin are primarily attributable to the lower sales volumes and higher restructuring costs, partially offset by our cost reduction efforts.
Non-Operating Expense
Non-operating expense for the quarter ended March 31, 2020 was $1.7 million compared to $1.1 million for the quarter ended March 31, 2019. The $0.6 million increase was primarily attributable to higher settlement costs from our interest rate swap, which is included in interest expense in the accompanying condensed consolidated statements of operations.
Income Before Income Taxes
As a result of the foregoing factors, our loss before income taxes increased $1.3 million to $1.4 million for the quarter ended March 31, 2020, compared to $0.1 million in 2019.
Income Tax Provision
During the three months ended March 31, 2020, income tax benefit was $0.3 million, and the effective income tax rate was 22.21%. The differences between the effective tax rate and the statutory rate of 21.0% was primarily due to benefit of tax crredits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.
Net Income
As a result restructuring expenses, lower net sales, and changes in other expenses and benefits discussed above, net loss for the quarter ended March 31, 2020 was $1.1 million compared to a net loss of $0.2 million during the quarter ended March 31, 2019.
Non-GAAP Financial Measures
Adjusted EBITDA
We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles in the United States of America (non-GAAP), in this document to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business and measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for Company management. In addition, the financial covenants in our Amended and Restated Credit Agreement are based on Adjusted EBITDA subject to dollar limitations on certain adjustments.
We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, non-cash stock awards, non-recurring integration expense, goodwill impairment, restructuring expenses, and one-time consulting and licensing ERP system implementation costs as we implement a new ERP system at all locations. We believe omitting these items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net income (loss). Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include that: (1) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) it does not reflect changes in, or cash requirements for, our working capital needs; (3) it does not reflect income tax payments we may be required to make; and (4) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.
To properly and prudently evaluate our business, we encourage you to review our unaudited condensed consolidated financial statements included elsewhere in this document, our audited consolidated financial statements included in our Annual Report on Form 10-K/A, and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income (loss) to Adjusted EBITDA are either (1) non-cash items or (2) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(dollars in thousands)
Net loss	$(1,137)	$(189)
Plus: Interest expense, net	1,666	1,100
Plus: Income tax (benefit) expense	(263)	43
Plus: Depreciation and amortization	1,751	1,702
Plus: Non-cash stock award	23	33
Plus: Restructuring expenses	920	91
Plus: One-time consulting and licensing ERP system implementation costs	275	173
Adjusted EBITDA	$3,235	$2,953
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders.
Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of March 31, 2020 and December 29, 2019, we had a cash balance of $1.8 million and $0.6 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of March 31, 2020 and December 29, 2019, we had $6.9 million and $6.8 million, respectively, available to be borrowed under our revolving credit facility. At each such date, we were in compliance with all of our debt covenants.
On April 24, 2020, due to the significant impact the COVID-19 pandemic was having on our business, our subsidiary, Unique Fabricating NA, Inc., entered into a Promissory Note for approximately $6.0 million (the “PPP Note”), pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the CARES Act passed by Congress and signed into law on March 27, 2020. Prior to entering into the PPP Note, on April 23, 2020, we entered into the Seventh Amendment to the Credit Agreement and Loan Documents. Refer to Notes 6 and 17 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more discussion of the details related to the PPP Note and Seventh Amendment. The Seventh Amendment, among other things, provided us necessary liquidity by allowing us to take on the additional indebtedness from the PPP Note, deferring the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates, and by releasing the lien on our Evansville, Indiana property and allowing for the net cash proceeds from its sale, which was completed in June 2020, to be applied against any outstanding balance on our Revolver, while not permanently reducing the Revolving Credit Aggregate Commitment. With the proceeds from the PPP Note and the relief provided in the Seventh Amendment, we believe we have sufficient sources of liquidity to meet our projected cash requirements for at least the next fifty-two weeks.
In 2020, we plan to spend approximately $2.5 million in capital expenditures, of which $0.3 million was spent through March 31, 2020, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.
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
Dividends
The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions, total leverage ratio is not more than 2.00 to 1.00, post distribution DSCR, as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions. The Company will not pay a dividend during the remainder of 2020.

Cash Flow Data
The following table presents cash flow data for the periods indicated.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Cash flows provided by (used in):
Operating activities	$2,848	$1,571
Investing activities	$(291)	$(863)
Financing activities	$(1,448)	$(813)
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
During the three months ended March 31, 2020, net cash provided by operating activities was $2.8 million, compared to net cash provided by operating activities of $1.6 million for the three months ended March 31, 2019. The increase in cash provided by operating activities was primarily attributable to delaying payments to our vendors in response to the uncertainty created by the COVID-19 pandemic.
Investing Activities
Cash used in investing activities consists principally of purchases of property, plant and equipment.
During the three months ended March 31, 2020 and 2019, we made capital expenditures of $0.3 million and $0.9 million, respectively. We plan to spend a total of approximately $2.50 million in capital expenditures during 2020, including the $0.3 million spent through March 31, 2020.
Financing Activities
Cash flows used in financing activities consists primarily of borrowings and payments under our new and old senior credit facilities, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the three months ended March 31, 2020, we had outflows of $1.4 million primarily due to $1.4 million payment of the principal amount of our term loans.
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
Contractual Obligations and Commitments
The Company's contractual obligations and commitments outstanding as of March 31, 2020 have not changed materially since the amounts as of December 29, 2019 as set forth in our Annual Report on Form 10-K/A. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies that have the most significant impact on our consolidated financial statements are discussed in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K/A. There have been no material changes to our critical accounting policies or uses of estimates since the date of our Annual Report on Form 10-K/A.
Recently Issued Accounting Pronouncements
Refer to Note 2 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.
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
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increases by $0.04 million each quarter until June 29, 2018 when the notional amount increases to $17.5 million due to the interest rate swap from 2016 above expiring. The notional amount then decreases each quarter by $0.1 million until September 30, 2020 when the notional amount increases to $17.5 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At March 31, 2020, the fair value of all swaps was in a net liability position of $1.5 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019, the Company’s disclosure controls and procedures were not effective as of March 31, 2020 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
Internal Controls Over Financial Reporting
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019, the Company identified a deficiency that constitutes a material weakness related to limited finance staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The material weakness continued to exist as of the end of the period covered by this Quarterly Report.
The material weakness did not result in any material misstatements of the Company’s financial statements. However, this material weakness could result in the misstatement of relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019. While the Company is moving forward with these remediation activities, additional work needs to be done in this area. Accordingly, we concluded that this material weakness had not yet been remediated as of March 31, 2020.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As a result of the COVID-19 pandemic, in March 2020 certain employees of the Company began working and continue to work remotely. Management has taken measures to ensure that our internal controls over financial reporting were not materially affected by employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
The coronavirus (COVID-19) pandemic, has and will continue to materially and adversely affect our business, financial condition and results of operations.
The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in the United States and worldwide, has had a material adverse effect on our business, financial condition and results of operations. In 2020, COVID-19 has significantly impacted economic activity and markets worldwide, and it could continue to negatively affect our business in a number of ways. These effects include, but are not limited to:

▪Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders or other limitations.
▪Temporary closures of our facilities or the facilities of our customers. Net sales to automotive customers, most of whom idled their manufacturing facilities as a result of the COVID-19 pandemic, were approximately 86% of the Company’s net sales during the fiscal year ended December 29, 2019. The closures of our customers’ operations had a substantial adverse effect on our results of operation and financial condition.
▪In an effort to increase the wider availability of needed medical and other supplies and products, we have elected and may further elect to, or governments may require us to, allocate manufacturing capacity in a way that could adversely affect our regular operations and that may adversely impact our customer and supplier relationships.
▪Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic likely will not be recoverable.
▪The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks and external business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.
▪The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both the Company and our customers and suppliers.
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, financial condition and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.
Going Concern
As discussed in Notes 1 and 6 of the notes to the Company’s condensed consolidated financial statements, as a result of the anticipated effects of the COVID-19 pandemic on our operating results for the second quarter of 2019, it is likely we will not be in compliance with financial covenants in the Amended and Restated Bank Agreement beginning with the quarter ending September 30, 2020. Absent an amendment or waiver, failure to be in compliance with the Company’s financial covenants would constitute a default when reported. Such a default, if not cured or waived, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time. If the maturity of the debt were accelerated, the Company would not have sufficient available liquidity to repay such debt within one year after the date that the financial statements included in this Report are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
The Company has been actively discussing the impact the COVID-19 pandemic is expected to have on the Company’s ability to meet its financial covenants with the Administrative Agent and the need to modify the covenant terms through the periods that the Company believes may be impacted. The Company believes it is likely that the Company will obtain an amendment modifying the covenant terms prior to triggering a default. As a result, the Company has concluded that management’s plans to obtain covenant relief are probable of being achieved , alleviating substantial doubt about the Company’s ability to continue as a going concern. However there cannot be any assurance that the Company will be able to obtain a modification of the covenants prior to triggering a default or that if the Company does obtain such modification that subsequent events, including in particular the extended effects of the pandemic , will not impair the Company’s ability to comply with the modified covenants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Not applicable.

Item 6. Exhibits
Exhibits Index

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

UNIQUE FABRICATING, INC.

Date:	June 26, 2020	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)