Form 10-Q
period 2020-06-30
Unique Fabricating, Inc.
filed 2020-08-13
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of August 7, 2020, the registrant had 9,779,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and as of December 29, 2019 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 (unaudited) and three and six months ended June 30, 2019 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 (unaudited) and the three and six months ended June 30, 2019 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (unaudited) and six months ended June 30, 2019 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
	Item 4.	Controls and Procedures	33
Part II.	Other Information
	Item 1.	Legal Proceedings	33
	Item 1A.	Risk Factors	33
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
	Item 3.	Defaults Upon Senior Securities	34
	Item 4.	Mine Safety Disclosures	34
	Item 5.	Other Information	34
	Item 6.	Exhibits	35
		Signatures	36

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	June 30, 2020	December 29, 2019
Assets
Current assets
Cash and cash equivalents	$4,737	$650
Accounts receivable, net of reserves of approximately $0.7 million and $0.9 million at June 30, 2020 and December 29, 2019, respectively	15,683	24,701
Inventory, net	15,137	13,047
Prepaid expenses and other current assets:
Prepaid expenses and other	3,654	2,108
Refundable taxes	1,391	1,049
Assets held for sale	—	1,003
Total current assets	40,602	42,558
Property, plant, and equipment, net	22,815	23,415
Goodwill	22,111	22,111
Intangible assets	9,625	11,625
Other assets
Operating leases	10,965	—
Investments, at cost	1,054	1,054
Deposits and other assets	227	226
Deferred tax asset	926	679
Total assets	$108,325	$101,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,784	$9,324
Current maturities of long-term debt	2,847	2,847
Accrued compensation	993	1,225
Other accrued liabilities	4,312	1,979
Total current liabilities	15,936	15,375
Long-term debt, net of current maturities	37,794	33,220
Line of credit	9,874	11,418
Other long-term liabilities:
Deferred tax liability	—	1,324
Other liabilities	10,659	871
Total liabilities	74,263	62,208
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at June 30, 2020 and December 29, 2019, respectively	10	10
Additional paid-in-capital	46,066	46,011
Accumulated deficit	(12,014)	(6,561)
Total stockholders’ equity	34,062	39,460
Total liabilities and stockholders’ equity	$108,325	$101,668
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net sales	$14,759	$38,889	$49,736	$78,356
Cost of sales	13,019	30,677	40,921	61,844
Gross profit	1,740	8,212	8,815	16,512
Selling, general, and administrative expenses	6,281	7,424	12,146	14,696
Impairment	—	6,760	—	6,760
Restructuring expenses	273	734	1,193	825
Operating loss	(4,814)	(6,706)	(4,524)	(5,769)
Other income (expense):
Other, net	18	25	(6)	43
Interest expense	(624)	(1,332)	(2,289)	(2,432)
Other expense, net	(606)	(1,307)	(2,295)	(2,389)
(Loss) before income tax (benefit)	(5,420)	(8,013)	(6,819)	(8,158)
Income tax (benefit)	(1,103)	(389)	(1,366)	(346)
Net loss	$(4,317)	$(7,624)	(5,453)	$(7,812)
Net loss per share:
Basic	$(0.44)	$(0.78)	$(0.56)	$(0.80)
Diluted	$(0.44)	$(0.78)	$(0.56)	$(0.80)
Dividends declared per share	$—	$—	$—	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$10	$45,882	$2,997	$48,888
Net loss	—	—	—	(189)	(189)
Stock option expense	—	—	33	—	33
Cash dividends paid	—	—	—	(489)	(489)
Balance - March 31, 2019	9,779,147	$10	$45,915	$2,319	$48,243
Net loss	—	—	—	(7,624)	(7,624)
Stock option expense	—	—	65	—	65
Balance - June 30, 2019	9,779,147	$10	45,980	(5,305)	40,684

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss	—	—	—	(1,137)	(1,137)
Stock option expense	—	—	23	—	23
Balance - March 31, 2020	9,779,147	$10	$46,034	$(7,697)	$38,347
Net loss	—	—	—	(4,317)	(4,317)
Stock option expense	—	—	32	—	32
Balance - June 30, 2020	9,779,147	$10	46,066	(12,014)	34,062

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash Flows from Operating Activities
Net loss	$(5,453)	$(7,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	—	6,760
Depreciation and amortization	3,458	3,404
Amortization of debt issuance costs	74	89
Loss on sale of assets	108	5
Bad debt adjustment	554	122
Loss on derivative instrument	598	665
Stock option expense	55	98
Deferred income taxes	(1,571)	(728)
Accounts receivable	8,464	2,576
Inventory	(2,021)	1,064
Prepaid expenses and other assets	(1,889)	(97)
Accounts payable	(1,228)	(107)
Accrued and other liabilities	(983)	(956)
Other, net	1,202	—
Net cash provided by operating activities	1,368	5,084
Cash Flows from Investing Activities
Capital expenditures	(796)	(1,880)
Proceeds from sale of property, plant and equipment	884	41
Net cash provided by (used in) investing activities	88	(1,839)
Cash Flows from Financing Activities
Net change in bank overdraft	(311)	557
Payments on term loans	(1,474)	(2,638)
Proceeds from capital expenditure line	—	1,300
Payments on revolving credit facilities	(12,310)	(15,189)
Proceeds from revolving credit facilities	10,727	12,858
Distribution of cash dividends	—	(489)
Proceeds from PPP loan	5,999	—
Net cash provided by (used in) financing activities	2,631	(3,600)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	4,087	(355)
Cash and cash equivalents at beginning of period	650	1,410
Cash and cash equivalents at end of period	$4,737	$1,055
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,219	$1,909
Cash paid for Income taxes	$209	$292

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation
Nature of Business
Unique Fabricating, Inc. (the “Company”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in noise, vibration and harshness (NVH) management, acoustical management, water and air sealing, decorative and other functional applications. Unique leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, heating ventilating and air conditioning (HVAC), seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners personal protection equipment, and packaging. The Company operates as one reportable segment and is headquartered in Auburn Hills, Michigan.
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The interim results for the periods presented may not be indicative of the Company's actual annual results. The Company’s Statement of Cash Flows, presented above, has been recast to show the gross movements of payments on and proceeds from our revolving credit facility. The Company’s management believes this presentation provides a more transparent view of the activity, as such prior periods have been recast for comparability. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019.
Change in Quarter and Year-End
Historically, the Company’s quarterly periods ended on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarters and year to date period, which were 13 weeks, respectively, ended on March 31, June 30, September 29, and December 29, 2019. On March 13, 2020, the Company’s board of directors approved changing our quarterly periods to match calendar quarterly periods. The Company expects the impact of this change on our 2020 result of operations to be immaterial. All year, quarter, and three month references prior to 2020 relate to the Company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, three and six months ended is used throughout this Quarterly Report on Form 10-Q to represent both the current year calendar quarterly periods and the prior year fiscal year periods.
Concentration Risks
The Company is exposed to significant concentration risks as follows:
Customer and Credit — During the three and six months ended June 30, 2020 and three and six months ended June 30, 2019, the Company’s net sales were derived from customers principally engaged in the North American automotive industry.  The following table presents the Company's sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
General Motors Company	16%	17%	16%	18%
Fiat Chrysler Automobiles	11%	16%	15%	15%
Ford Motor Company	12%	12%	14%	11%
No customer represented more than 10 percent of direct Company sales for the three and six months ended June 30, 2020. GM accounted for 7 percent of direct Company sales for the three and six months ended June 30, 2020.
Labor Markets — At June 30, 2020, of the Company’s hourly plant employees working in the United States manufacturing facilities, 38 percent were covered under a collective bargaining agreement which expires in August 2022 while another 6 percent were covered under a separate collective bargaining agreement that expires in February 2023.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Mexico	20%	19%	22%	19%
Canada	12%	8%	9%	7%
Other	—%	1%	—%	—%
The following table presents the percentage of the Company's total net sales represented by net sales from customers located in Mexico, Canada, and other foreign countries:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Mexico	17%	17%	21%	18%
Canada	9%	10%	8%	10%
Other	—%	1%	—%	1%

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
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We have identified our existing lease contracts and calculated the right of use assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2020. Adoption of the new standard resulted in the recording of right-of-use assets and liabilities of $12.1 million and $12.8 million as of January 1, 2020. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company has approximately $11.9 million of non-cancelable future rental obligations as of June 30, 2020, as shown in Note 11.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net Sales
Transportation	$11,074	$33,517	$43,086	$67,532
Appliance	2,132	3,504	4,912	7,258
Other	1,553	1,868	1,738	3,566
Total	$14,759	$38,889	$49,736	$78,356
General Recognition Policy
Revenue is recognized by the Company once all performance obligations under the terms of a contract with the Company's customers are satisfied. Generally this occurs with the transfer of control to a customer of its transportation, appliance, and other products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.
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

4. Inventory
Inventories consist of the following (in thousands):

	June 30, 2020	December 29, 2019
Raw materials	$9,170	$7,963
Work in progress	431	129
Finished goods	5,536	4,955
Total inventory	$15,137	$13,047
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.9 million and $1.0 million at June 30, 2020 and December 29, 2019, respectively.
Included in inventory are assets located in Mexico with a carrying amount of $3.9 million at June 30, 2020 and $3.6 million at December 29, 2019, and assets located in Canada with a carrying amount of $1.1 million at June 30, 2020 and $1.0 million at December 29, 2019.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following (in thousands):

	June 30, 2020	December 29, 2019	Depreciable Life – Years
Land	$1,663	$1,663
Buildings	5,798	5,934	23 – 40
Shop equipment	23,037	22,982	7 – 10
Leasehold improvements	1,248	1,234	3 – 10
Office equipment	1,829	1,866	3 – 7
Mobile equipment	153	190	3
Construction in progress	2,338	1,543
Total cost	36,066	35,412
Less: Accumulated depreciation	13,250	11,997
Net property, plant, and equipment, net	$22,815	$23,415
Depreciation expense was $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2019 respectively.
Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $4.0 million and $4.1 million at June 30, 2020 and December 29, 2019, respectively, and assets located in Canada with a carrying amount of $0.6 million and $0.6 million at June 30, 2020 and December 29, 2019, respectively.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Revolver, New US Term Loan, and CA Term Loan all mature on November 7, 2023 and bear interest at the Company's election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 3.25% per annum in the case of the Base Rate and 2.75% to 4.25% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly, as increased by the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement which is further described below. The fair value of debt at June 30, 2020 under the Revolver, New US Term Loan and CA Term Loan approximates book value based on the variable terms.
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
As of June 30, 2020, $10.1 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.00% percent per annum at June 30, 2020, and is secured by substantially all of the Company’s assets. At June 30, 2020, the maximum additional available borrowings under the Revolver was $13.5 million which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions, resulting in a net availability of $0.7 million.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long term debt consists of the following (in thousands):

	June 30, 2020	December 29, 2019
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note is unsecured and bears interest at 1% per annum. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program.	$5,999	$—
New US Term Loan, payable to lenders in quarterly installments of $0.3 million through September 30, 2020, $0.6 million through September 30, 2021, and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5% per annum at June 30, 2020. At June 30, 2020, the balance of the New US Term Loan is presented net of a debt discount of $0.3 million from costs paid to or on behalf of the lenders.	$23,743	$24,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5% per annum at June 30, 2020. At June 30, 2020, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	$9,648	$10,384
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5% per annum at June 30, 2020.	1,251	1,300
Total debt excluding Revolver	40,641	36,067
Less current maturities	2,847	2,847
Long-term debt – Less current maturities	$37,794	$33,220

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
At June 30, 2020 and December 29, 2019, debt issuance costs were $0.3 million and $0.3 million, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $0.3 million and $0.4 million, respectively. On November 8, 2018, the Company amended its Credit Agreement, to increase the Company's term loan debt. The Company reviewed this amendment for extinguishment accounting and concluded that there were no remaining debt issuance costs not amortized on the revolving debt facility qualified for extinguishment accounting and recognized a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all of the of remaining unamortized debt issuance costs on the term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.04 million and $0.1 million for the three and six months ended June 30, 2020, respectively, and $0.04 million and $0.1 million for the three and six months ended June 30, 2019, respectively.
Covenant Compliance
The Amended and Restated Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Amended and Restated Credit Agreement. As of June 30, 2020, the Company was in compliance with these financial covenants. Additionally, the New US Term Loan and CA Term Loan each contains a clause, effective December 30, 2018, that requires an excess cash flow payment to be made to the lenders to reduce the New US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Amended and Restated Credit Agreement. No payments were required to be made in the three and six months ended June 30, 2020.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On August 7, 2019, the Company entered into the Fifth Amendment to the Credit Agreement and Loan Documents (the “Fifth Amendment”). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill. The Company is compliant with the covenants set forth in the Fifth Amendment as of June 30, 2020.
On April 3, 2020, the Company entered into the Sixth Amendment to the Credit Agreement and Loan Documents (the “Sixth Amendment”). The Sixth Amendment, amended the definition of consolidated EBITDA to include, as an addition to consolidated net income, an amount equal to $0.6 million resulting from a non-cash inventory write-off taken during the third fiscal quarter in fiscal 2019, amended the definition of “fiscal year” to reflect that we changed our fiscal year to end on December 31, commencing with the 2020 fiscal year, eliminated the requirement for a monthly Covenant Compliance Report and provided for payment of the Capex Loan principal installment that was due December 31, 2019, but was not paid due to an internal system miscalculation by the Agent.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
outstanding balance on the Revolver, which will not permanently reduce the Revolving Credit Aggregate Commitment; (v) adds a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) adds a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
On August 7, 2020, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement and Loan Documents, as amended. The Eighth Amendment to the Credit Agreement and Loan Documents, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The definition of Consolidated EBITDA has been amended to include as an addition to Consolidated Net Income (i) costs and expenses incurred in connection with the Eighth Amendment not to exceed $175,000, (ii) restructuring expenses not to exceed $500,000 in any 12 month period, (iii) costs incurred with respect to the purchase and implementation of the ERP system not to exceed (A) $200,000 during each fiscal quarter in 2020 and (B) $100,000 during each fiscal quarter in 2021, and (iv) to the extent added in calculating Consolidated Net Income any portion of the PPP loan that has been forgiven and cancelled. The Eighth Amendment also amended the calculation of certain financial covenants based upon 12 month results to effectively exclude results of the quarter ended June 30, 2020. The calculation of Maximum Total Leverage Ratio has been amended, commencing with the quarter ending September 30, 2020 and through and including the quarter ending March 31, 2021, to annualize Consolidated EBITDA for the periods beginning July 1, 2020 through the date of calculation. The calculation of Minimum Debt Service Coverage Ratio for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 are based upon results for one, two and three quarters, respectively. The Eighth Amendment further adds a Minimum Liquidity requirement to be calculated monthly through June 30, 2021 and Minimum Consolidated EBITDA for each measurement period, as defined, through June 30, 2021. The Eighth Amendment permits distributions by US Borrower to the Parent to be declared and made only after December 31, 2021 provided certain conditions are satisfied.
Maturities on the Company’s Amended and Restated Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows (in thousands):

2020	$1,782
2021	5,375
2022	6,112
2023	35,744
2024	1,200
Thereafter	900
Total	51,113
Discounts	(334)
Debt issuance costs	(264)
Total debt, net	$50,515

Paycheck Protection Program Loan
On April 24, 2020, the Company entered into a Promissory Note (“PPP Note”) for $6.0 million with Citizens Bank, National Association, (“PPP Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. On June 3, 2020, Congress passed the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”) and on June 5, 2020 it was signed into law. The PPP Flexibility Act modified certain provisions of the CARES Act. The PPP Note is unsecured, bears interest at 1.00% per annum, with principal and interest payments deferred until the earlier of (i) the PPP Lender receiving the forgiveness amount from the SBA or (ii) August 12, 2021. The PPP Note matures on April 24, 2022. The principal is payable in equal monthly installments, with interest, beginning on the first business day after the end of the deferment period. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program and PPP Flexibility Act.
Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note. As of June 30, 2020, none of the circumstances listed above exist at the Company.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increased by $0.4 million each quarter until June 28, 2019 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 described above expiring. Since June 28, 2019, the notional amount then decreased each quarter by $0.2 million until September 30, 2020 when the notional amount increases to $17.5 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023
At June 30, 2020, the fair value of all swaps was in a net liability position of $1.5 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets. The Company paid $0.2 million and $1.0 million in net monthly settlements with respect to the interest rate swaps for the three and six months ended June 30, 2020, respectively. At June 30, 2019, the fair value of the swaps was a net liability of $1.0 million, which was included in other long term liabilities in the condensed consolidated balance sheet. The Company received $0.04 million and $0.09 million in net monthly settlements in respect to the interest rate swaps for the three and six months ended June 30, 2019. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities and accelerated depreciation of the building right-of-use lease asset, was approximately $0.6 million during the six months ended June 30, 2020.
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
Costs incurred in the six months ended June 30, 2020, which consisted primarily of transportation and installation of equipment and the disposal of equipment and inventory was $0.5 million. Also included in this amount is a non-cash loss related to the loss on the sale of the Evansville building. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's condensed consolidated statements of operations.
The Company had $0.9 million and $1.2 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of June 30, 2020 and December 29, 2019, respectively. The Company has actively secured a sublease of roughly 15% of the facility.
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2020 (in thousands).

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at December 29, 2019	$438	$116	$554
Provision for estimated expenses to be incurred	—	1,193	1,193
Payments made during the year and asset write offs	400	838	1,238
Accrual balance at June 30, 2020	$38	$470	$508

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
The fair value of each option award is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following tables. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

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
On April 6, 2020, the compensation committee of the board of directors approved the issuance of 12,500 non statutory stock option awards to the Company’s new Chief Financial Officer (“CFO”) with an exercise price of $2.36 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.

April 6, 2020
Expected volatility	76.00%
Dividend yield	—%
Expected term (in years)	6
Risk-free rate	0.51%
2014 Omnibus Performance Award Plan
In 2014, the board of directors and stockholders adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan originally authorized the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the Compensation Committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March of 2016 by our board of directors which was approved by our stockholders at our annual meeting of stockholders in June 2016, increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 450,000 shares of our common stock. In July 2020, an additional amendment was approved at our annual meeting of stockholders, which increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 700,000 shares of our common stock.
The fair value of each of the option awards described below is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following tables. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options for adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.
On February 25, 2020, the compensation committee of the board of directors approved the issuance of 15,000 incentive stock option awards to employees of the Company with an exercise price of $3.32 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. The Company estimated the grant-date fair value of the awards subject to these market conditions using a Monte Carlo simulation model, using the following assumptions: risk free interest rate of 1.21% and annualized volatility of 52.0%. Also on February 25, 2020, the compensation committee of the board of directors approved the issuance of 7,500 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.32 per share with a weighted average grant date fair value of $1.64 per share. These options vest 40% on February 25, 2021 and 20% on each of February 25, 2022, 2023, and 2024.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

February 25, 2020
Expected volatility	52.00%
Dividend yield	—%
Expected term (in years)	6
Risk-free rate	1.21%
On April 6, 2020, the compensation committee of the board of directors approved the issuance of 25,000 non statutory stock option awards to the Company’s new CFO with an exercise price of $2.36 per share. These awards vest 40 percent on April 6, 2021 and an additional 20 percent on each of April 6, 2022, 2023, and 2024. On April 6, 2020, the compensation committee of the board of directors approved the issuance of 12,500 incentive stock option awards to the Company’s new CFO with an exercise price of $2.36 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.

April 6, 2020
Expected volatility	76.00%
Dividend yield	0.00%
Expected term (in years)	6
Risk-free rate	0.51%
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 29, 2019	676,480	$5.48	7.1	$471,000
Granted	80,000	$2.72	9.7
Exercised	—	$—	0.0
Forfeited or expired(2)	95,000	$6.91	0.0
Outstanding at June 30, 2020	661,480	$4.94	7.3	$—
Vested and exercisable at June 30, 2020	296,480	$7.43	4.6	$—
————————————
(1) The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. As of June 30, 2020, there is no intrinsic value as the exercise prices are greater than the fair value. The estimated fair value of the shares is based on the closing price of the stock of $3.19 as of June 30, 2020 and $4.01 as of December 29, 2019.
(2)  Includes the 65,000 shares forfeited by the Company’s former Chief Financial Officer as a result of his October 2019 departure.
The Company recorded compensation expense of $31.8 thousand and $54.6 thousand for the three and six months ended June 30, 2020, and $65.7 thousand and $98.4 thousand for the three and six months ended June 30, 2019, in its condensed consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of June 30, 2020, there was $332.5 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 5.3 years.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income tax (benefit) expense for the three and six months ended June 30, 2020 was $(1.1) million and $(1.4) million, respectively, compared to $(0.4) million and $(0.3) million for the three and six months ended June 30, 2019, respectively.
During the three and six months ended June 30, 2020, the effective tax rates were 20% and 20%, respectively. The differences between the effective tax rates and the statutory rate of 21.0% were primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.

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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. New leased assets obtained in exchange for new operating lease liabilities during the three and six months ended June 30, 2020, were immaterial. As of June 30, 2020, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following (in thousands):

	Classification	June 30, 2020
Right-of-Use-Assets
Operating	Operating leases	$10,965
Liabilities
Current
Operating	Other accrued liabilities	$2,815
Non-current
Operating	Non-current liabilities	9,076
Total lease liabilities		$11,891
Lease costs included in the condensed consolidated statements of operations consist of the following (in thousands):

	Classification	June 30, 2020
Lease cost	Cost of sales, selling expenses and general and administrative expense	$1,605

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturity of the Company’s lease liabilities as of June 30, 2020 is as follows (in thousands):

2020 (remainder)	$1,516
2021	2,838
2022	1,979
2023	1,203
2024	1,116
Thereafter	6,458
Total lease payments	15,110
Less: interest	3,220
Present value of lease payments	$11,891
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

June 30, 2020
Weighted average remaining lease term (years)	7.4
Weighted average discount rate	6.4%
Lease costs included in the condensed consolidated statements of cash flows are as follows (in thousands):

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,602

12. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million and $0.2 million for the three and six months ended June 30, 2020 and $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

13. Related Party Transactions
Effective March 18, 2013, the Company is a party to a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $0.3 million and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively and $0.1 million for and $0.1 million the three and six months ended June 30, 2019, respectively. The management agreement had an initial term of five years, expiring on March 18, 2020, and renews automatically annually for additional one year terms. The current term expires on March 18, 2021. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator:
Net (loss)	$(4,317)	$(7,624)	$(5,453)	$(7,812)
Denominator:
Weighted average shares outstanding, basic	9,779,147	9,779,147	9,779,147	9,779,147
Dilutive effect of stock-based awards	—	—	—	—
Weighted average share outstanding, diluted	9,779,147	9,779,147	9,779,147	9,779,147

Basic loss per share	$(0.44)	$(0.78)	$(0.56)	$(0.80)
Diluted loss per share	$(0.44)	$(0.78)	$(0.56)	$(0.80)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended June 30, 2020 and 2019, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Number of options	661,480	593,680
Exercise price of options	$2.36 - $12.58	$7.65 - $12.58
Warrants(1)	142,185	142,185
Exercise price of warrants	$3.33 - $11.88	$3.33 - $11.88
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
The Company’s operations are aggregated in one reportable business segment. Although we expanded the products that we manufacture and sell to include components used in the appliance, consumer and medical industries, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the transportation industries. All of our manufacturing locations have similar capabilities, and most plants serve multiple markets. The manufacturing operations for our transportation, appliance, and other products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.
Overview
Unique Fabricating, Inc. (the “Company”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in noise, vibration and harshness (NVH) management, acoustical management, water and air sealing, decorative and other functional applications. Unique leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, heating ventilating and air conditioning (HVAC), seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners personal protection equipment, and packaging. The Company is headquartered in Auburn Hills, Michigan.

Unique Fabricating serves the North American transportation market, which includes automotive and heavy-duty trucks, as well as the appliance, medical, and consumer markets. Sales are conducted directly to major automotive and heavy-duty truck, appliance, water heater and HVAC manufacturers, referred throughout this report as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan; Concord, Michigan; LaFayette, Georgia; Louisville, Kentucky; Monterrey, Mexico; Queretaro, Mexico; and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.
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
Recent Developments
COVID-19 Pandemic
The Company’s first half of 2020 results were adversely affected by the COVID-19 pandemic, which resulted in the idling of most of our automotive customers’ facilities beginning in mid-March 2020 and continuing until June. In response to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry, the Company has taken actions to reduce costs and increase financial flexibility. These actions include actively managing costs, capital expenditures, and working capital. Additionally, the Company received a loan of approximately $6.0 million pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act. Refer to Note 6, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Paycheck Protection Program loan.
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
The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities, was approximately $0.6 million during the first half of 2020.
Evansville Facility Closure
On July 16, 2019, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company ceased operations at the Evansville facility in December 2019, which resulted in the elimination of approximately 47 positions as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in other of our facilities.
The Company moved existing Evansville production to its manufacturing facilities in LaFayette, Georgia; Auburn Hills, Michigan; and Louisville, Kentucky. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production that was moved to other facilities within the Company.
The amount of other costs incurred associated with the Evansville plant closure was $0.6 million in the six months ended June 30, 2020. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's condensed consolidated statements of operations.

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
On August 7, 2020, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement and Loan Documents, as amended. The Eighth Amendment to the Credit Agreement and Loan Documents, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The definition of Consolidated EBITDA has been amended to include as an addition to Consolidated Net Income (i) costs and expenses incurred in connection with the Eighth Amendment not to exceed $175,000, (ii) restructuring expenses not to exceed $500,000 in any 12 month period, (iii) costs incurred with respect to the purchase and implementation of the ERP system not to exceed (A) $200,000 during each fiscal quarter in 2020 and (B) $100,000 during each fiscal quarter in 2021, and (iv) to the extent added in calculating Consolidated Net Income any portion of the PPP loan that has been forgiven and cancelled. The Eighth Amendment also amended the calculation of certain financial covenants based upon 12 month results to effectively exclude results of the quarter ended June 30, 2020. The calculation of Maximum Total Leverage Ratio has been amended, commencing with the quarter ending September 30, 2020 and through and including the quarter ending March 31, 2021, to annualize Consolidated EBITDA for the periods beginning July 1, 2020 through the date of calculation. The calculation of Minimum Debt Service Coverage Ratio for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 are based upon results for one, two and three quarters, respectively. The Eighth Amendment further adds a Minimum Liquidity requirement to be calculated monthly through June 30, 2021 and Minimum Consolidated EBITDA for each measurement period, as defined, through June 30, 2021. The Eighth Amendment permits distributions by US Borrower to the Parent to be declared and made only after December 31, 2021 provided certain conditions are satisfied.
Comparison of Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019
Net Sales

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(in thousands)
Net sales	$14,759	$38,889
Net sales for the quarter ended June 30, 2020 were approximately $14.8 million compared to $38.9 million for the quarter ended June 30, 2019, representing a decrease of 62%. The decrease in net sales for the quarter ended June 30, 2020 was primarily driven by the impact of the COVID-19 pandemic on the global automotive industry, which continued to idle our automotive customers’ facilities. This curtailment of automotive shipments was partially offset by new personal protective equipment product sales for the healthcare and manufacturing sectors.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$6,926	46.9%	$19,758	50.8%
Direct labor and benefits	2,433	16.5%	6,150	15.8%
Manufacturing overhead	3,029	20.5%	4,112	10.6%
Sub-total	12,388	83.9%	30,020	77.2%
Depreciation	631	4.3%	657	1.7%
Cost of Sales	$13,019	88.2%	$30,677	78.9%
Gross Profit	$1,740	11.8%	$8,212	21.1%

Cost of sales as a percentage of net sales for the quarter ended June 30, 2020 increased significantly as compared to the quarter ended June 30, 2019. The increase in cost of sales as a percentage of net sales was caused by fixed manufacturing costs which could not be reduced and were not offset by net sales.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the quarter ended June 30, 2020 was 11.8%, compared to 21.1% for the quarter ended June 30, 2019. The decrease in gross margin is driven by lost contribution margin on the $24.1 million lower net sales resulting from the COVID-19 pandemic.
Selling, General and Administrative Expenses

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$5,168	$6,379
Depreciation and amortization	1,113	1,045
Selling, general, and administrative expenses	$6,281	$7,424
Selling, general, and administrative expenses as a percentage of net sales	42.6%	19.1%
Selling, general, and administrative expenses for the quarter ended June 30, 2020, decreased $1.1 million to $6.3 million compared to $7.4 million for the quarter ended June 30, 2019. The decrease in selling, general, and administrative spent was caused by several cost reductions including management of headcount, commissions, and professional services in addition to savings resulting from plant closures. These cost reductions were partially offset by $0.3 million of salaried severance. The significant change in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the $24.1 million lower net sales as a result of the COVID-19 pandemic.
Operating Income
Operating loss for the quarter ended June 30, 2020 was $4.8 million, or (32.6)% of net sales, compared to operating loss of $6.7 million, or (17.2)% of net sales, for the quarter ended June 30, 2019. The decrease in operating loss is attributable to the impact of the $24.1 million lower net sales, offset by the $6.8 million impairment charge in 2019 that did not recur in 2020, $1.1 million lower selling, general, and administrative expenses, and $0.5 million lower restructuring expenses compared to the second quarter of 2019.
Non-Operating Expense
Non-operating expense for the quarter ended June 30, 2020 was $0.6 million compared to $1.3 million for the quarter ended June 30, 2019. The $0.7 million decrease was primarily driven by reduced debt levels, $0.3 million lower expenses related to our interest rate swap compared to the second quarter of 2019, and the composition of our debt compared to last year, as the PPP loan has a lower interest rate compared to the Revolver.
Income Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $2.6 million to $5.4 million for the quarter ended June 30, 2020, compared to $8.0 million in 2019.
Income Tax Provision
During the three months ended June 30, 2020, income tax benefit was $1.1 million, and the effective income tax rate was 20%. The differences between the effective tax rate and the statutory rate of 21% was primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.
Net Income
Net loss for the quarter ended June 30, 2020 was $4.3 million compared to a net loss of $7.6 million the quarter ended June 30, 2019. The decrease in net loss was primarily due to the $6.8 million impairment of goodwill recognized in the second quarter of 2019 which did not recur in 2020. Further reducing the net loss was $1.1 million lower selling, general, and administrative expenses in the second quarter of 2020. These impacts however, were not sufficient to overcome the lost contribution margin on $24.1 million lower net sales.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019
Net Sales

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in thousands)
Net sales	$49,736	$78,356
Net sales for the six months ended June 30, 2020 were approximately $49.7 million compared to $78.4 million for the six months ended June 30, 2019, representing a decrease of (36.5)%. The decrease in net sales for the six months ended June 30, 2020, was primarily caused by the COVID-19 pandemic, which idled our automotive customers’ facilities beginning at the end of the first quarter and continuing for the majority of the second quarter. This decrease was partially offset by new personal protective equipment products for the healthcare and manufacturing sectors.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$24,688	49.6%	$39,840	50.8%
Direct labor and benefits	8,197	16.5%	12,273	15.7%
Manufacturing overhead	6,780	13.6%	8,432	10.8%
Sub-total	39,665	79.8%	60,545	77.3%
Depreciation	1,256	2.5%	1,299	1.7%
Cost of Sales	$40,921	82.3%	$61,844	78.9%
Gross Profit	$8,815	17.7%	$16,512	21.1%
Cost of sales as a percentage of net sales for the six months ended June 30, 2020 increased to 82.3% from 78.9% for the six months ended June 30, 2019. The increase in cost of sales as a percentage of net sales was caused by fixed manufacturing costs which could not be reduced and were not offset by net sales.
Gross Profit
Gross profit for the six months ended June 30, 2020 decreased $7.7 million to $8.8 million compared to $16.5 million for the six months ended June 30, 2019. The decrease in gross profit is the result of lower sales volumes due to the COVID-19 pandemic and the subsequent loss in contribution margin.
Selling, General and Administrative Expenses

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$9,944	$12,590
Depreciation and amortization	2,202	2,106
Selling, general, and administrative expenses	$12,146	$14,696
Selling, general, and administrative expenses as a percentage of net sales	24.4%	18.8%
Selling, general, and administrative expenses for the six months ended June 30, 2020, decreased $2.6 million to $12.1 million, compared to $14.7 million for the six months ended June 30, 2019. The decrease is primarily related to efforts undertaken to reduce costs including management headcount, commissions and professional services, in addition to savings from plant closures., which were partially offset by $0.3 million of salaried severance costs.
Operating Income
Operating loss for the six months ended June 30, 2020 was $4.5 million, or (9.1)% of net sales, compared to operating loss of $5.8 million, or (7.4)% of net sales, for the six months ended June 30, 2019. The decrease in operating loss is primarily driven by a $6.8 million impairment charge to goodwill in 2019 that did not recur in 2020, offset by the decline in net sales driven by the impact of COVID-19.
Non-Operating Expense
Non-operating expense for the six months ended June 30, 2020 was $2.3 million compared to $2.4 million for the six months ended June 30, 2019.
Income Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $1.3 million to $6.8 million for the six months ended June 30, 2020, compared to $8.2 million in 2019.
Income Tax Provision
During the six months ended June 30, 2020, income tax benefit was $1.4 million, and the effective income tax rate was 20%. The differences between the effective tax rate and the statutory rate of 21% was primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.
Net Income
Net loss for the six months ended June 30, 2020 was $5.5 million compared to a net loss of $7.8 million during the six months ended June 30, 2019. This decrease in net loss is primarily caused by impairment charges in 2019 that did not recur, the recognition of a higher income tax benefit in 2020, and cost cutting initiatives discussed above, which were all offset by the contribution margin lost on $24.1 million lower net sales.
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

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(dollars in thousands)
Net loss	$(4,317)	$(7,624)	$(5,453)	$(7,812)
Plus: Interest expense, net	624	1,332	2,289	2,432
Plus: Income tax (benefit) expense	(1,103)	(389)	(1,366)	(346)
Plus: Depreciation and amortization	1,765	1,702	3,458	3,404
Plus: Non-cash stock award	32	66	55	98
Plus: Non-recurring expenses	—	68	—	68
Plus: Goodwill impairment	—	6,760	—	6,760
Plus: Restructuring expenses	273	734	1,193	825
Plus: One-time consulting and licensing ERP system implementation costs	184	221	459	395
Adjusted EBITDA	$(2,542)	$2,870	$635	$5,824
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders.
Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of June 30, 2020 and December 29, 2019, we had a cash balance of $4.7 million and $0.7 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of June 30, 2020 and December 29, 2019, we had $0.7 million and $6.8 million, respectively, available to be borrowed under our revolving credit facility. At December 29, 2019, we were in compliance with all of our debt covenants and our lenders agreed to amend the credit agreement so at June 30, 2020 the need to comply with such covenants was waived.
On April 24, 2020, due to the significant impact the COVID-19 pandemic was having on our business, our subsidiary, Unique Fabricating NA, Inc., entered into a Promissory Note for approximately $6.0 million (the “PPP Note”), pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the CARES Act passed by Congress and signed into law on March 27, 2020. Prior to entering into the PPP Note, on April 23, 2020, we entered into the Seventh Amendment to the Credit Agreement and Loan Documents. Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more discussion of the details related to the PPP Note and Seventh Amendment. The Seventh Amendment, among other things, provided us necessary liquidity by allowing us to take on the additional indebtedness from the PPP Note, deferring the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates, and by releasing the lien on our Evansville, Indiana property and allowing for the net cash proceeds from its sale, which was completed in June 2020, to be applied against any outstanding balance on our Revolver, while not permanently reducing the Revolving Credit Aggregate Commitment. With the proceeds from the PPP Note and the relief provided in the Seventh Amendment, we believe we have sufficient sources of liquidity to meet our projected cash requirements for at least the next fifty-two weeks.
On August 7, 2020, the Company entered into the Eighth Amendment. The Eighth Amendment to the Credit Agreement and Loan Documents, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The definition of Consolidated EBITDA has been amended to include as an addition to Consolidated Net Income (i) costs and expenses incurred in connection with the Eighth Amendment not to exceed $175,000, (ii) restructuring expenses not to exceed $500,000 in any 12 month period, (iii) costs incurred with respect to the purchase and implementation of the ERP system not to exceed (A) $200,000 during each fiscal quarter in 2020 and (B) $100,000 during each fiscal quarter in 2021, and (iv) to the extent added in calculating Consolidated Net Income any portion of the PPP loan that has been forgiven and cancelled. The Eighth Amendment also amended the calculation of certain financial covenants based upon 12 month results to effectively exclude results of the quarter ended June 30, 2020. The calculation of Maximum Total Leverage Ratio has been amended, commencing with the quarter ending September 30, 2020 and through and including the quarter ending March 31, 2021, to annualize Consolidated EBITDA for the periods beginning July 1, 2020 through the date of calculation. The calculation of Minimum Debt Service Coverage Ratio for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 are based upon results for one, two and three quarters, respectively. The Eighth Amendment further adds a Minimum Liquidity requirement to be calculated monthly through June 30, 2021 and Minimum Consolidated EBITDA for each measurement period, as defined, through June 30, 2021. Based on the terms of the Eighth Amendment, the Company believes it has sufficient levels of liquidity going forward.
In 2020, we plan to spend approximately $2.5 million in capital expenditures, of which $0.8 million was spent through June 30, 2020, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.
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
Dividends
The Eighth Amendment permits distributions only after December 31, 2021 as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, was not less than $5 million after giving effect to the distributions, total leverage ratio was not more than 2.00 to 1.00, post distribution DSCR, as defined, was not greater than 1.10 to 1.00, and Borrower was in compliance with financial covenants, before and after giving effect to the distributions.

Cash Flow Data
The following table presents cash flow data for the periods presented:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in thousands)
Cash flows provided by (used in):
Operating activities	$1,368	$5,084
Investing activities	$88	$(1,839)
Financing activities	$2,631	$(3,600)
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
During the six months ended June 30, 2020, net cash provided by operating activities was $1.4 million, compared to net cash provided by operating activities of $5.1 million for the six months ended June 30, 2019. The decrease in cash provided by operating activities was primarily attributable to lower sales resulting from the COVID-19 pandemic, which in turn resulted in lower profitability.
Investing Activities
Cash provided by or used in investing activities consists principally of purchase and sale of property, plant and equipment.
During the six months ended June 30, 2020 and 2019, we made capital expenditures of $0.8 million and $1.9 million, respectively. We plan to spend a total of approximately $2.5 million in capital expenditures during 2020, including the $0.8 million spent through June 30, 2020. The sale of a building at the Evansville, Indiana facility resulted in an additional $0.8 million of cash provided.
Financing Activities
Cash flows provided by or used in financing activities consists primarily of borrowings and payments under our new and old senior credit facilities, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the six months ended June 30, 2020, we had net cash provided by financing activities of $2.6 million compared to a use of $3.6 million during the six months ended June 30, 2019. Driving the cash inflows during the six months ended June 30, 2020 was the proceeds from the PPP Note the Company received in april 2020, please refer to Note 6 for additional discussion of the PPP Note and our other debt.
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

Contractual Obligations and Commitments
The Company's contractual obligations and commitments outstanding as of June 30, 2020 have not changed materially since the amounts as of December 29, 2019 as set forth in our Annual Report on Form 10-K/A. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.
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
At June 30, 2020, the fair value of all swaps was in a net liability position of $1.5 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019, the Company’s disclosure controls and procedures were not effective as of June 30, 2020 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
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
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019. While the Company is moving forward with these remediation activities, additional work needs to be done in this area. Accordingly, we concluded that this material weakness had not yet been remediated as of June 30, 2020.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal controls over financial reporting during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As a result of the COVID-19 pandemic, in March 2020 certain employees of the Company began working and continue to work remotely. Management has taken measures to ensure that our internal controls over financial reporting were not materially affected by employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Exhibit Index

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

UNIQUE FABRICATING, INC.

Date:	August 13, 2020	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)