Form 10-K/A
period 2019-12-29
Unique Fabricating, Inc.
filed 2020-08-18
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE
This amendment No. 3 to Form 10-K (“Amendment”) amends the Annual Report on Form 10-K of Unique Fabricating, Inc. (the “Company”) for the year ended December 29, 2019, originally filed with the Securities and Exchange Commission on March 27, 2020, as amended (“Original Filing”). This Amendment is being filed to include: Exhibit 4.06 which was inadvertently omitted in the Original Filing; Updated links to Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41; and amendment to Part III.  No other changes have been made to the Original Filing.
PART III

The information called for by Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Accounting Fees and Services is incorporated by reference to the Company’s definitive Proxy Statement  filed on May 22, 2020 with the SEC pursuant to Regulation 14A in connection with the Company’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”). The Company filed the  Proxy Statement with the SEC  more than 120 days after the fiscal year covered by this Annual Report on Form 10-K.  As set forth in the Form 8-K filed by the Company with the SEC on April 27, 2020, the Company relied on the SEC Order(Release No.34-88465) for the extension of the filing of the information required by Part III by up to 45 days after the required filing date . The Company was not in a position to file its Proxy Statement or an amendment to this Annual Report on Form 10-K for the fiscal year ended December 29, 2019 providing the information required by Part III of the Form 10-K in a timely manner (by the April 27, 2020 due date) without compromising the health and safety of key personnel involved in its completion because of the ongoing Coronavirus (COVID-19) pandemic.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this Amendment:

Exhibit No.	Description
4.06*	Description of Securities
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

UNIQUE FABRICATING, INC.

Date: August 18, 2020	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)
4