Form 10-Q/A
period 2020-03-31
Unique Fabricating, Inc.
filed 2020-08-18
CIK 1617669

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

EXPLANATORY NOTE

This amendment No. 1 to Form 10-Q (“Amendment”) amends the quarterly report on Form 10-Q of Unique Fabricating, Inc. (the “Company”) for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020 (“Original Filing”). The Amendment is being filed solely to disclose that the Company filed the Original Filing after the deadline, May 15, 2020, applicable to the Company for the filing of a Quarterly Report on Form 10-Q in reliance on the extension of 45 days provided by the order issued by the SEC (Release No. 34-88465) (the “Order”). The Company was not in a position to file its Form 10-Q in a timely manner (by the May 15, 2020 due date) without compromising the health and safety of key personnel involved in its completion because of the ongoing Coronavirus (COVID-19) pandemic. On May 8, 2020, the Company filed a Form 8-K with the SEC to state its intention to rely on the Order for such extension.

Except as set forth herein, this Amendment does not amend, modify or change the information in, or exhibits to, the Original Filing.

Item 6. Exhibits
Exhibits Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE FABRICATING, INC.

Date: August 18, 2020	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)

4