Form 10-Q
period 2020-09-30
Unique Fabricating, Inc.
filed 2020-11-12
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of October 30, 2020, the registrant had 9,779,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and as of December 29, 2019 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (unaudited) and three and nine months ended September 29, 2019 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 (unaudited) and the three and nine months ended September 29, 2019 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and nine months ended September 29, 2019 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
	Item 4.	Controls and Procedures	33
Part II.	Other Information
	Item 1.	Legal Proceedings	34
	Item 1A.	Risk Factors	34
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	Item 3.	Defaults Upon Senior Securities	35
	Item 4.	Mine Safety Disclosures	35
	Item 5.	Other Information	35
	Item 6.	Exhibits	36
		Signatures	37

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	September 30, 2020	December 29, 2019
Assets
Current assets
Cash and cash equivalents	$2,271	$650
Accounts receivable, net of reserves of approximately $0.7 million and $0.9 million at September 30, 2020 and December 29, 2019, respectively	27,001	24,701
Inventory, net	12,481	13,047
Prepaid expenses and other current assets:
Prepaid expenses and other	4,395	2,108
Refundable taxes	1,391	1,049
Assets held for sale	—	1,003
Total current assets	47,539	42,558
Property, plant, and equipment, net	22,779	23,415
Goodwill	22,111	22,111
Intangible assets	8,624	11,625
Other assets
Operating leases	10,373	—
Investments, at cost	1,054	1,054
Deposits and other assets	227	226
Deferred tax asset	893	679
Total assets	$113,600	$101,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,598	$9,324
Current maturities of long-term debt	4,175	2,847
Accrued compensation	1,296	1,225
Other accrued liabilities	5,208	1,979
Total current liabilities	23,277	15,375
Long-term debt, net of current maturities	35,622	33,220
Line of credit	9,706	11,418
Other long-term liabilities:
Deferred tax liability	—	1,324
Other liabilities	9,920	871
Total liabilities	78,525	62,208
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at September 30, 2020 and December 29, 2019, respectively	10	10
Additional paid-in-capital	46,099	46,011
Accumulated deficit	(11,034)	(6,561)
Total stockholders’ equity	35,075	39,460
Total liabilities and stockholders’ equity	$113,600	$101,668
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
Net sales	$35,550	$38,549	$85,286	$116,905
Cost of sales	27,474	31,375	68,395	93,219
Gross profit	8,076	7,174	16,891	23,686
Selling, general, and administrative expenses	6,251	6,538	18,397	21,234
Impairment	—	—	—	6,760
Restructuring expenses	—	990	1,193	1,815
Operating income (loss)	1,825	(354)	(2,699)	(6,123)
Other income (expense):
Other, net	32	(13)	26	29
Interest expense	(711)	(1,149)	(3,000)	(3,580)
Other expense, net	(679)	(1,162)	(2,974)	(3,551)
Income (loss) before income tax (benefit)	1,146	(1,516)	(5,673)	(9,674)
Income tax (benefit)	166	(252)	(1,200)	(597)
Net income (loss)	$980	$(1,264)	(4,473)	$(9,077)
Net income (loss) per share:
Basic	$0.10	$(0.13)	$(0.46)	$(0.93)
Diluted	$0.10	$(0.13)	$(0.46)	$(0.93)
Dividends declared per share	$—	$—	$—	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$10	$45,882	$2,997	$48,888
Net loss	—	—	—	(189)	(189)
Stock option expense	—	—	33	—	33
Cash dividends paid	—	—	—	(489)	(489)
Balance - March 31, 2019	9,779,147	$10	$45,915	$2,319	$48,243
Net loss	—	—	—	(7,624)	(7,624)
Stock option expense	—	—	65	—	65
Balance - June 30, 2019	9,779,147	$10	$45,980	$(5,305)	$40,684
Net loss	—	—	—	(1,264)	(1,264)
Stock option expense	—	—	19	—	19
Balance - September 29, 2019	9,779,147	$10	$45,999	$(6,569)	$39,439

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss	—	—	—	(1,136)	(1,136)
Stock option expense	—	—	23	—	23
Balance - March 31, 2020	9,779,147	$10	$46,034	$(7,697)	$38,347
Net loss	—	—	—	(4,317)	(4,317)
Stock option expense	—	—	32	—	32
Balance - June 30, 2020	9,779,147	$10	46,066	(12,014)	34,062
Net (loss) income	—	—	—	980	980
Stock option expense	—	—	33	—	33
Balance - September 30, 2020	9,779,147	$10	46,099	(11,034)	35,075

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
Cash Flows from Operating Activities
Net loss	$(4,473)	$(9,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	—	6,760
Inventory allowance	—	1,742
Depreciation and amortization	5,211	5,140
Amortization of debt issuance costs	111	133
Loss on sale of assets	118	5
Loss on derivative instrument	469	746
Stock option expense	88	117
Deferred income taxes	(1,538)	(1,073)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(2,300)	2,978
Inventory	635	11
Prepaid expenses and other assets	(2,629)	(646)
Accounts payable	3,563	336
Accrued and other liabilities	(395)	(259)
Other, net	1,789	—
Net cash provided by operating activities	649	6,913
Cash Flows from Investing Activities
Capital expenditures	(1,533)	(2,129)
Proceeds from sale of property, plant and equipment	883	41
Net cash used in investing activities	(650)	(2,088)
Cash Flows from Financing Activities
Net change in bank overdraft	(289)	1,003
Payments on term loans and capital expenditure line	(2,186)	(3,012)
Proceeds from capital expenditure line	—	1,300
Payments on revolving credit facilities	(19,281)	(21,998)
Proceeds from revolving credit facilities	17,530	18,488
Distribution of cash dividends	—	(489)
Debt issuance costs	(151)	—
Proceeds from PPP Note	5,999	—
Net cash provided by (used in) financing activities	1,622	(4,708)
Cash and cash equivalents:
Net increase in cash and cash equivalents	1,621	117
Cash and cash equivalents at beginning of period	650	1,410
Cash and cash equivalents at end of period	$2,271	$1,527
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,034	$3,442
Cash paid for Income taxes	$329	$357

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
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The interim results for the periods presented may not be indicative of the Company's actual annual results. The Company’s Statement of Cash Flows, presented above, has been recast to show the gross movements of payments on and proceeds from our revolving credit facility. The Company’s management believes this presentation provides a more transparent view of the activity, as such prior periods have been recast for comparability. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019.
Change in Quarter and Year-End
Historically, the Company’s quarterly periods ended on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarters which were 13 weeks and year to date periods which were 13, 26, 39 and 15 weeks, respectively, ended on March 31, June 30, September 29, and December 29, 2019. On March 13, 2020, the Company’s board of directors approved changing our quarterly periods to match calendar quarterly periods. The Company expects the impact of this change on our 2020 result of operations to be immaterial. All year, quarter, and three month references prior to 2020 relate to the Company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, three and nine months ended is used throughout this Quarterly Report on Form 10-Q to represent both the current year calendar quarterly periods and the prior year fiscal year periods.
Concentration Risks
The Company is exposed to significant concentration risks as follows:
Customer and Credit — During the three and nine months ended September 30, 2020 and three and nine months ended September 29, 2019, the Company’s net sales were derived from customers principally engaged in the North American automotive industry.  The following table presents the Company's sales directly and indirectly to General Motors Company (GM), Fiat Chrysler Automobiles (FCA), and Ford Motor Company (Ford) as a percentage of total net sales:

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
General Motors Company	14%	17%	15%	18%
Fiat Chrysler Automobiles	13%	15%	14%	15%
Ford Motor Company	12%	14%	10%	12%
No customer represented more than 10 percent of direct Company sales for the three and nine months ended September 30, 2020. GM accounted for 7 percent of direct Company sales for the three and nine months ended September 30, 2020.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Labor Markets — At September 30, 2020, of the Company’s hourly plant employees working in the United States manufacturing facilities, 37% were covered under a collective bargaining agreement which expires in August 2022 while another 11% were covered under a separate collective bargaining agreement that expires in February 2023.
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

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
Mexico	12%	19%	17%	19%
Canada	6%	7%	8%	7%
Other	—%	—%	—%	—%
The following table presents the percentage of the Company's total net sales represented by net sales from customers located in Mexico, Canada, and other foreign countries:

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
Mexico	23%	19%	22%	18%
Canada	8%	7%	8%	9%
Other	—%	1%	—%	1%

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
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We have identified our existing lease contracts and calculated the right of use assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2020. Adoption of the new standard resulted in the recording of right-of-use assets and liabilities of $12.1 million and $12.8 million, respectively, as of January 1, 2020. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company has approximately $11.4 million of non-cancelable future rental obligations as of September 30, 2020, as shown in Note 11.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
Net Sales
Transportation	$31,731	$33,432	$74,818	$100,964
Appliance	3,280	3,096	8,191	10,355
Other	539	2,021	2,277	5,586
Total	$35,550	$38,549	$85,286	$116,905
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

4. Inventory
Inventories consist of the following (in thousands):

	September 30, 2020	December 29, 2019
Raw materials	$7,920	$7,963
Work in progress	895	129
Finished goods	3,666	4,955
Total inventory	$12,481	$13,047
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.5 million and $1.0 million at September 30, 2020 and December 29, 2019, respectively.
Included in inventory are assets located in Mexico with a carrying amount of $3.4 million at September 30, 2020 and $3.6 million at December 29, 2019, and assets located in Canada with a carrying amount of $1.0 million at September 30, 2020 and $1.0 million at December 29, 2019.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following (in thousands):

	September 30, 2020	December 29, 2019	Depreciable Life – Years
Land	$1,663	$1,663
Buildings	6,027	5,934	23 – 40
Shop equipment	23,007	22,982	7 – 10
Leasehold improvements	1,248	1,234	3 – 10
Office equipment	1,936	1,866	3 – 7
Mobile equipment	152	190	3
Construction in progress	2,745	1,543
Total cost	36,777	35,412
Less: Accumulated depreciation	13,998	11,997
Net property, plant, and equipment, net	$22,779	$23,415
Depreciation expense was $0.7 million and $2.2 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 29, 2019, respectively.
Included in property, plant, and equipment,net are assets located in Mexico with a carrying amount of $3.8 million and $4.1 million at September 30, 2020 and December 29, 2019, respectively, and assets located in Canada with a carrying amount of $0.5 million and $0.6 million at September 30, 2020 and December 29, 2019, respectively.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Long-term Debt
The Company’s long-term debt consists of the following (in thousands):

	September 30, 2020	December 29, 2019
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note is unsecured and bears interest at 1% per annum. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program.	$5,999	$—
US Term Loan, payable to lenders in quarterly installments of $0.3 million through September 30, 2020, $0.6 million through September 30, 2021, and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.25% per annum at September 30, 2020. At September 30, 2020, the balance of the New US Term Loan is presented net of a debt discount of $0.2 million from costs paid to or on behalf of the lenders.	$23,313	$24,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.25% per annum at September 30, 2020. At September 30, 2020, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	$9,240	$10,384
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.25% per annum at September 30, 2020.	1,246	1,300
Total debt excluding Revolver	39,797	36,067
Less current maturities	4,175	2,847
Long-term debt – Less current maturities	$35,622	$33,220

As of September 30, 2020 and December 29, 2019 the fair value of the Company’s debt approximates book value based on the variable terms.
Credit Agreement
On November 8, 2018, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower” and together with the US Borrower, the “Borrowers”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent, and other lenders (collectively, the “Lenders”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Original Credit Agreement entered into on April 29, 2016 (as amended, the “Original Credit Agreement”). The Amended and Restated Credit Agreement is a five year agreement and provided for borrowings up to an aggregate principal amount of $73.0 million. The Amended and Restated Credit Agreement which is a senior secured credit facility comprised of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $26.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, a $12.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower, and a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020 to the US Borrower (the “Capital Expenditure Line”). The Amended and Restated Credit Agreement has a maturity date for all borrowings of November 7, 2023.
The Amended and Restated Credit Agreement requires quarterly principal payments for the US Term Loan, which commenced on December 31, 2018, of $337.5 thousand through September 30, 2020, $575.0 thousand thereafter through September 30, 2021, and $812.5 thousand thereafter with a lump sum due at maturity. The Amended and Restated Credit Agreement requires quarterly principal payments for the CA Term Loan, which commenced on December 31, 2018, of $375.0 thousand with a lump sum due at maturity. The Capital Expenditure Line requires quarterly principal payments of 7.5% of the outstanding balance per annum beginning on December 31, 2019 through September 30, 2020, 10% per annum beginning December 31, 2020 through September 30, 2021, 12.5% per annum beginning December 31, 2021 and thereafter with a lump sum due at maturity.
In addition, the Amended and Restated Credit Agreement allows for increases in the principal amount of the Revolver and the US and CA Term Loans not to exceed a $10.0 million principal amount, in the aggregate, provided that before and after giving

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Amended and Restated Credit Agreement contains customary negative covenants and requires that the Company comply with various financial covenants, including a total leverage ratio and debt service coverage ratio, as defined in the Amended and Restated Credit Agreement. Additionally, the US Term Loan and CA Term Loan each contains a clause, effective December 30, 2018, that requires an excess cash flow payment to be made to the lenders to reduce the US Term Loan and CA Term Loan if the Company’s cash flow exceeds certain thresholds as defined by the Amended and Restated Credit Agreement.
As of September 30, 2020, $10.0 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.25% percent per annum at September 30, 2020, and is secured by substantially all of the Company’s assets. At September 30, 2020, the maximum additional available borrowings under the Revolver was $18.5 million which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. The maximum amount available was further subject to borrowing base restrictions, resulting in a net availability of $8.5 million.
On May 7, 2019, the Borrowers entered into the Waiver and First Amendment (the “First Amendment”) to the Credit Agreement, as the Company was not in compliance with certain of the financial covenants in the Credit Agreement. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as necessary taking into account the Borrowers current and future financial condition. As a result of this waiver, the lenders did not accelerate the maturity of the debt. On June 14, 2019 and June 28, 2019 the Borrowers entered into the Waiver and Second Amendment (the “Second Amendment”) to the Credit Agreement and the Waiver and Third Amendment (the “Third Amendment”) to the Credit Agreement, respectively. Each of these amendments revised the waiver period as defined by the First Amendment with respect to the March 31, 2019 covenant violation and resulting default until later dates.
On July 16, 2019, the Borrowers entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided a permanent waiver by the Lenders with respect to the Borrowers' non-compliance with the total leverage ratio financial covenant, as defined as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distribution, total leverage ratio is not more than 2.00 to 1.00, post distribution, debt service coverage ratio ("DSCR"), as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions.
On August 7, 2019, the Borrowers entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill.
On April 3, 2020, the Borrowers entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, amended the definition of consolidated EBITDA to include, as an addition to consolidated net income, an amount equal to $0.6 million resulting from a non-cash inventory write-off taken during the third fiscal quarter in fiscal 2019, amended the definition of “fiscal year” to reflect that we changed our fiscal year to end on December 31, commencing with the 2020 fiscal year, eliminated the requirement for a monthly Covenant Compliance Report and provided for payment of the Capital Expenditure Line principal installment that was due December 31, 2019, but was not paid due to an internal system miscalculation by the Agent.
Due to the impact of the COVID-19 pandemic on the Company and the global automotive industry, the Company anticipated that it was likely that the EBITDA for the twelve months ended June 30, 2020 was likely to result in the Company not being in compliance with its financial covenants. In response to the anticipated impact of COVID-19, on April 23, 2020, the Borrowers entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment, among other things, (i) permitted additional indebtedness in the form of unsecured loans authorized pursuant to and in compliance with the CARES Act under the Paycheck Protection Program of the U.S. Small Business Administration, in an aggregate amount not to exceed $6.0 million; (ii) deferred the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and Capital Expenditure Line, with the deferred principal amounts payable at the existing maturity dates; (iii) waived the requirement to test

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the fiscal quarter ended June 30, 2020; (iv) allowed the release of the lien on the Evansville, Indiana property and for the net cash proceeds from its sale to be applied against any outstanding balance on the Revolver, without permanently reducing the Revolving Credit Aggregate Commitment; (v) added a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) added a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
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
The Credit Agreement, as amended, bears interest at the Company’s election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 3.25% per annum in the case of the Base Rate and 2.75% to 4.25% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly, as increased by the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement. As stated above, the Seventh Amendment added a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
Paycheck Protection Program Note
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
Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note. As of September 30, 2020, none of the circumstances listed above exist at the Company.
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
At September 30, 2020 and December 29, 2019, debt issuance costs were $0.4 million and $0.3 million, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $0.3 million and $0.4 million, respectively. On November 8, 2018, the Company amended its Credit Agreement, to increase the Company's term loan debt. The Company

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reviewed this amendment for extinguishment accounting and concluded that there were no remaining debt issuance costs not amortized on the revolving debt facility qualified for extinguishment accounting and recognized a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all of the of remaining unamortized debt issuance costs on the term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.04 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, and $0.04 million and $0.1 million for the three and nine months ended September 29, 2019, respectively.
Covenant Compliance
The Credit Agreement, as amended, contains the following financial covenants:
Maximum Total Leverage Ratio
The Total Leverage Ratio, as defined in the Credit Agreement, as amended, may not exceed (i) 3.75 to 1.00, with respect to the fiscal quarter ended as of September 30, 2020; (ii) 3.50 to 1.00, with respect to the fiscal quarter ended December 31, 2020; (iii) 3.25 to 1.00, with respect to the fiscal quarters ended March 31, 2021 and June 30, 2021; and (iv) 3.00 to 1.00, with respect to each fiscal quarter thereafter. For purposes of calculating the Total Leverage Ratio, “Consolidated EBITDA”, as defined, shall be determined (i) with respect to the fiscal quarter ended as of September 30, 2020, for the single fiscal quarter then ended, multiplied by 4,(ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, multiplied by 2, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, multiplied by 4/3, and (iv) with respect to each fiscal quarter thereafter, for the four fiscal quarters then ended. Also, for purposes of calculating the Total Leverage Ratio, the PPP Note is excluded from Total Debt for all periods until a determination of forgiveness is made.
Minimum Debt Service Coverage Ratio
The Debt Service Coverage Ratio may not be less than 1.20 to 1.00, to be measured, as of the end of each fiscal quarter. Notwithstanding anything to the contrary set forth in the definition of "Debt Service Coverage Ratio," such calculation shall be made (i) with respect to the fiscal quarter ended as of September 30 2020, for the single fiscal quarter then ended, (ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, and (iv) with respect to the last day of each fiscal quarter thereafter, for the four fiscal quarters then ended.
Minimum Liquidity
The US Borrower's Liquidity, as defined in the Credit Agreement, as amended, may not to be less than 20% of the Borrowing Base, calculated as of the last day of each fiscal month through and including June 30, 2021.
Minimum Consolidated EBITDA
The Consolidated EBITDA, as defined, must not be less than the amounts set forth below, with respect to the measurement period ended as of each date of determination set forth below:

Date of Determination	Measurement Period	Minimum Consolidated EBITDA
September 30, 2020	Trailing 3 months	$3,000,000
December 31, 2020	Trailing 6 months	$6,500,000
March 31, 2021	Trailing 9 months	$10,000,000
June 30, 2021	Trailing 12 months	$13,500,000

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future Maturities
Maturities on the Company’s Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows (in thousands):

2020	$983
2021	6,509
2022	8,340
2023	34,376
Total	50,208
Discounts	(310)
Debt issuance costs	(395)
Total debt, net	$49,503

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
Effective June 30, 2016, as required under the Credit Agreement entered into during April 2016, the Company entered into an interest rate swap which required the Company to pay a fixed rate of 1.055 percent per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. The notional amount at the effective date was $16.7 million which decreased by $0.3 million each quarter until June 30, 2017, and thereafter decreased by $0.4 million each quarter until June 29, 2018, when it began decreasing by $0.5 million per quarter until it expired on June 28, 2019.
Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, the Company entered into another interest rate swap which required the Company to pay a fixed rate of 1.093 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR, for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.9 million which decreases by $0.1 million each quarter until it expired on September 30, 2020.
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increased by $0.4 million each quarter until June 28, 2019 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 described above expiring. Since June 28, 2019, the notional amount then decreased each quarter by $0.2 million until September 30, 2020 when the notional amount increases to $17.5 million due to the interest rate swap from 2017 described above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023
At September 30, 2020, the fair value of all swaps was in a net liability position of $1.3 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets. The Company paid $0.1 million and $1.1 million in net monthly settlements with respect to the interest rate swaps for the three and nine months ended September 30, 2020, respectively. At September 29, 2019, the fair value of the swaps was a net liability of $1.0 million, which was included in other long term liabilities in the condensed consolidated balance sheet. The Company paid $0.02 million and $0.06 million in the aggregate, in net monthly settlements in respect to the interest rate swaps for the three and nine months ended September 29, 2019. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company moved existing Bryan production to its manufacturing facilities in Querétaro, Mexico and LaFayette, GA. The Company provided the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities and accelerated depreciation of the building right-of-use lease asset, was approximately $0.6 million during the nine months ended September 30, 2020.
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
Costs incurred in the nine months ended September 30, 2020, which consisted primarily of transportation and installation of equipment and the disposal of equipment and inventory was $0.5 million. Also included in this amount is a non-cash loss related to the loss on the sale of the Evansville building. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's condensed consolidated statements of operations.
The Company had $0.7 million and $1.2 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of September 30, 2020 and December 29, 2019, respectively. The Company has secured a sublease of roughly 15% of the facility.
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2020 (in thousands).

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
Accrual balance at December 29, 2019	$438	$116	$554
Provision for estimated expenses to be incurred	—	1,193	1,193
Payments made during the year and asset write offs	400	956	1,356
Accrual balance at September 30, 2020	$38	$352	$390

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

On August 12, 2020, the compensation committee of the board of directors approved the issuance of 11,250 incentive stock option awards to employees of the Company with an exercise price of $3.05 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. Also on August 12, 2020, the compensation committee of the board of directors approved the issuance of 11,250 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.05 per share. These options vest 40 percent on August 12, 2021 and 20 percent on each of August 12, 2022, 2023, and 2024.

August 12, 2020
Expected volatility	85.44%
Dividend yield	0.00%
Expected term (in years)	6
Risk-free rate	0.40%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 4, 2020, the compensation committee of the board of directors approved the issuance of 7,500 incentive stock option awards to employees of the Company with an exercise price of $3.13 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. Also on September 4, 2020, the compensation committee of the board of directors approved the issuance of 7,500 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.13 per share. These options vest 40 percent on September 4, 2021 and 20 percent on each of September 4, 2022, 2023, and 2024.

September 4, 2020
Expected volatility	85.44%
Dividend yield	0.00%
Expected term (in years)	6
Risk-free rate	0.40%

A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 29, 2019	676,480	$5.48	7.1	$471
Granted	117,500	$3.01	9.9
Exercised	—	$—	0.0
Forfeited or expired(2)	95,000	$6.91	0.0
Outstanding at September 30, 2020	698,980	$4.84	7.2	$216
Vested and exercisable at September 30, 2020	352,480	$6.71	5.1	$45
————————————
(1)    The aggregate intrinsic value above is obtained by subtracting the exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. There is no intrinsic value if the exercise price exceeds the fair value of the underlying shares. The estimated fair value of the shares is based on the closing price of the stock of $3.37 as of September 30, 2020 and $4.01 as of December 29, 2019.
(2)     Includes the 65,000 shares forfeited by the Company’s former Chief Financial Officer as a result of his October 2019 departure.
The Company recorded stock-based compensation expense of $33 thousand and $88 thousand for the three and nine months ended September 30, 2020, respectively, and $19 thousand and $117 thousand for the three and nine months ended September 29, 2019, respectively, in its condensed consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of September 30, 2020, there was $354 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 5.2 years.

10. Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.
Income tax (benefit) expense for the three and nine months ended September 30, 2020 was $0.2 million and $(1.2) million, respectively, compared to $(0.3) million and $(0.6) million for the three and nine months ended September 29, 2019, respectively.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and nine months ended September 30, 2020, the effective tax rates were 14% and 21%, respectively. The differences between the effective tax rates and the statutory rate of 21.0% were primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.

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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. New leased assets obtained in exchange for new operating lease liabilities during the three and nine months ended September 30, 2020, were immaterial. As of September 30, 2020, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following (in thousands):

	Classification	September 30, 2020
Right-of-Use-Assets
Operating	Operating leases	$10,373
Liabilities
Current
Operating	Other accrued liabilities	$2,468
Non-current
Operating	Other liabilities	8,965
Total lease liabilities		$11,433
Lease costs included in the condensed consolidated statements of operations consist of the following (in thousands):

	Classification	September 30, 2020
Lease cost	Cost of sales, selling expenses and general and administrative expense	$2,405

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturity of the Company’s lease liabilities as of September 30, 2020 is as follows (in thousands):

2020 (remainder)	$762
2021	2,849
2022	1,979
2023	1,203
2024	1,116
Thereafter	6,458
Total lease payments	14,367
Less: interest	2,935
Present value of lease payments	$11,433
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

September 30, 2020
Weighted average remaining lease term (years)	7.2
Weighted average discount rate	6.4%
Lease costs included in the condensed consolidated statements of cash flows are as follows (in thousands):

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,498

12. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million and $0.3 million for the three and nine months ended September 30, 2020 and $0.1 million and $0.4 million for the three and nine months ended September 29, 2019, respectively.

13. Related Party Transactions
Effective March 18, 2013, the Company is a party to a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $0.3 million and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively and $0.1 million for and $0.2 million the three and nine months ended September 29, 2019, respectively. The management agreement had an initial term of five years, expiring on March 18, 2020, and renews automatically annually for additional one year terms. The current term expires on March 18, 2021. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.
In 2019, following the May 6, 2019 resignation of the Company’s Chief Executive Officer, the Company entered into a services agreement with 6th Avenue Group, which is a company owned by a Board member of the Company. The services performed have been related to providing assistance for long term strategic planning for the Company as well as aiding in helping the

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company with CEO transition services. The services provided by 6th Avenue Group ended in 2019. On June 11, 2019, this Board member was also awarded stock options for 30,000 shares, which vested immediately and had an exercise price of $2.93 per share, for her services.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
Numerator:
Net (loss)	$980	$(1,264)	$(4,473)	$(9,077)
Denominator:
Weighted average shares outstanding, basic	9,779,147	9,779,147	9,779,147	9,779,147
Dilutive effect of stock-based awards	48,197	—	—	—
Weighted average share outstanding, diluted	9,827,344	9,779,147	9,779,147	9,779,147

Basic loss per share	$0.10	$(0.13)	$(0.46)	$(0.93)
Diluted loss per share	$0.10	$(0.13)	$(0.46)	$(0.93)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the nine months ended September 30, 2020 and the three and nine months ended September 29, 2019, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
Number of options	698,980	593,680
Exercise price of options	$2.36 - $12.58	$7.65 - $12.58
Warrants(1)		142,185
Exercise price of warrants		$3.33 - $11.88
_________________________________
(1) Includes warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015 with an exercise price of $11.88 per share of common stock which expired on July 7, 2020.

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
Basis of Presentation
Historically, the Company’s quarterly periods ended on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarters and year to date periods ended on March 31, June 30, September 29, and December 29, 2019. On March 13, 2020, the Company’s board of directors approved changing our quarterly periods to match calendar quarterly periods. The Company expects the impact of this change on our 2020 result of operations to be immaterial. All year, quarter, and three month references prior to 2020 relate to the Company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, quarter and three months ended is used throughout this Quarterly Report on Form 10-Q to represent both the current year calendar quarterly periods and the prior year fiscal year periods.
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

Unique Fabricating serves the North American transportation market, which includes automotive and heavy-duty trucks, as well as the appliance, medical, and consumer markets. Sales are conducted directly to major automotive and heavy-duty truck, appliance, water heater and HVAC manufacturers, referred throughout this report as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan; Concord, Michigan; LaFayette, Georgia; Louisville, Kentucky; Monterrey, Mexico; Querétaro, Mexico; and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.
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
Recent Developments
COVID-19 Pandemic
The Company’s results for the nine months ended September 30, 2020 were adversely affected by the COVID-19 pandemic, which resulted in the idling of most of our automotive customers’ facilities beginning in mid-March 2020 and continuing until June. In response to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry, the Company has taken actions to reduce costs and increase financial flexibility. These actions include actively managing costs, capital expenditures, and working capital. Additionally, the Company received a loan of approximately $6.0 million pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act. Refer to Note 6, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Paycheck Protection Program Note.
The Company continues to follow guidelines with respect to operating during the COVID-19 pandemic provided by the various governmental entities in the jurisdictions where we operate and is taking additional measures to protect our employees.
Bryan Facility Closure
On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. The closure of the Bryan facility was completed during the first quarter of 2020. The Company moved production to its existing manufacturing facilities in Querétaro, Mexico and LaFayette, GA. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities, was approximately $0.6 million during the nine months ended September 30, 2020.
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
The amount of other costs incurred associated with the Evansville plant closure was $0.6 million in the nine months ended September 30, 2020. All of these costs were recorded to the restructuring expense line in continuing operations in the Company's condensed consolidated statements of operations.

Amended and Restated Credit Agreement
On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, among other things increases the principal amount of US Term Loan borrowings to $26.0 million, creates a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extends the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for borrowings of up to $30.0 million under the Revolver, subject to availability under the terms of the Amended and Restated Credit Agreement, and left the principal amount on the CA Term Loan the same as at September 30, 2018, approximately $12.0 million, and the same as it was under the previous Credit Agreement. The Amended and Restated Credit Agreement combined the previous US Term Loan and US Term Loan II (the “New US Term Loan”) into one term loan, and increased the aggregate principal amount to $26.0 million from $15.9 million. The increase in the principal amount effected by the New U.S. Term Loan replaced and termed-out outstanding borrowings under the Revolver. The Amended and Restated Credit Agreement changes the quarterly principal payments of the New US Term Loan to $0.3 million through September 30, 2020, $0.6 million thereafter through September 30, 2021, and $0.8 million thereafter though maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.
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
On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders.  The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the US Borrower's non-compliance with the total leverage ratio financial covenant, as defined, as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permitted distributions as long as the Borrower is in compliance with specified conditions including that the US Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions, total leverage ratio is not more than 2.00 to 1.00, post distribution debt service coverage ratio ("DSCR"), as defined, is not greater than 1.10 to 1.00, and US Borrower is in compliance with financial covenants, before and after giving effect to the distributions.
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
On August 7, 2020, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement and Loan Documents, as amended. The Eighth Amendment to the Credit Agreement and Loan Documents, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The definition of Consolidated EBITDA was amended to include as an addition to Consolidated Net Income (i) costs and expenses incurred in connection with the Eighth Amendment not to exceed $175,000, (ii) restructuring expenses not to exceed $500,000 in any 12 month period, (iii) costs incurred with respect to the purchase and implementation of the ERP system not to exceed (A) $200,000 during each fiscal quarter in 2020 and (B) $100,000 during each fiscal quarter in 2021, and (iv) to the extent added in calculating Consolidated Net Income any portion of the PPP loan that has been forgiven and cancelled. The Eighth Amendment also amended the calculation of certain financial covenants based upon 12 month results to effectively exclude results of the quarter ended June 30, 2020. The calculation of Maximum Total Leverage Ratio has been amended, commencing with the quarter ended September 30, 2020 and through and including the quarter ending March 31, 2021, to annualize Consolidated EBITDA for the periods beginning July 1, 2020 through the date of calculation. The calculation of Minimum Debt Service Coverage Ratio for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 are based upon results for one, two and three quarters, respectively. The Eighth Amendment further adds a Minimum Liquidity requirement to be calculated monthly through June 30, 2021 and Minimum Consolidated EBITDA for each measurement period, as defined, through June 30, 2021. The Eighth Amendment permits distributions by US Borrower to the Parent to be declared and made only after December 31, 2021 provided certain conditions are satisfied.
Comparison of Results of Operations for the Three Months Ended September 30, 2020 and September 29, 2019
Net Sales

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019
	(dollars in thousands)
Net sales	$35,550	$38,549
Net sales for the quarter ended September 30, 2020 were approximately $35.6 million compared to $38.5 million for the quarter ended September 29, 2019, representing a decrease of 8%. The decrease in net sales for the quarter ended September 30, 2020 was attributable to the end of certain transportation customer programs resulting in $1.7 million lower net sales, $0.8 million of lost sales resulting from our previous facility closures, and $0.5 million lower sales as a result of decontented components for two transportation customer platforms.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Three Months Ended September 30, 2020		Three Months Ended September 29, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$17,976	50.6%	$21,101	54.7%
Direct labor and benefits	4,789	13.5%	5,595	14.5%
Manufacturing overhead	4,061	11.4%	4,002	10.4%
Sub-total	26,826	75.5%	30,698	79.6%
Depreciation	648	1.8%	678	1.8%
Cost of Sales	$27,474	77.3%	$31,376	81.4%
Gross Profit	$8,076	22.7%	$7,173	18.6%

Cost of sales as a percentage of net sales for the quarter ended September 30, 2020 decreased significantly as compared to the quarter ended September 29, 2019. The decrease in cost of sales as a percentage of net sales was the result of the $1.7 million inventory valuation allowance charge incurred in the third quarter of 2019 not reoccurring in 2020. The third quarter 2019 inventory valuation allowance was the result of the end of life of certain customer programs and the ongoing implementation of the Company’s new ERP system providing more detailed information that led the Company to review estimated future demand. Direct labor and benefits as a percentage of net sales decreased as a result of activities to improve operational productivity. Manufacturing overhead as a percentage of net sales increased as a result of lower absorption of fixed overhead costs due to the $3.0 million lower net sales and COVID-19 related-costs to meet customer delivery expectations and maintain a safe work environment.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the quarter ended September 30, 2020 was 22.7%, compared to 18.6% for the quarter ended September 29, 2019. The increase in gross margin is the result of the $1.7 million inventory valuation allowance charge incurred in the third quarter of 2019 not reoccurring in 2020 offset by lower absorption of fixed overhead costs due to the $3.0 million lower net sales and COVID-19 related costs to meet customer delivery expectations and maintain a safe work environment.
Selling, General and Administrative Expenses

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$5,146	$5,480
Depreciation and amortization	1,105	1,058
Selling, general, and administrative expenses	$6,251	$6,538
Selling, general, and administrative expenses as a percentage of net sales	17.6%	17.0%
Selling, general, and administrative expenses for the quarter ended September 30, 2020, decreased $0.3 million to $6.3 million compared to $6.5 million for the quarter ended September 29, 2019. The decrease in selling, general, and administrative spent was caused by several cost reduction activities including reduced management and commission expenses. These cost reductions were partially offset by higher professional services, including legal and information technology support. The increase in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the aforementioned $3.0 million lower net sales offsetting the impact of lower costs.
Operating Income
Operating income for the quarter ended September 30, 2020 was $1.8 million, or 5.1% of net sales, compared to an operating loss of $0.4 million, or (0.9)% of net sales, for the quarter ended September 29, 2019. The increase in operating income is attributable to the third quarter 2019 $1.7 million inventory valuation allowance charge that did not reoccur in 2020, $1.0 million lower restructuring expenses, $0.3 million lower selling, general, and administrative costs, partially offset by the impact of the $3.0 million lower net sales.
Non-Operating Expense
Non-operating expense for the quarter ended September 30, 2020 was $0.7 million compared to $1.2 million for the quarter ended September 29, 2019. The $0.5 million decrease was primarily driven by lower interest expense with $0.2 million related to our interest rate swap compared to the third quarter of 2019 and the remainder reflecting the lower interest rate composition of our debt compared to last year, as the PPP Note has a lower interest rate compared to our other term loan debt and Revolver.
Income Before Income Taxes
As a result of the foregoing factors, our income before income taxes increased $2.7 million to $1.1 million for the quarter ended September 30, 2020, compared to a loss of $1.5 million in 2019.
Income Tax Provision
During the three months ended September 30, 2020, income tax expense was $0.2 million, and the effective income tax rate was 14%. The differences between the effective tax rate and the statutory rate of 21% was primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.

Net Income (Loss)
Net income for the quarter ended September 30, 2020 was $1.0 million compared to a net loss of $1.3 million the quarter ended September 29, 2019. The increase in net income was primarily due to the $2.2 million higher operating income as a result of higher gross profit, lower selling, general, and administrative expenses, and lower restructuring expenses, in addition to lower interest expense which were partially offset by higher income tax expense.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and September 29, 2019
Net Sales

	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(in thousands)
Net sales	$85,286	$116,905
Net sales for the nine months ended September 30, 2020 were approximately $85.3 million compared to $116.9 million for the nine months ended September 29, 2019, representing a decrease of 27.0%. The decrease in net sales for the nine months ended September 30, 2020, was primarily caused by the COVID-19 pandemic, which idled our automotive customers’ facilities for the majority of the second quarter. Also contributing to the decrease in sales was the end of certain transportation customer programs resulting in $1.7 million lower net sales and $2.1 million lost sales from previous facility closures.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Nine Months Ended September 30, 2020		Nine Months Ended September 29, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$42,664	50.0%	$60,940	52.1%
Direct labor and benefits	12,986	15.2%	17,868	15.3%
Manufacturing overhead	10,841	12.7%	12,435	10.6%
Sub-total	66,491	78.0%	91,243	78.0%
Depreciation	1,904	2.2%	1,976	1.7%
Cost of Sales	$68,395	80.2%	$93,219	79.7%
Gross Profit	$16,891	19.8%	$23,686	20.3%
Cost of sales as a percentage of net sales for the nine months ended September 30, 2020 increased to 80.2% from 79.7% for the nine months ended September 29, 2019.
Gross Profit
Gross profit for the nine months ended September 30, 2020 decreased $6.8 million to $16.9 million compared to $23.7 million for the nine months ended September 29, 2019. The decrease in gross profit is the result of lower sales volumes due to the COVID-19 pandemic and the subsequent loss in contribution margin.
Selling, General and Administrative Expenses

	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$15,090	$18,070
Depreciation and amortization	3,307	3,164
Selling, general, and administrative expenses	$18,397	$21,234
Selling, general, and administrative expenses as a percentage of net sales	21.6%	18.2%

Selling, general, and administrative expenses for the nine months ended September 30, 2020, decreased $2.8 million to $18.4 million, compared to $21.2 million for the nine months ended September 29, 2019. The decrease is primarily related to cost reduction activities, including reduced management and commissions expenses, in addition to savings from plant closures.
Operating Income
Operating loss for the nine months ended September 30, 2020 was $2.7 million, or 3.2% of net sales, compared to operating loss of $6.1 million, or (5.2)% of net sales, for the nine months ended September 29, 2019. The decrease in operating loss is primarily driven by a $6.8 million impairment charge to goodwill in 2019 that did not reoccur in 2020, offset by the decline in net sales driven by the impact of COVID-19.
Non-Operating Expense
Non-operating expense for the nine months ended September 30, 2020 was $3.0 million compared to $3.6 million for the nine months ended September 29, 2019. The decrease in non-operating expense is primarily driven by the lower interest rate composition of our debt compared to last year.
Income Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $4.0 million to $5.7 million for the nine months ended September 30, 2020, compared to $9.7 million in 2019.
Income Tax Provision
During the nine months ended September 30, 2020, income tax benefit was $1.2 million, and the effective income tax rate was 21%, compared to an income tax benefit of $0.6 million and an effective income tax rate of 6.8% during the nine months ended September 29, 2019.
Net Income
Net loss for the nine months ended September 30, 2020 was $4.5 million compared to a net loss of $9.1 million during the nine months ended September 29, 2019. This decrease in net loss is primarily caused by impairment charges in 2019 that did not recur and cost cutting initiatives discussed above offset by the impact from COVID-19.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of September 30, 2020 and December 29, 2019, we had a cash balance of $2.3 million and $0.7 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of September 30, 2020 and December 29, 2019, we had $8.5 million and $6.8 million, respectively, available to be borrowed under our revolving credit facility.
Our Debt
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
At December 29, 2019 and September 30, 2020 we were in compliance with all of our debt covenants.
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA, as defined in our Credit Agreement, a non-GAAP measure:

Three Months Ended September 30, 2020
(dollars in thousands)
Net Income	$980
Plus:
Interest expense, net	711
Income tax expense	166
Depreciation and amortization	1,753
Management fees	56
Non-cash stock awards	33
Non-recurring expenses (a)	—
Goodwill impairment	—
Restructuring expenses (b)	—
ERP system implementation consulting and licensing costs (c)	74
Financing expenses (d)	—
Consolidated EBITDA, as defined	$3,773

September 30, 2020
(dollars in thousands)
Total Consolidated Indebtedness, as defined (e)	$43,504
Consolidated EBITDA, as defined	$3,773
Total leverage ratio (f)	2.88 x
Covenant requirement	3.75 x
_________________________________
(a)    Represents any other non-recurring, non-cash gains during such period, including without limitation, (i) gains from the sale or exchange of assets other than in the ordinary course of business, and (ii) gains from early extinguishment of Indebtedness or Hedging Agreements
(b)    Represents restructuring costs and expenses incurred from time to time at various locations, in an aggregate amount under the definition, during any twelve-month period, not to exceed $500,000
(c)    Represents costs incurred with respect to the purchase and implementation of the Company's enterprise resource planning system, in an aggregate amount under the definition, not to exceed (i) $200,000 during each of US Borrower's fiscal quarters in 2020, (ii) $100,000 during each of the Company's fiscal quarters in 2021, and (iii) $0 with respect to any calculation thereafter
(d)    Represents costs and expenses incurred in connection with the Eighth Amendment to the credit agreement, in an aggregate amount not to exceed $175,000
(e)    Total Consolidated Indebtedness, as defined, excludes the $6.0 million PPP loan for covenant purposes until final determination by the SBA and Lender on forgiveness
(f)    Ratio to Total Consolidated Indebtedness, as defined, divided by Consolidated EBITDA, as defined. To calculate the Total Leverage Ratio at September 30, 2020, the Consolidated EBITDA for the quarter ended September 30, 2020 is annualized by multiplying it by 4.

Refer to Note 6, "Long-term Debt," in Part 1, Item 1, 'Notes to Condensed Consolidated Financial Statements,' included within this quarterly report on Form 10-Q for the third quarter ended September 30, 2020 for additional information.
Capital Expenditures
In 2020, we plan to spend approximately $2.5 million in capital expenditures, of which $1.5 million was spent through September 30, 2020, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.
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
Cash Flow Data
The following table presents cash flow data for the periods presented:

	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$649	$6,913
Investing activities	$(650)	$(2,088)
Financing activities	$1,622	$(4,708)
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
During the nine months ended September 30, 2020, net cash provided by operating activities was $0.6 million, compared to net cash provided by operating activities of $6.9 million for the nine months ended September 29, 2019. The decrease in cash provided by operating activities was primarily attributable to lower sales resulting from the COVID-19 pandemic, which in turn resulted in lower profitability.
Investing Activities
Cash provided by or used in investing activities consists principally of purchase and sale of property, plant and equipment.
During the nine months ended September 30, 2020 and September 29, 2019, we made capital expenditures of $1.5 million and $2.1 million, respectively. We plan to spend a total of approximately $2.5 million in capital expenditures during 2020, including the $1.5 million spent through September 30, 2020. The sale of a building at the Evansville, Indiana facility resulted in an additional $0.8 million of cash provided.
Financing Activities
Cash flows provided by or used in financing activities consists primarily of borrowings and payments under our senior credit facilities, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the nine months ended September 30, 2020, we had net cash provided by financing activities of $1.6 million compared to a use of $4.7 million during the nine months ended September 29, 2019. Driving the cash inflows during the nine months ended September 30, 2020 was the proceeds from the PPP Note the Company received in April 2020, please refer to Note 6 for additional discussion of the PPP Note and our other debt.

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
Contractual Obligations and Commitments
The Company's contractual obligations and commitments outstanding as of September 30, 2020 have not changed materially since the amounts as of December 29, 2019 as set forth in our Annual Report on Form 10-K/A. These obligations and commitments relate to operating leases, future debt payments, and a management services agreement.
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
Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, as discussed in Note 7 of our consolidated financial statements, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 1.093% percent per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.90 million which decreased by $0.10 million each quarter until it expired on September 30, 2020.

Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075 per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increased by $0.04 million each quarter until June 29, 2018 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 described above expiring. The notional amount then decreased each quarter by $0.1 million until September 30, 2020 when the notional amount increased to $17.5 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At September 30, 2020, the fair value of all swaps was in a net liability position of $1.3 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019, the Company’s disclosure controls and procedures were not effective as of September 30, 2020 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
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
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019. While the Company is moving forward with these remediation activities, additional work needs to be done in this area. Accordingly, we concluded that this material weakness had not yet been remediated as of September 30, 2020.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal controls over financial reporting during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As a result of the COVID-19 pandemic, throughout 2020 certain employees of the Company began working and continue to work remotely. Management has taken measures to ensure that our internal controls over financial reporting were not materially affected by employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
The coronavirus (COVID-19) pandemic, has and will continue to materially and adversely affect our business, financial condition and results of operations.
The recent outbreak of COVID-19, and any other outbreaks of COVID-19, other contagious diseases or other adverse public health developments could has had a material adverse effect on our business, financial condition and results of operations. In 2020, COVID-19 has significantly impacted economic activity and markets worldwide, and it could continue to negatively affect our business in a number of ways. These effects include, but are not limited to:
▪Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders or other limitations.
▪Temporary closures of our facilities or the facilities of our customers. Net sales to automotive customers, most of whom idled their manufacturing facilities as a result of the COVID-19 pandemic, were approximately 86% of the Company’s net sales during the fiscal year ended December 29, 2019. The closures of our customers’ operations from April through June had a substantial adverse effect on our results of operation and financial condition.
▪In an effort to increase the wider availability of needed medical and other supplies and products, we have elected and may further elect to, or governments may require us to, allocate manufacturing capacity in a way that could adversely affect our regular operations and that may adversely impact our customer and supplier relationships.
▪Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic have not been and likely will not be recoverable.
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

Our goodwill has been subject to impairment and may continue to be subject to impairment in the future.
The Company had $22.1 million of goodwill on our balance sheet as of September 30, 2020. Under U.S. GAAP, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions, or a slow economic recovery, adverse changes in the market share of our products, or other factors which could result in reductions in our sales or profitability over an extended period. We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, and we may experience such charges in the future, particularly if our business performance declines or expected growth is not realized. For the fiscal year ended December 29, 2019, we incurred goodwill impairment charges of $6.8 million. It is possible that material changes in our business, market conditions, or assumptions about our market share or position could occur over time. Any future impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of the fiscal 2019 impairment charges and our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Note 1 of our 2019 Form 10-K.

The Company received funding under the Coronavirus Aid, Relief and Economic Security (CARES) Act and there is no guarantee that the Company will be able to attain loan forgiveness, in whole or in part.
On April 24, 2020, the Company executed a promissory note in favor of Citizens Bank, National Association, evidencing an unsecured loan in the aggregate principal amount of approximately $6 million, which was made pursuant to the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act, which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration, or the SBA. The Company has used proceeds from the loan for payroll, benefits, rental and utility payments.
Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the lender and determined, subject to limitations, based on factors set forth in the CARES Act and other guidance from the SBA., including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities, . In the event the loan, or any portion thereof, is forgiven, the amount forgiven will reduce or eliminate outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The SBA has stated, to help ensure PPP loans are limited to eligible borrowers in need, that it will review all loans in excess of $2 million. If the loan is not forgiven, the Company will be required to repay the outstanding principal, along with accrued interest. The Company has and will continue to carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will ultimately obtain forgiveness of the PPP loan in whole or in part.
The PPP loan application required the Company to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. In 2020, the SBA, in consultation with the Department of Treasury, issued new guidance requiring borrowers to consider their ability to access other sources of liquidity before certifying in their loan applications that current economic uncertainty makes this loan request necessary to support the ongoing operations. The SBA further stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The Company made the certification in good faith after analyzing its financial situation and access to capital and believes that it has satisfied all eligibility criteria for the PPP loan, but the SBA guidance and criteria is subject to interpretation and if the Company is found to be ineligible, the Company could be subject to significant penalties and required to repay the loan. If the Company becomes subject to penalties or is not able to attain loan forgiveness, it could result in harm to its business, results of operation and financial condition.
The Total Leverage Ratio in our Amended and Restated Credit Agreement excludes from the calculation of Total Debt the PPP Loan until a determination of forgiveness is made. If the PPP Loan is not forgiven and the principal amount of the loan is included in the calculation of the ratio, there cannot be assurance that we will be able to comply with the ratio, which would result in an event of default.

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

UNIQUE FABRICATING, INC.

Date:	November 12, 2020	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)