Form 10-Q/A
period 2020-03-31
Unique Fabricating, Inc.
filed 2021-04-15
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of March 29, 2021, the registrant had 9,779,147 shares of common stock outstanding.

EXPLANATORY NOTE
On March 31, 2021, the Audit Committee of the Board of Directors of Unique Fabricating, Inc. (the “Company”), after consultation with management and discussions with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued 2020 quarterly condensed consolidated financial statements for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively, the “Relevant Periods”) should be restated to reflect the impact of certain errors the Company has identified and, accordingly, should no longer be relied upon. This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q/A) for the three months ended March 31, 2020, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on June 25, 2020 and initially amended on August 18, 2020 (the “Original Form 10-Q”), restates the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2020, and amends the related Notes and disclosures thereto. The following items in the Company’s condensed consolidated financial statements for the three months ended March 31, 2020 were impacted by the errors:

Condensed Consolidated Balance Sheet:	Condensed Consolidated Statement of Operations:	Condensed Consolidated Statement of Stockholders’ Equity:	Condensed Consolidated Statement of Cash Flows
Cash and cash equivalents	Net sales	Net loss	Net loss
Accounts receivable – net	Cost of sales	Accumulated deficit balance – March 31, 2020	Deferred income taxes
Inventory, net	Gross profit		Accounts receivable
Prepaid expenses and other	Selling, general, and administrative expenses	Total stockholders' equity balance – March 31, 2020	Inventory
Total current assets			Prepaid expenses and other assets
Deferred tax asset	Operating income (loss)		Accrued and other liabilities
Total assets	(Loss) before income tax (benefit) expense		Net cash provided by operating activities
Accrued compensation			Net increase (decrease) in cash and cash equivalents
Other accrued liabilities	Income tax (benefit) expense
Total current liabilities	Net loss		Cash and cash equivalents at end of period
Total liabilities	Net loss per basic and diluted share
Accumulated deficit
Total stockholders’ equity
Total liabilities and stockholders’ equity
See Note 17 for a quantification of the effects of the restatement.
Background of Restatement
In connection with preparing its financial statements for the year ended December 31, 2020, the Company identified errors that were not detected as a result of the previously identified material weakness within certain controls and as a result the Company has concluded it is necessary to restate the Quarterly Reports on Form 10-Q for the Relevant Periods. The Company believes that the material weakness identified in its Annual Report on Form 10-K/A for the fiscal year ended December 29, 2019, which related to limited finance staffing levels that were not commensurate with the Company’s complexity and its financial accounting and reporting requirements, combined with changes in its operations as a result of the COVID-19 pandemic, including accounting and finance personnel working remotely, contributed to the errors and the failure of the Company to identify and correct the errors in a timely manner. The most significant errors are directly attributable to the quarterly period ended on March 31, 2020; however, the errors were not identified and confirmed until the Company began preparing its financial statements for the year ended December 31, 2020.
Items Amended by this Filing
The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:
▪Part I, Item 1 – Financial Statements;
▪Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;
▪Part I, Item 4 – Controls and Procedures; and
▪Part II, Item 6 – Exhibits
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.
The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for each of the quarters ended June 30, 2020, and September 30, 2020.

UNIQUE FABRICATING, INC.
FORM 10-Q

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	March 31, 2020	December 29, 2019
	(as restated, see Note 17)
Assets
Current assets
Cash and cash equivalents	$1,120	$650
Accounts receivable, net of reserves of approximately $0.8 million and $0.9 million at March 31, 2020 and December 29, 2019, respectively	24,591	24,701
Inventory, net	14,989	13,047
Prepaid expenses and other current assets:
Prepaid expenses and other	3,175	2,108
Refundable taxes	1,207	1,049
Assets held for sale	1,003	1,003
Total current assets	46,085	42,558
Property, plant, and equipment, net	23,096	23,415
Goodwill	22,111	22,111
Intangible assets	10,639	11,625
Other assets
Operating leases	11,421	—
Investments, at cost	1,054	1,054
Deposits and other assets	226	226
Deferred tax asset	1,017	679
Total assets	$115,649	$101,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,956	$9,324
Current maturities of long-term debt	2,847	2,847
Accrued compensation	858	1,225
Other accrued liabilities	3,568	1,979
Total current liabilities	22,229	15,375
Long-term debt, net of current maturities	31,819	33,220
Line of credit	11,750	11,418
Other long-term liabilities:
Deferred tax liability	874	1,324
Other liabilities	11,796	871
Total liabilities	78,468	62,208
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at March 31, 2020 and December 29, 2019, respectively	10	10
Additional paid-in-capital	46,034	46,011
Accumulated deficit	(8,863)	(6,561)
Total stockholders’ equity	37,181	39,460
Total liabilities and stockholders’ equity	$115,649	$101,668
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(as restated, see Note 17)
Net sales	$34,661	$39,467
Cost of sales	29,070	31,167
Gross profit	5,591	8,300
Selling, general, and administrative expenses	5,884	7,273
Restructuring expenses	920	91
Operating income (loss)	(1,213)	936
Other income (expense):
Other, net	(24)	18
Interest expense	(1,666)	(1,100)
Other expense, net	(1,690)	(1,082)
(Loss) before income tax (benefit) expense	(2,903)	(146)
Income tax (benefit) expense	(601)	43
Net loss	$(2,302)	$(189)
Net loss per share:
Basic	$(0.24)	$(0.02)
Diluted	$(0.24)	$(0.02)
Dividends declared per share	$—	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$10	$45,882	$2,997	$48,888
Net loss	—	—	—	(189)	(189)
Stock option expense	—	—	33	—	33
Cash dividends paid	—	—	—	(489)	(489)
Balance - March 31, 2019	9,779,147	$10	$45,915	$2,319	$48,243

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss (as restated, see Note 17)	—	—	—	(2,302)	(2,302)
Stock option expense	—	—	23	—	23
Cash dividends paid	—	—	—	—	—
Balance - March 31, 2020 (as restated, see Note 17)	9,779,147	$10	$46,034	$(8,863)	$37,181

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(as restated, see Note 17)
Cash Flows from Operating Activities:
Net loss	$(2,302)	$(189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,751	1,702
Amortization of debt issuance costs	37	44
Loss on sale of assets	12	(7)
Bad debt adjustment	213	61
Loss on derivative instrument	614	272
Stock option expense	23	33
Deferred income taxes	(788)	(114)
Accounts receivable	(103)	528
Inventory	(1,996)	415
Prepaid expenses and other assets	(1,224)	251
Accounts payable	5,968	62
Accrued and other liabilities	(589)	(1,487)
Other, net	593	—
Net cash provided by operating activities	2,209	1,571
Cash Flows from Investing Activities:
Capital expenditures	(296)	(870)
Proceeds from sale of property, plant and equipment	5	7
Net cash used in investing activities	(291)	(863)
Cash Flows from Financing Activities:
Net change in bank overdraft	(335)	1,355
Payments on term loans	(1,425)	(1,925)
Proceeds from capital expenditure line	—	700
(Payments on) proceeds from revolving credit facilities, net	312	(454)
Distribution of cash dividends	—	(489)
Net cash used in financing activities	(1,448)	(813)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	470	(105)
Cash and cash equivalents at beginning of period	650	1,410
Cash and cash equivalents at end of period	$1,120	$1,305
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,513	$1,051
Cash paid for Income taxes	$241	$133

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
As of March 31, 2020, the Company was in compliance with its financial covenants. However, due to the impact of the COVID-19 pandemic on the Company and the global automotive industry, the Company projected it would not be in compliance with its financial covenants related to the Consolidated EBITDA as defined, for the twelve months ended June 30, 2020. In response to the anticipated impact of COVID-19, on April 23, 2020, the US Borrower and the CA Borrower (together the “Borrowers”) entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement and Loan Documents. The Seventh Amendment, among other things, (i) permits additional indebtedness in the form of unsecured loans authorized pursuant to and in compliance with the CARES Act under the Paycheck Protection Program of the U.S. Small Business Administration, in an aggregate amount not to exceed $6.0 million; (ii) defers the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates; (iii) waives the requirement to test Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the fiscal quarter ending June 30, 2020; (iv) allows the release of the lien on the Evansville, Indiana property and for the net cash proceeds from its sale to be applied against any outstanding balance on the Revolver, which will not permanently reduce the Revolving Credit Aggregate Commitment; (v) adds a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) adds a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
While the Seventh Amendment waives the requirement to test the Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the second quarter of 2020, it does not waive these requirements for periods after the second quarter of 2020. Bank EBITDA, as defined, for the twelve months ended September 30, 2020, December 31, 2020, and March 31, 2021 is likely to result in the Company not being in compliance with its financial covenants, as these periods will include the financial results of the second quarter of 2020 which will be materially impacted by the COVID-19 pandemic. Absent an amendment or waiver, failure to be in compliance with the Company’s financial covenants would constitute a default when reported. Such a default, if not cured or waived, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time. If the maturity of the debt were accelerated, the Company would not have sufficient available liquidity to repay such debt within one year after the date that the financial statements contained herein are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
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
No customer represented more than 10% of direct Company sales for the three months ended March 31, 2020. GM accounted for 9% of direct Company sales for the three months ended March 31, 2020.
Labor Markets — At March 31, 2020, of the Company’s hourly plant employees working in the United States manufacturing facilities, 40% were covered under a collective bargaining agreement which expires in August 2022 while another 6% were covered under a separate collective bargaining agreement that expires in February 2023.
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

3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net Sales
Transportation	$31,697	$34,015
Appliance	2,779	3,754
Other	185	1,698
Total	$34,661	$39,467
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

4. Inventory
Inventories consist of the following (in thousands):

	March 31, 2020	December 29, 2019
Raw materials	$9,542	$7,963
Work in progress	1,013	129
Finished goods	4,434	4,955
Total inventory	$14,989	$13,047
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.4 million and $1.0 million at March 31, 2020 and December 29, 2019, respectively.
Included in inventory are assets located in Mexico with a carrying amount of $3.8 million at March 31, 2020 and $3.6 million at December 29, 2019, and assets located in Canada with a carrying amount of $1.2 million at March 31, 2020 and $1.0 million at December 29, 2019.

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

Long term debt consists of the following (in thousands):

	March 31, 2020	December 29, 2019
New US Term Loan, payable to lenders in quarterly installments of $0.3 million through September 30, 2020, $0.6 million through September 30, 2021, and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.853% per annum at March 31, 2020. At March 31, 2020, the balance of the New US Term Loan is presented net of a debt discount of $0.3 million from costs paid to or on behalf of the lenders.	$23,725	$24,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.853% per annum at March 31, 2020. At March 31, 2020, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	9,641	10,384
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.862% per annum at March 31, 2020.	1,300	1,300
Total debt excluding Revolver	34,666	36,067
Less current maturities	2,847	2,847
Long-term debt – Less current maturities	$31,819	$33,220
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company has moved existing Bryan production to its manufacturing facilities in Querétaro, Mexico and LaFayette, GA. The Company will provide the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Income tax (benefit) expense for the three months ended March 31, 2020 was $(0.6) million, compared to $0.04 million for the three months ended March 31, 2019.
During the three months ended March 31, 2020, the differences between the actual effective tax rate of 20.7% and the statutory rate of 21.0% was primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Net (loss) income	$(2,302)	$(189)
Denominator:
Weighted average shares outstanding, basic	9,779,147	9,779,147
Dilutive effect of stock-based awards	—	—
Weighted average share outstanding, diluted	9,779,147	9,779,147

Basic loss per share	$(0.24)	$(0.02)
Diluted loss per share	$(0.24)	$(0.02)
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

17. Restatement
Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, the Company’s management identified errors impacting certain accounts. The errors were not detected on a timely basis due to control failures related to account reconciliation preparation and review. As a result, the Company’s condensed consolidated financial statements and corresponding notes for the three months ended March 31, 2020 have been restated from the amounts previously reported to reflect the correct balances as presented below.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidated Balance Sheet as of March 31, 2020:

	March 31, 2020
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Cash and cash equivalents	$1,759	$(639)	$1,120
Accounts receivable – net	$24,806	$(215)	$24,591
Inventory, net	$15,259	$(270)	$14,989
Prepaid expenses and other	$3,295	$(120)	$3,175
Total current assets	$47,329	$(1,244)	$46,085
Deferred tax asset	$679	$338	$1,017
Total assets	$116,555	$(906)	$115,649
Accrued compensation	$764	$94	$858
Other accrued liabilities	$3,403	$165	$3,568
Total current liabilities	$21,970	$259	$22,229
Total liabilities	$78,209	$259	$78,468
Accumulated deficit	$(7,698)	$(1,165)	$(8,863)
Total stockholders’ equity	$38,346	$(1,165)	$37,181
Total liabilities and stockholders’ equity	$116,555	$(906)	$115,649
Condensed Consolidated Statement of Operations for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands, except per share amounts)
Net sales	$34,976	$(315)	$34,661
Cost of sales	$27,901	$1,169	$29,070
Gross profit	$7,075	$(1,484)	$5,591
Selling, general, and administrative expenses	$5,865	$19	$5,884
Operating income	$290	$(1,503)	$(1,213)
(Loss) before income tax (benefit) expense	$(1,400)	$(1,503)	$(2,903)
Income tax (benefit) expense	$(263)	$(338)	$(601)
Net loss	$(1,137)	$(1,165)	$(2,302)
Net loss per share:
Basic	$(0.12)	$(0.12)	$(0.24)
Diluted	$(0.12)	$(0.12)	$(0.24)

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2020:

	The Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Accumulated deficit:
Net loss	$(1,137)	$(1,165)	$(2,302)
Accumulated deficit balance – March 31, 2020	$(7,698)	$(1,165)	$(8,863)
Total stockholders' equity:
Net loss	$(1,137)	$(1,165)	$(2,302)
Total stockholders' equity balance – March 31, 2020	$38,346	$(1,165)	$37,181
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(1,137)	$(1,165)	$(2,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	$(450)	$(338)	$(788)
Accounts receivable	$(318)	$215	$(103)
Inventory	$(2,266)	$270	$(1,996)
Prepaid expenses and other assets	$(1,344)	$120	$(1,224)
Accrued and other liabilities	$(848)	$259	$(589)
Net cash provided by operating activities	$2,848	$(639)	$2,209
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	$1,109	$(639)	$470
Cash and cash equivalents at end of period	$1,759	$(639)	$1,120

18. Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The Management’s Discussion and Analysis has been revised for the effects of the restatement, refer to Note 17in Part I, Item 1of this Quarterly Report for a quantification of the effects of the restatement. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes to unaudited condensed consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended December 29, 2019 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K/A and in other filings by us with the SEC, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.
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
Recent Developments
COVID-19 Pandemic
The Company’s first quarter of 2020 results were adversely affected by the COVID-19 pandemic, which resulted in the idling of most of our automotive customers’ facilities beginning in mid-March 2020. In response to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry, the Company has taken actions to reduce costs and increase financial flexibility. These actions include actively managing costs, capital expenditures, and working capital. Additionally, the Company received a loan of approximately $6.0 million pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act. Refer to Note 18, Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Paycheck Protection Program loan.
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
Bryan Facility Closure
On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. The closure of the Bryan facility was completed during the first quarter of 2020. The Company moved production to its existing manufacturing facilities in Querétaro, Mexico and LaFayette, Georgia. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
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
The Company will move existing Evansville production to its manufacturing facilities in LaFayette, Georgia, Auburn Hills, Michigan, and Louisville, Kentucky. The Company will provide the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
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
Comparison of Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019
Net Sales

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Net sales	$34,661	$39,467
Net sales for the quarter ended March 31, 2020 were approximately $34.7 million compared to $39.5 million for the quarter ended March 31, 2019, representing a decrease of 12.2%. The decrease in net sales for the quarter ended March 31, 2020, was primarily driven by the impact of the COVID-19 pandemic on the global automotive industry, which shut down our automotive customers’ facilities and loss of revenues from business associated with the plant closure at Evansville, Indiana of approximately $1.3 million.

Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$18,604	53.7%	$20,082	50.9%
Direct labor and benefits	5,785	16.7%	6,124	15.5%
Manufacturing overhead	4,056	11.7%	4,320	10.9%
Sub-total	28,445	82.1%	30,526	77.3%
Depreciation	625	1.8%	641	1.6%
Cost of Sales	$29,070	83.9%	$31,167	79.0%
Gross Profit	$5,591	16.1%	$8,300	21.0%
Cost of sales as a percentage of net sales for the quarter ended March 31, 2020 increased 490 basis points to 83.9% from 79.0% for the quarter ended March 31, 2019.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the quarter ended March 31, 2020 decreased 490 basis points to 16.1%, compared to 21.0% for the quarter ended March 31, 2019. The decrease in gross margin is the result of lower sales volumes primarily attributable to lower demand for our automotive products as a result of the COVID-19 pandemic and higher costs due to lower material utilization and labor inefficiencies related to the production moves from the previously completed facility closures. These higher costs were partially offset by efforts to reduce costs.
Selling, General and Administrative Expenses

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$4,758	$6,212
Depreciation and amortization	1,126	1,061
Selling, general, and administrative expenses	$5,884	$7,273
Selling, general, and administrative expenses as a percentage of net sales	17.0%	18.4%
Selling, general, and administrative expenses as a percentage of net sales for the quarter ended March 31, 2020, decreased 140 basis points to 17.0% from 18.4% for the quarter ended March 31, 2019. The decrease is primarily related to efforts undertaken to reduce costs including headcount, commissions and professional services, in addition to the savings from plant closures.
Operating Income
As a result of the above mentioned factors, as well as restructuring expenses of $0.9 million and $0.1 million for the quarter ended March 31, 2020 and March 31, 2019, respectively, operating loss for the quarter ended March 31, 2020 was $(1.2) million, or (3.5)% of net sales, compared to operating income of $0.9 million, or 2.4% of net sales, for the quarter ended March 31, 2019. The decrease in operating income and operating margin are primarily attributable to the lower sales volumes, higher production costs related to the previously completed facility closures, and higher restructuring costs, partially offset by our cost reduction efforts.
Non-Operating Expense
Non-operating expense for the quarter ended March 31, 2020 was $1.7 million compared to $1.1 million for the quarter ended March 31, 2019. The $0.6 million increase was primarily attributable to higher settlement costs from our interest rate swap, which is included in interest expense in the accompanying condensed consolidated statements of operations.

Income Before Income Taxes
As a result of the foregoing factors, our loss before income taxes increased $2.8 million to $2.9 million for the quarter ended March 31, 2020, compared to $0.1 million in 2019.
Income Tax Provision
During the three months ended March 31, 2020, income tax benefit was $0.6 million, and the effective income tax rate was 20.7%. The differences between the effective tax rate and the statutory rate of 21.0% was primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.
Net Income
As a result of restructuring expenses, lower net sales, and changes in other expenses and benefits discussed above, net loss for the quarter ended March 31, 2020 was $2.3 million compared to a net loss of $0.2 million during the quarter ended March 31, 2019.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders.
Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of March 31, 2020 and December 29, 2019, we had a cash balance of $1.1 million and $0.6 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of March 31, 2020 and December 29, 2019, we had $6.9 million and $6.8 million, respectively, available to be borrowed under our revolving credit facility. At each such date, we were in compliance with all of our debt covenants.
Our Debt
On April 24, 2020, due to the significant impact the COVID-19 pandemic was having on our business, our subsidiary, Unique Fabricating NA, Inc., entered into a Promissory Note for approximately $6.0 million (the “PPP Note”), pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the CARES Act passed by Congress and signed into law on March 27, 2020. Prior to entering into the PPP Note, on April 23, 2020, we entered into the Seventh Amendment to the Credit Agreement and Loan Documents. Refer to Notes 6 and 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more discussion of the details related to the PPP Note and Seventh Amendment. The Seventh Amendment, among other things, provided us necessary liquidity by allowing us to take on the additional indebtedness from the PPP Note, deferring the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates, and by releasing the lien on our Evansville, Indiana property and allowing for the net cash proceeds from its sale, which was completed in June 2020, to be applied against any outstanding balance on our Revolver, while not permanently reducing the Revolving Credit Aggregate Commitment. With the proceeds from the PPP Note and the relief provided in the Seventh Amendment, we believe we have sufficient sources of liquidity to meet our projected cash requirements for at least the next fifty-two weeks.
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our Credit Agreement, a non-GAAP measure:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(dollars in thousands)
Net loss	$(2,302)	$(189)
Plus: Interest expense, net	1,666	1,100
Plus: Income tax (benefit) expense	(601)	43
Plus: Depreciation and amortization	1,751	1,702
Plus: Non-cash stock award	23	33
Plus: Restructuring expenses	920	91
Plus: One-time consulting and licensing ERP system implementation costs	275	173
Adjusted EBITDA	$1,732	$2,953

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
Cash Flow Data
The following table presents cash flow data for the periods indicated.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Cash flows provided by (used in):
Operating activities	$2,209	$1,571
Investing activities	$(291)	$(863)
Financing activities	$(1,448)	$(813)
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
During the three months ended March 31, 2020, net cash provided by operating activities was $2.2 million, compared to net cash provided by operating activities of $1.6 million for the three months ended March 31, 2019. The increase in cash provided by operating activities was primarily attributable to delaying payments to our vendors in response to the uncertainty created by the COVID-19 pandemic, which was partially offset by higher inventory levels as a result of our automotive customers idling production in March as a result of the COVID-19 pandemic.
Investing Activities
Cash used in investing activities consists principally of purchases of property, plant and equipment.
During the three months ended March 31, 2020 and 2019, we made capital expenditures of $0.3 million and $0.9 million, respectively. We plan to spend a total of approximately $2.5 million in capital expenditures during 2020, including the $0.3 million spent through March 31, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (‘CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act") referred to herein as “Disclosure Controls,” as the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019, the Company’s disclosure controls and procedures were not effective as of March 31, 2020 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
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
The material weakness did not result in any material misstatements of the Company’s financial statements for the year ended December 29, 2019 or any quarterly period during that year. However, this material weakness could result in the misstatement of relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected and did have such a result on interim consolidated financial statements during the 2020 fiscal year.
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
Going Concern
As discussed in Notes 1 and 6 of the notes to the Company’s condensed consolidated financial statements, as a result of the anticipated effects of the COVID-19 pandemic on our operating results for the second quarter of 2020, it is likely we will not be in compliance with financial covenants in the Amended and Restated Credit Agreement beginning with the quarter ending September 30, 2020. Absent an amendment or waiver, failure to be in compliance with the Company’s financial covenants would constitute a default when reported. Such a default, if not cured or waived, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time. If the maturity of the debt were accelerated, the Company would not have sufficient available liquidity to repay such debt within one year after the date that the financial statements included in this Report are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
The Company has been actively discussing the impact the COVID-19 pandemic is expected to have on the Company’s ability to meet its financial covenants with the Administrative Agent and the need to modify the covenant terms through the periods that the Company believes may be impacted. The Company believes it is likely that the Company will obtain an amendment modifying the covenant terms prior to triggering a default. As a result, the Company has concluded that management’s plans to obtain covenant relief are probable of being achieved, alleviating substantial doubt about the Company’s ability to continue as a going concern. However, there cannot be any assurance that the Company will be able to obtain a modification of the covenants prior to triggering a default or that if the Company does obtain such modification that subsequent events, including in particular the extended effects of the pandemic, will not impair the Company’s ability to comply with the modified covenants.

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

UNIQUE FABRICATING, INC.

Date:	April 15, 2021	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)