Form 10-Q/A
period 2020-06-30
Unique Fabricating, Inc.
filed 2021-04-15
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
On March 31, 2021, the Audit Committee of the Board of Directors of Unique Fabricating, Inc. (the “Company”), after consultation with management and discussions with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued 2020 quarterly condensed consolidated financial statements for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively, the “Relevant Periods”) should be restated to reflect the impact of certain errors the Company has identified and, accordingly, should no longer be relied upon. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q/A) for the three and six months ended June 30, 2020, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2020 (the “Original Form 10-Q”), restates the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, and amends the related Notes and disclosures thereto. The following items in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020 were impacted by the errors:

Condensed Consolidated Balance Sheet:	Condensed Consolidated Statement of Operations:	Condensed Consolidated Statement of Stockholders’ Equity:	Condensed Consolidated Statement of Cash Flows
Cash and cash equivalents	Net sales	Net loss – three months ended March 31, 2020	Net loss
Inventory, net	Cost of sales		Deferred income taxes
Prepaid expenses and other	Gross profit	Accumulated deficit balance – March 31, 2020	Inventory
Total current assets	Selling, general, and administrative expenses		Prepaid expenses and other assets
Property, plant, and equipment, net		Total stockholders' equity balance – March 31, 2020	Accrued and other liabilities
Deferred tax asset	Operating loss		Net cash provided by operating activities
Total assets	(Loss) before income tax benefit	Net loss – three months ended June 30, 2020	Capital expenditures
Accrued compensation	Income tax benefit		Net cash provided by (used in) investing activities
Other accrued liabilities	Net loss	Accumulated deficit balance – June 30, 2020
Total current liabilities	Net loss per basic and diluted share		Net increase (decrease) in cash and cash equivalents
Total liabilities		Total stockholders' equity balance – June 30, 2020
Accumulated deficit			Cash and cash equivalents at end of period
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
The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for each of the quarters ended March 31, 2020, and September 30, 2020.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of June 30, 2020 (as restated) and as of December 29, 2019	2
		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 (as restated) and three and six months ended June 30, 2019	3
		Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 (as restated) and the three and six months ended June 30, 2019	4
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (as restated) and six months ended June 30, 2019	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
	Item 4.	Controls and Procedures	34
Part II.	Other Information
	Item 1.	Legal Proceedings	34
	Item 1A.	Risk Factors	35
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	Item 3.	Defaults Upon Senior Securities	35
	Item 4.	Mine Safety Disclosures	35
	Item 5.	Other Information	35
	Item 6.	Exhibits	36
		Signatures	37

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	June 30, 2020	December 29, 2019
	(as restated, see Note 17)
Assets
Current assets
Cash and cash equivalents	$4,098	$650
Accounts receivable, net of reserves of approximately $0.7 million and $0.9 million at June 30, 2020 and December 29, 2019, respectively	15,683	24,701
Inventory, net	14,810	13,047
Prepaid expenses and other current assets:
Prepaid expenses and other	3,574	2,108
Refundable taxes	1,391	1,049
Assets held for sale	—	1,003
Total current assets	39,556	42,558
Property, plant, and equipment, net	22,779	23,415
Goodwill	22,111	22,111
Intangible assets	9,625	11,625
Other assets
Operating leases	10,965	—
Investments, at cost	1,054	1,054
Deposits and other assets	227	226
Deferred tax asset	1,219	679
Total assets	$107,536	$101,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,784	$9,324
Current maturities of long-term debt	2,847	2,847
Accrued compensation	1,144	1,225
Other accrued liabilities	4,543	1,979
Total current liabilities	16,318	15,375
Long-term debt, net of current maturities	37,794	33,220
Line of credit	9,874	11,418
Other long-term liabilities:
Deferred tax liability	—	1,324
Other liabilities	10,659	871
Total liabilities	74,645	62,208
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at June 30, 2020 and December 29, 2019, respectively	10	10
Additional paid-in-capital	46,066	46,011
Accumulated deficit	(13,185)	(6,561)
Total stockholders’ equity	32,891	39,460
Total liabilities and stockholders’ equity	$107,536	$101,668
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(as restated, see Note 17)		(as restated, see Note 17)
Net sales	$14,975	$38,889	$49,636	$78,356
Cost of sales	13,134	30,677	42,204	61,844
Gross profit	1,841	8,212	7,432	16,512
Selling, general, and administrative expenses	6,343	7,424	12,227	14,696
Impairment	—	6,760	—	6,760
Restructuring expenses	273	734	1,193	825
Operating loss	(4,775)	(6,706)	(5,988)	(5,769)
Other income (expense):
Other, net	18	25	(6)	43
Interest expense	(623)	(1,332)	(2,289)	(2,432)
Other expense, net	(605)	(1,307)	(2,295)	(2,389)
(Loss) before income tax (benefit)	(5,380)	(8,013)	(8,283)	(8,158)
Income tax (benefit)	(1,058)	(389)	(1,659)	(346)
Net loss	$(4,322)	$(7,624)	(6,624)	$(7,812)
Net loss per share:
Basic	$(0.44)	$(0.78)	$(0.68)	$(0.80)
Diluted	$(0.44)	$(0.78)	$(0.68)	$(0.80)
Dividends declared per share	$—	$—	$—	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$10	$45,882	$2,997	$48,888
Net loss	—	—	—	(189)	(189)
Stock option expense	—	—	33	—	33
Cash dividends paid	—	—	—	(489)	(489)
Balance - March 31, 2019	9,779,147	10	45,915	2,319	48,243
Net loss	—	—	—	(7,624)	(7,624)
Stock option expense	—	—	65	—	65
Balance - June 30, 2019	9,779,147	$10	$45,980	$(5,305)	$40,684

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss (as restated, see Note 17)	—	—	—	(2,302)	(2,302)
Stock option expense	—	—	23	—	23
Balance - March 31, 2020 (as restated, see Note 17)	9,779,147	10	46,034	(8,863)	37,181
Net loss (as restated, see Note 17)	—	—	—	(4,322)	(4,322)
Stock option expense	—	—	32	—	32
Balance - June 30, 2020 (as restated, see Note 17)	9,779,147	$10	$46,066	$(13,185)	$32,891

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
	(as restated, see Note 17)
Cash Flows from Operating Activities:
Net loss	$(6,624)	$(7,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	—	6,760
Depreciation and amortization	3,458	3,404
Amortization of debt issuance costs	74	89
Loss on sale of assets	108	5
Bad debt adjustment	554	122
Loss on derivative instrument	598	665
Stock option expense	55	98
Deferred income taxes	(1,864)	(728)
Accounts receivable	8,464	2,576
Inventory	(1,694)	1,064
Prepaid expenses and other assets	(1,809)	(97)
Accounts payable	(1,228)	(107)
Accrued and other liabilities	(601)	(956)
Other, net	1,202	—
Net cash provided by operating activities	693	5,084
Cash Flows from Investing Activities:
Capital expenditures	(760)	(1,880)
Proceeds from sale of property, plant and equipment	884	41
Net cash provided by (used in) investing activities	124	(1,839)
Cash Flows from Financing Activities:
Net change in bank overdraft	(311)	557
Payments on term loans	(1,474)	(2,638)
Proceeds from capital expenditure line	—	1,300
Payments on revolving credit facilities	(12,310)	(15,189)
Proceeds from revolving credit facilities	10,727	12,858
Distribution of cash dividends	—	(489)
Proceeds from PPP loan	5,999	—
Net cash provided by (used in) financing activities	2,631	(3,600)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	3,448	(355)
Cash and cash equivalents at beginning of period	650	1,410
Cash and cash equivalents at end of period	$4,098	$1,055
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,219	$1,909
Cash paid for Income taxes	$209	$292

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation
Nature of Business
Unique Fabricating, Inc. (the “Company”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in noise, vibration and harshness (“NVH”) management, acoustical management, water and air sealing, decorative and other functional applications. Unique leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, heating ventilating and air conditioning (“HVAC”), seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners personal protection equipment, and packaging. The Company operates as one reportable segment and is headquartered in Auburn Hills, Michigan.
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
No customer represented more than 10% of direct Company sales for the three and six months ended June 30, 2020. GM accounted for 7% of direct Company sales for the three and six months ended June 30, 2020.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Labor Markets — At June 30, 2020, of the Company’s hourly plant employees working in the United States manufacturing facilities, 38% were covered under a collective bargaining agreement which expires in August 2022 while another 6% were covered under a separate collective bargaining agreement that expires in February 2023.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net Sales
Transportation	$11,290	$33,517	$42,986	$67,532
Appliance	2,132	3,504	4,912	7,258
Other	1,553	1,868	1,738	3,566
Total	$14,975	$38,889	$49,636	$78,356
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

4. Inventory
Inventories consist of the following (in thousands):

	June 30, 2020	December 29, 2019
Raw materials	$9,455	$7,963
Work in progress	718	129
Finished goods	4,637	4,955
Total inventory	$14,810	$13,047
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.9 million and $1.0 million at June 30, 2020 and December 29, 2019, respectively.
Included in inventory are assets located in Mexico with a carrying amount of $4.1 million at June 30, 2020 and $3.6 million at December 29, 2019, and assets located in Canada with a carrying amount of $1.1 million at June 30, 2020 and $1.0 million at December 29, 2019.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following (in thousands):

	June 30, 2020	December 29, 2019	Depreciable Life – Years
Land	$1,663	$1,663
Buildings	5,798	5,934	23 – 40
Shop equipment	23,037	22,982	7 – 10
Leasehold improvements	1,248	1,234	3 – 10
Office equipment	1,829	1,866	3 – 7
Mobile equipment	153	190	3
Construction in progress	2,302	1,543
Total cost	36,030	35,412
Less: Accumulated depreciation	13,250	11,997
Net property, plant, and equipment, net	$22,779	$23,415
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long term debt consists of the following (in thousands):

	June 30, 2020	December 29, 2019
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note is unsecured and bears interest at 1% per annum. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program.	$5,999	$—
New US Term Loan, payable to lenders in quarterly installments of $0.3 million through September 30, 2020, $0.6 million through September 30, 2021, and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5% per annum at June 30, 2020. At June 30, 2020, the balance of the New US Term Loan is presented net of a debt discount of $0.3 million from costs paid to or on behalf of the lenders.	23,743	24,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5% per annum at June 30, 2020. At June 30, 2020, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	9,648	10,384
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5% per annum at June 30, 2020.	1,251	1,300
Total debt excluding Revolver	40,641	36,067
Less current maturities	2,847	2,847
Long-term debt – Less current maturities	$37,794	$33,220

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
The Company has moved existing Bryan production to its manufacturing facilities in Querétaro, Mexico and LaFayette, Georgia. The Company will provide the affected employees severance pay, health benefits continuation, and job search

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
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
The Company moved existing Evansville production to its manufacturing facilities in LaFayette, Georgia, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income tax (benefit) expense for the three and six months ended June 30, 2020 was $(1.1) million and $(1.7) million, respectively, compared to $(0.4) million and $(0.3) million for the three and six months ended June 30, 2019, respectively.
During the three and six months ended June 30, 2020, the effective tax rates were 19.7% and 20.0%, respectively. The differences between the effective tax rates and the statutory rate of 21.0% were primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator:
Net (loss)	$(4,322)	$(7,624)	$(6,624)	$(7,812)
Denominator:
Weighted average shares outstanding, basic	9,779,147	9,779,147	9,779,147	9,779,147
Dilutive effect of stock-based awards	—	—	—	—
Weighted average share outstanding, diluted	9,779,147	9,779,147	9,779,147	9,779,147

Basic loss per share	$(0.44)	$(0.78)	$(0.68)	$(0.80)
Diluted loss per share	$(0.44)	$(0.78)	$(0.68)	$(0.80)
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

17. Restatement
Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, the Company’s management identified errors impacting certain accounts. The errors were not detected on a timely basis due to control failures related to account reconciliation preparation and review. As a result, the Company’s condensed consolidated financial statements and corresponding notes for the three and six months ended June 30, 2020 have been restated from the amounts previously reported to reflect the correct balances as presented below.

Condensed Consolidated Balance Sheet as of June 30, 2020:

	June 30, 2020
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Cash and cash equivalents	$4,737	$(639)	$4,098
Inventory, net	$15,137	$(327)	$14,810
Prepaid expenses and other	$3,654	$(80)	$3,574
Total current assets	$40,602	$(1,046)	$39,556
Property, plant, and equipment, net	$22,815	$(36)	$22,779
Deferred tax asset	$926	$293	$1,219
Total assets	$108,325	$(789)	$107,536
Accrued compensation	$993	$151	$1,144
Other accrued liabilities	$4,312	$231	$4,543
Total current liabilities	$15,936	$382	$16,318
Total liabilities	$74,263	$382	$74,645
Accumulated deficit	$(12,014)	$(1,171)	$(13,185)
Total stockholders’ equity	$34,062	$(1,171)	$32,891
Total liabilities and stockholders’ equity	$108,325	$(789)	$107,536
Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(dollars in thousands, except per share amounts)
Net sales	$14,759	$216	$14,975	$49,736	$(100)	$49,636
Cost of sales	$13,019	$115	$13,134	$40,921	$1,283	$42,204
Gross profit	$1,740	$101	$1,841	$8,815	$(1,383)	$7,432
Selling, general, and administrative expenses	$6,281	$62	$6,343	$12,146	$81	$12,227
Operating loss	$(4,814)	$39	$(4,775)	$(4,524)	$(1,464)	$(5,988)
(Loss) before income tax (benefit)	$(5,420)	$40	$(5,380)	$(6,819)	$(1,464)	$(8,283)
Income tax (benefit)	$(1,103)	$45	$(1,058)	$(1,366)	$(293)	$(1,659)
Net loss	$(4,317)	$(5)	$(4,322)	$(5,453)	$(1,171)	$(6,624)
Net loss per share:
Basic	$(0.44)	$—	$(0.44)	$(0.56)	$(0.12)	$(0.68)
Diluted	$(0.44)	$—	$(0.44)	$(0.56)	$(0.12)	$(0.68)

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2020:

	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Accumulated deficit:
Net loss – three months ended March 31, 2020	$(1,137)	$(1,165)	$(2,302)
Accumulated deficit balance – March 31, 2020	$(7,697)	$(1,166)	$(8,863)
Net loss – three months ended June 30, 2020	$(4,317)	$(5)	$(4,322)
Accumulated deficit balance – June 30, 2020	$(12,014)	$(1,171)	$(13,185)
Total stockholders' equity:
Net loss – three months ended March 31, 2020	$(1,137)	$(1,165)	$(2,302)
Total stockholders' equity balance – March 31, 2020	$38,347	$(1,166)	$37,181
Net loss – three months ended June 30, 2020	$(4,317)	$(5)	$(4,322)
Total stockholders' equity balance – June 30, 2020	$34,062	$(1,171)	$32,891
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(5,453)	$(1,171)	$(6,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	$(1,571)	$(293)	$(1,864)
Inventory	$(2,021)	$327	$(1,694)
Prepaid expenses and other assets	$(1,889)	$80	$(1,809)
Accrued and other liabilities	$(983)	$382	$(601)
Net cash provided by operating activities	$1,368	$(675)	$693
Cash Flows from Investing Activities:
Capital expenditures	$(796)	$36	$(760)
Net cash provided by (used in) investing activities	$88	$36	$124
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	$4,087	$(639)	$3,448
Cash and cash equivalents at end of period	$4,737	$(639)	$4,098

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
Comparison of Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019
Net Sales

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(in thousands)
Net sales	$14,975	$38,889
Net sales for the quarter ended June 30, 2020 were approximately $15.0 million compared to $38.9 million for the quarter ended June 30, 2019, representing a decrease of 61%. The decrease in net sales for the quarter ended June 30, 2020 was primarily driven by the impact of the COVID-19 pandemic on the global automotive industry, which continued to idle our automotive customers’ facilities. This curtailment of automotive shipments was partially offset by new personal protective equipment (“PPE”) product sales for the healthcare and manufacturing sectors.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$6,983	46.6%	$19,758	50.8%
Direct labor and benefits	2,491	16.6%	6,150	15.8%
Manufacturing overhead	3,029	20.2%	4,112	10.6%
Sub-total	12,503	83.5%	30,020	77.2%
Depreciation	631	4.2%	657	1.7%
Cost of Sales	$13,134	87.7%	$30,677	78.9%
Gross Profit	$1,841	12.3%	$8,212	21.1%
Cost of sales as a percentage of net sales for the quarter ended June 30, 2020 increased significantly as compared to the quarter ended June 30, 2019. The increase in cost of sales as a percentage of net sales was caused by fixed manufacturing costs which could not be reduced and were not offset by net sales. Contributing to the decrease in material cost as a percent of net sales was the lower material content required for the production of PPE. The increase in direct labor and benefits as a percent of net sales is primarily attributable to the Company continuing to provide health and other employee benefits to its U.S. workforce during COVID-19 induced production disruption and providing our idled workforce in Mexico with partial wage continuation thought the government ordered shutdown of production.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the quarter ended June 30, 2020 was 12.3% compared to 21.1% for the quarter ended June 30, 2019. The decrease in gross margin is driven by lost contribution margin on the $23.9 million lower net sales resulting from the COVID-19 pandemic.
Selling, General and Administrative Expenses

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$5,230	$6,379
Depreciation and amortization	1,113	1,045
Selling, general, and administrative expenses	$6,343	$7,424
Selling, general, and administrative expenses as a percentage of net sales	42.4%	19.1%
Selling, general, and administrative expenses for the quarter ended June 30, 2020, decreased $1.1 million to $6.3 million compared to $7.4 million for the quarter ended June 30, 2019. The decrease in selling, general, and administrative spent was caused by several cost reductions including management of headcount, commissions, and professional services in addition to savings resulting from plant closures. These cost reductions were partially offset by $0.3 million of salaried severance. The significant change in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the $23.9 million lower net sales as a result of the COVID-19 pandemic.
Operating Income
Operating loss for the quarter ended June 30, 2020 was $4.8 million, or (31.9)% of net sales, compared to operating loss of $6.7 million, or (17.2)% of net sales, for the quarter ended June 30, 2019. The decrease in operating loss is attributable to the impact of the $23.9 million lower net sales, offset by the $6.8 million impairment charge in 2019 that did not recur in 2020, $1.1 million lower selling, general, and administrative expenses, and $0.5 million lower restructuring expenses compared to the second quarter of 2019.
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
Income Before Income Taxes

As a result of the foregoing factors, our loss before income taxes decreased $2.6 million to $5.4 million for the quarter ended June 30, 2020 compared to $8.0 million in 2019.
Income Tax Provision
During the three months ended June 30, 2020, income tax benefit was $1.1 million, and the effective income tax rate was 19.7%. The differences between the effective tax rate and the statutory rate of 21% was primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.
Net Income
Net loss for the quarter ended June 30, 2020 was $4.3 million compared to a net loss of $7.6 million the quarter ended June 30, 2019. The decrease in net loss was primarily due to the $6.8 million impairment of goodwill recognized in the second quarter of 2019 which did not recur in 2020. Further reducing the net loss was $1.1 million lower selling, general, and administrative expenses in the second quarter of 2020. These impacts, however, were not sufficient to overcome the lost contribution margin on $23.9 million lower net sales.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019
Net Sales

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in thousands)
Net sales	$49,636	$78,356
Net sales for the six months ended June 30, 2020 were approximately $49.6 million compared to $78.4 million for the six months ended June 30, 2019, representing a decrease of (36.7)%. The decrease in net sales for the six months ended June 30, 2020, was primarily caused by the COVID-19 pandemic, which idled our automotive customers’ facilities beginning at the end of the first quarter and continuing for the majority of the second quarter. This decrease was partially offset by new personal protective equipment products for the healthcare and manufacturing sectors.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$25,587	51.5%	$39,840	50.8%
Direct labor and benefits	8,348	16.8%	12,273	15.7%
Manufacturing overhead	7,013	14.1%	8,432	10.8%
Sub-total	40,948	82.5%	60,545	77.3%
Depreciation	1,256	2.5%	1,299	1.7%
Cost of Sales	$42,204	85.0%	$61,844	78.9%
Gross Profit	$7,432	15.0%	$16,512	21.1%
Cost of sales as a percentage of net sales for the six months ended June 30, 2020 increased to 85.0% from 78.9% for the six months ended June 30, 2019. The increase in cost of sales as a percentage of net sales was caused by fixed manufacturing costs which could not be reduced and were not offset by net sales.
Gross Profit
Gross profit for the six months ended June 30, 2020 decreased $9.1 million to $7.4 million compared to $16.5 million for the six months ended June 30, 2019. The decrease in gross profit is the result of lower sales volumes due to the COVID-19 pandemic and the subsequent loss in contribution margin.

Selling, General and Administrative Expenses

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$10,025	$12,590
Depreciation and amortization	2,202	2,106
Selling, general, and administrative expenses	$12,227	$14,696
Selling, general, and administrative expenses as a percentage of net sales	24.6%	18.8%
Selling, general, and administrative expenses for the six months ended June 30, 2020, decreased $2.5 million to $12.2 million, compared to $14.7 million for the six months ended June 30, 2019. The decrease is primarily related to efforts undertaken to reduce costs including management headcount, commissions and professional services, in addition to savings from plant closures, which were partially offset by $0.3 million of salaried severance costs.
Operating Income
Operating loss for the six months ended June 30, 2020 was $6.0 million, or (12.1)% of net sales, compared to operating loss of $5.8 million, or (7.4)% of net sales, for the six months ended June 30, 2019. The decrease in operating loss is primarily driven by a $6.8 million impairment charge to goodwill in 2019 that did not recur in 2020, offset by the decline in net sales driven by the impact of COVID-19 and higher production costs related to the previously completed facility closures.
Non-Operating Expense
Non-operating expense for the six months ended June 30, 2020 was $2.3 million compared to $2.4 million for the six months ended June 30, 2019.
Income Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $(0.1) million to $8.3 million for the six months ended June 30, 2020 compared to $8.2 million in 2019.
Income Tax Provision
During the six months ended June 30, 2020, income tax benefit was $1.7 million, and the effective income tax rate was 20.0%. The differences between the effective tax rate and the statutory rate of 21% was primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.
Net Income
Net loss for the six months ended June 30, 2020 was $6.6 million compared to a net loss of $7.8 million during the six months ended June 30, 2019. This decrease in net loss is primarily caused by impairment charges in 2019 that did not recur, the recognition of a higher income tax benefit in 2020, and cost cutting initiatives discussed above, which were all offset by the contribution margin lost on $23.9 million lower net sales.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders.
Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of June 30, 2020 and December 29, 2019, we had a cash balance of $4.1 million and $0.7 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of June 30, 2020 and December 29, 2019, we had $0.7 million and $6.8 million, respectively, available to be borrowed under our revolving credit facility. At December 29, 2019, we were in compliance with all of our debt covenants and our lenders agreed to amend the credit agreement so at June 30, 2020 the need to comply with such covenants was waived.
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
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA, as defined in our Credit Agreement, a non-GAAP measure:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(dollars in thousands)
Net loss	$(4,322)	$(7,624)	$(6,624)	$(7,812)
Plus: Interest expense, net	623	1,332	2,289	2,432
Plus: Income tax (benefit) expense	(1,058)	(389)	(1,659)	(346)
Plus: Depreciation and amortization	1,765	1,702	3,458	3,404
Plus: Non-cash stock award	32	66	55	98
Plus: Non-recurring expenses	—	68	—	68
Plus: Goodwill impairment	—	6,760	—	6,760
Plus: Restructuring expenses	273	734	1,193	825
Plus: One-time consulting and licensing ERP system implementation costs	184	221	459	395
Adjusted EBITDA	$(2,503)	$2,870	$(829)	$5,824
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
Cash Flow Data
The following table presents cash flow data for the periods presented:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in thousands)
Cash flows provided by (used in):
Operating activities	$693	$5,084
Investing activities	$124	$(1,839)
Financing activities	$2,631	$(3,600)
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
During the six months ended June 30, 2020, net cash provided by operating activities was $0.7 million, compared to net cash provided by operating activities of $5.1 million for the six months ended June 30, 2019. The decrease in cash provided by operating activities was primarily attributable to lower sales resulting from the COVID-19 pandemic, which in turn resulted in lower profitability.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act") referred to herein as “Disclosure Controls,” as the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2019, the Company’s disclosure controls and procedures were not effective as of June 30, 2020 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
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