Form 10-Q/A
period 2020-09-30
Unique Fabricating, Inc.
filed 2021-04-15
CIK 1617669

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

EXPLANATORY NOTE
On March 31, 2021, the Audit Committee of the Board of Directors of Unique Fabricating, Inc. (the “Company”), after consultation with management and discussions with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued 2020 quarterly condensed consolidated financial statements for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively, the “Relevant Periods”) should be restated to reflect the impact of certain errors the Company has identified and, accordingly, should no longer be relied upon. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q/A) for the three and nine months ended September 30, 2020, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 12, 2020 (the “Original Form 10-Q”), restates the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, and amends the related Notes and disclosures thereto. The following items in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020 were impacted by the errors:

Condensed Consolidated Balance Sheet:	Condensed Consolidated Statement of Operations:	Condensed Consolidated Statement of Stockholders’ Equity:	Condensed Consolidated Statement of Cash Flows
Cash and cash equivalents	Net sales	Net loss – three months ended March 31, 2020	Net loss
Inventory, net	Cost of sales		Deferred income taxes
Prepaid expenses and other	Gross profit	Accumulated deficit balance – March 31, 2020	Inventory
Total current assets	Selling, general, and administrative expenses		Prepaid expenses and other assets
Property, plant, and equipment, net		Total stockholders' equity balance – March 31, 2020	Accrued and other liabilities
Deferred tax asset	Operating income (loss)		Net cash provided by operating activities
Total assets	Income (loss) before income tax expense (benefit)	Net loss – three months ended June 30, 2020	Capital expenditures
Accrued compensation			Net cash provided by (used in) investing activities
Other accrued liabilities	Income tax expense (benefit)	Accumulated deficit balance – June 30, 2020
Total current liabilities	Net loss		Net increase (decrease) in cash and cash equivalents
Total liabilities	Net loss per basic and diluted share	Total stockholders' equity balance – June 30, 2020
Accumulated deficit			Cash and cash equivalents at end of period
Total stockholders’ equity		Net loss – three months ended September 30, 2020
Total liabilities and stockholders’ equity
Accumulated deficit balance – September 30, 2020

Total stockholders' equity balance – September 30, 2020

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
The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for each of the quarters ended March 31, 2020, and June 30, 2020.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2020 (as restated) and as of December 29, 2019	2
		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (as restated) and three and nine months ended September 29, 2019	3
		Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 (as restated) and the three and nine months ended September 29, 2019	4
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (as restated) and nine months ended September 29, 2019	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
	Item 4.	Controls and Procedures	35
Part II.	Other Information
	Item 1.	Legal Proceedings	36
	Item 1A.	Risk Factors	36
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
	Item 3.	Defaults Upon Senior Securities	37
	Item 4.	Mine Safety Disclosures	38
	Item 5.	Other Information	38
	Item 6.	Exhibits	39
		Signatures	40

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	September 30, 2020	December 29, 2019
	(as restated, see Note 17)
Assets
Current assets
Cash and cash equivalents	$1,632	$650
Accounts receivable, net of reserves of approximately $0.7 million and $0.9 million at September 30, 2020 and December 29, 2019, respectively	27,001	24,701
Inventory, net	12,335	13,047
Prepaid expenses and other current assets:
Prepaid expenses and other	4,342	2,108
Refundable taxes	1,391	1,049
Assets held for sale	—	1,003
Total current assets	46,701	42,558
Property, plant, and equipment, net	22,628	23,415
Goodwill	22,111	22,111
Intangible assets	8,624	11,625
Other assets
Operating leases	10,373	—
Investments, at cost	1,054	1,054
Deposits and other assets	227	226
Deferred tax asset	1,200	679
Total assets	$112,918	$101,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,598	$9,324
Current maturities of long-term debt	4,175	2,847
Accrued compensation	1,496	1,225
Other accrued liabilities	5,481	1,979
Total current liabilities	23,750	15,375
Long-term debt, net of current maturities	35,622	33,220
Line of credit	9,706	11,418
Other long-term liabilities:
Deferred tax liability	—	1,324
Other liabilities	9,920	871
Total liabilities	78,998	62,208
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at September 30, 2020 and December 29, 2019, respectively	10	10
Additional paid-in-capital	46,099	46,011
Accumulated deficit	(12,189)	(6,561)
Total stockholders’ equity	33,920	39,460
Total liabilities and stockholders’ equity	$112,918	$101,668
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(as restated, see Note 17)		(as restated, see Note 17)
Net sales	$35,550	$38,549	$85,186	$116,905
Cost of sales	27,342	31,375	69,546	93,219
Gross profit	8,208	7,174	15,640	23,686
Selling, general, and administrative expenses	6,381	6,538	18,608	21,234
Impairment	—	—	—	6,760
Restructuring expenses	—	990	1,193	1,815
Operating income (loss)	1,827	(354)	(4,161)	(6,123)
Other income (expense):
Other, net	32	(13)	26	29
Interest expense	(711)	(1,149)	(3,000)	(3,580)
Other expense, net	(679)	(1,162)	(2,974)	(3,551)
Income (loss) before income tax expense (benefit)	1,148	(1,516)	(7,135)	(9,674)
Income tax expense (benefit)	152	(252)	(1,507)	(597)
Net income (loss)	$996	$(1,264)	(5,628)	$(9,077)
Net income (loss) per share:
Basic	$0.10	$(0.13)	$(0.58)	$(0.93)
Diluted	$0.10	$(0.13)	$(0.58)	$(0.93)
Dividends declared per share	$—	$—	$—	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 30, 2018	9,779,147	$10	$45,882	$2,997	$48,888
Net loss	—	—	—	(189)	(189)
Stock option expense	—	—	33	—	33
Cash dividends paid	—	—	—	(489)	(489)
Balance - March 31, 2019	9,779,147	10	45,915	2,319	48,243
Net loss	—	—	—	(7,624)	(7,624)
Stock option expense	—	—	65	—	65
Balance - June 30, 2019	9,779,147	10	45,980	(5,305)	40,684
Net loss	—	—	—	(1,264)	(1,264)
Stock option expense	—	—	19	—	19
Balance - September 29, 2019	9,779,147	$10	$45,999	$(6,569)	$39,439

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss (as restated, see Note 17)	—	—	—	(2,302)	(2,302)
Stock option expense	—	—	23	—	23
Balance - March 31, 2020 (as restated, see Note 17)	9,779,147	10	46,034	(8,863)	37,181
Net loss (as restated, see Note 17)	—	—	—	(4,322)	(4,322)
Stock option expense	—	—	32	—	32
Balance - June 30, 2020 (as restated, see Note 17)	9,779,147	10	46,066	(13,185)	32,891
Net (loss) income (as restated, see Note 17)	—	—	—	996	996
Stock option expense	—	—	33	—	33
Balance - September 30, 2020 (as restated, see Note 17)	9,779,147	$10	$46,099	$(12,189)	$33,920

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended
	September 30, 2020	September 29, 2019
	(as restated, see Note 17)
Cash Flows from Operating Activities:
Net loss	$(5,628)	$(9,077)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Impairment of goodwill	—	6,760
Inventory allowance	—	1,742
Depreciation and amortization	5,211	5,140
Amortization of debt issuance costs	111	133
Loss on sale of assets	118	5
Loss on derivative instrument	469	746
Stock option expense	88	117
Deferred income taxes	(1,845)	(1,073)
Accounts receivable	(2,300)	2,978
Inventory	781	11
Prepaid expenses and other assets	(2,576)	(646)
Accounts payable	3,563	336
Accrued and other liabilities	78	(259)
Other, net	1,789	—
Net cash (used for) provided by operating activities	(141)	6,913
Cash Flows from Investing Activities:
Capital expenditures	(1,382)	(2,129)
Proceeds from sale of property, plant and equipment	883	41
Net cash used in investing activities	(499)	(2,088)
Cash Flows from Financing Activities:
Net change in bank overdraft	(289)	1,003
Payments on term loans and capital expenditure line	(2,186)	(3,012)
Proceeds from capital expenditure line	—	1,300
Payments on revolving credit facilities	(19,281)	(21,998)
Proceeds from revolving credit facilities	17,530	18,488
Distribution of cash dividends	—	(489)
Debt issuance costs	(151)	—
Proceeds from PPP Note	5,999	—
Net cash provided by (used for) financing activities	1,622	(4,708)
Cash and cash equivalents:
Net increase in cash and cash equivalents	982	117
Cash and cash equivalents at beginning of period	650	1,410
Cash and cash equivalents at end of period	$1,632	$1,527
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,034	$3,442
Cash paid for Income taxes	$329	$357

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
Change in Quarter and Year-End
Historically, the Company’s quarterly periods ended on the Sunday closest to the end of the calendar quarterly period. For 2019, the quarters which were 13 weeks and year to date periods which were 13, 26, 39 and 52 weeks, respectively, ended on March 31, June 30, September 29, and December 29, 2019. On March 13, 2020, the Company’s board of directors approved changing our quarterly periods to match calendar quarterly periods. The Company expects the impact of this change on our 2020 result of operations to be immaterial. All year, quarter, and three month references prior to 2020 relate to the Company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, three and nine months ended is used throughout this Quarterly Report on Form 10-Q to represent both the current year calendar quarterly periods and the prior year fiscal year periods.
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
No customer represented more than 10% of direct Company sales for the three and nine months ended September 30, 2020. GM accounted for 7% of direct Company sales for the three and nine months ended September 30, 2020.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(dollars in thousands)
Net Sales
Transportation	$31,731	$33,432	$74,718	$100,964
Appliance	3,280	3,096	8,191	10,355
Other	539	2,021	2,277	5,586
Total	$35,550	$38,549	$85,186	$116,905
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

4. Inventory
Inventories consist of the following:

	September 30, 2020	December 29, 2019
	(dollars in thousands)
Raw materials	$7,696	$7,963
Work in progress	983	129
Finished goods	3,656	4,955
Total inventory	$12,335	$13,047
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.5 million and $1.0 million at September 30, 2020 and December 29, 2019, respectively.
Included in inventory are assets located in Mexico with a carrying amount of $3.2 million at September 30, 2020 and $3.6 million at December 29, 2019, and assets located in Canada with a carrying amount of $1.0 million at September 30, 2020 and $1.0 million at December 29, 2019.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following (in thousands):

	September 30, 2020	December 29, 2019	Depreciable Life – Years
	(dollars in thousands)
Land	$1,663	$1,663
Buildings	6,027	5,934	23 – 40
Shop equipment	23,007	22,982	7 – 10
Leasehold improvements	1,248	1,234	3 – 10
Office equipment	1,856	1,866	3 – 7
Mobile equipment	152	190	3
Construction in progress	2,674	1,543
Total cost	36,627	35,412
Less: Accumulated depreciation	13,998	11,997
Net property, plant, and equipment, net	$22,628	$23,415
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30, 2020	December 29, 2019
	(dollars in thousands)
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note is unsecured and bears interest at 1% per annum. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program.	$5,999	$—
US Term Loan, payable to lenders in quarterly installments of $0.3 million through September 30, 2020, $0.6 million through September 30, 2021, and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.25% per annum at September 30, 2020. At September 30, 2020, the balance of the New US Term Loan is presented net of a debt discount of $0.2 million from costs paid to or on behalf of the lenders.	23,313	24,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.25% per annum at September 30, 2020. At September 30, 2020, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	9,240	10,384
Capital expenditure line payable to lenders in quarterly installments of 7.5% per annum of the outstanding principal balance commencing December 31, 2019 through September 30, 2020, 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.25% per annum at September 30, 2020.	1,246	1,300
Total debt excluding Revolver	39,797	36,067
Less current maturities	4,175	2,847
Long-term debt – Less current maturities	$35,622	$33,220

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
Due to the impact of the COVID-19 pandemic on the Company and the global automotive industry, the Company anticipated that it was likely that the EBITDA for the twelve months ended June 30, 2020 was likely to result in the Company not being in compliance with its financial covenants. In response to the anticipated impact of COVID-19, on April 23, 2020, the Borrowers entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment, among other things, (i) permitted additional indebtedness in the form of unsecured loans authorized pursuant to and in compliance with the CARES Act under the Paycheck Protection Program of the U.S. Small Business Administration, in an aggregate amount not

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to exceed $6.0 million; (ii) deferred the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and Capital Expenditure Line, with the deferred principal amounts payable at the existing maturity dates; (iii) waived the requirement to test Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the fiscal quarter ended June 30, 2020; (iv) allowed the release of the lien on the Evansville, Indiana property and for the net cash proceeds from its sale to be applied against any outstanding balance on the Revolver, without permanently reducing the Revolving Credit Aggregate Commitment; (v) added a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) added a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Future Maturities
(dollars in thousands)
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
Effective June 30, 2016, as required under the Credit Agreement entered into during April 2016, the Company entered into an interest rate swap which required the Company to pay a fixed rate of 1.055% per annum while receiving a variable rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount. The notional amount at the effective date was $16.7 million which decreased by $0.3 million each quarter until June 30, 2017, and thereafter decreased by $0.4 million each quarter until June 29, 2018, when it began decreasing by $0.5 million per quarter until it expired on June 28, 2019.
Effective October 2, 2017, as required under the Second Amendment to the Credit Agreement, the Company entered into another interest rate swap which required the Company to pay a fixed rate of 1.093% per annum while receiving a variable interest rate per annum based on the one month LIBOR, for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $1.9 million which decreases by $0.1 million each quarter until it expired on September 30, 2020.
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075% per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increased by $0.4 million each quarter until June 28, 2019 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 described above expiring. Since June 28, 2019, the notional amount then decreased each quarter by $0.2 million million until September 30, 2020 when the notional amount increases to $17.5 million due to the interest rate swap from 2017 described above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023
At September 30, 2020, the fair value of all swaps was in a net liability position of $1.3 million million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets. The Company paid $0.13 million and $1.1 million in net monthly settlements with respect to the interest rate swaps for the three and nine months ended September 30, 2020, respectively. At September 29, 2019, the fair value of the swaps was a net liability of $1.0 million, which was included in other long term liabilities in the condensed consolidated balance sheet. The Company paid $0.02 million and $0.06 million in the aggregate, in net monthly settlements in respect to the interest rate swaps for the three and nine months

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended September 29, 2019. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

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
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2020:

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(dollars in thousands)
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On February 25, 2020, the compensation committee of the board of directors approved the issuance of 15,000 incentive stock option awards to employees of the Company with an exercise price of $3.32 per share. These awards vest 50% once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50% once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. The Company estimated the grant-date fair value of the awards subject to these market conditions using a Monte Carlo simulation model, using the following assumptions: risk free interest rate of 1.21% and annualized volatility of 52.0%. Also on February 25, 2020, the compensation committee of the board of directors approved the issuance of 7,500 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.32 per share with a weighted average grant date fair value of $1.64 per share. These options vest 40% on February 25, 2021 and 20% on each of February 25, 2022, 2023, and 2024.

February 25, 2020
Expected volatility	52.00%
Dividend yield	—%
Expected term (in years)	6
Risk-free rate	1.21%

On April 6, 2020, the compensation committee of the board of directors approved the issuance of 25,000 non statutory stock option awards to the Company’s new CFO with an exercise price of $2.36 per share. These awards vest 40% on April 6, 2021 and an additional 20% on each of April 6, 2022, 2023, and 2024. On April 6, 2020, the compensation committee of the board of directors approved the issuance of 12,500 incentive stock option awards to the Company’s new CFO with an exercise price of $2.36 per share. These awards vest 50% once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50% once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.

April 6, 2020
Expected volatility	76.00%
Dividend yield	0.00%
Expected term (in years)	6
Risk-free rate	0.51%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 12, 2020, the compensation committee of the board of directors approved the issuance of 11,250 incentive stock option awards to employees of the Company with an exercise price of $3.05 per share. These awards vest 50% once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50% once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. Also on August 12, 2020, the compensation committee of the board of directors approved the issuance of 11,250 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.05 per share. These options vest 40% on August 12, 2021 and 20% on each of August 12, 2022, 2023, and 2024.

August 12, 2020
Expected volatility	85.44%
Dividend yield	0.00%
Expected term (in years)	6
Risk-free rate	0.40%
On September 4, 2020, the compensation committee of the board of directors approved the issuance of 7,500 incentive stock option awards to employees of the Company with an exercise price of $3.13 per share. These awards vest 50% once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50% once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. Also on September 4, 2020, the compensation committee of the board of directors approved the issuance of 7,500 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.13 per share. These options vest 40% on September 4, 2021 and 20% on each of September 4, 2022, 2023, and 2024.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Income tax (benefit) expense for the three and nine months ended September 30, 2020 was $0.2 million and $(1.5) million, respectively, compared to $(0.3) million and $(0.6) million for the three and nine months ended September 29, 2019, respectively.
During the three and nine months ended September 30, 2020, the effective tax rates were 13.2% and 21.1%, respectively. The differences between the effective tax rates and the statutory rate of 21.0% were primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.

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
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following:

	Classification	September 30, 2020
		(dollars in thousands)
Right-of-Use-Assets
Operating	Operating leases	$10,373
Liabilities
Current
Operating	Other accrued liabilities	$2,468
Non-current
Operating	Other liabilities	8,965
Total lease liabilities		$11,433

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease costs included in the condensed consolidated statements of operations consist of the following:

	Classification	Nine Months Ended September 30, 2020
		(dollars in thousands)
Lease cost	Cost of sales, selling expenses and general and administrative expense	$2,405
Maturity of the Company’s lease liabilities as of September 30, 2020 is as follows:

Lease Liability Maturities
(dollars in thousands)
2020 (remainder)	$762
2021	2,849
2022	1,979
2023	1,203
2024	1,116
Thereafter	6,458
Total lease payments	14,367
Less: interest	2,935
Present value of lease payments	$11,433
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
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,498

12. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100% of an employee’s contribution up to the first 3% of each employee’s total compensation and 50% for the next 2% of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million and $0.3 million for the three and nine months ended September 30, 2020 and $0.1 million and $0.4 million for the three and nine months ended September 29, 2019, respectively.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$996	$(1,264)	$(5,628)	$(9,077)
Denominator:
Weighted average shares outstanding, basic	9,779,147	9,779,147	9,779,147	9,779,147
Dilutive effect of stock-based awards	48,197	—	—	—
Weighted average share outstanding, diluted	9,827,344	9,779,147	9,779,147	9,779,147

Basic loss per share	$0.10	$(0.13)	$(0.58)	$(0.93)
Diluted loss per share	$0.10	$(0.13)	$(0.58)	$(0.93)
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

17. Restatement
Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, the Company’s management identified errors impacting certain accounts. The errors were not detected on a timely basis due to control failures related to account reconciliation preparation and review. As a result, the Company’s condensed consolidated financial statements and corresponding notes for the three and nine months ended September 30, 2020 have been restated from the amounts previously reported to reflect the correct balances as presented below.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidated Balance Sheet as of September 30, 2020:

	September 30, 2020
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Cash and cash equivalents	$2,271	$(639)	$1,632
Inventory, net	$12,481	$(146)	$12,335
Prepaid expenses and other	$4,395	$(53)	$4,342
Total current assets	$47,539	$(838)	$46,701
Property, plant, and equipment, net	$22,779	$(151)	$22,628
Deferred tax asset	$893	$307	$1,200
Total assets	$113,600	$(682)	$112,918
Accrued compensation	$1,296	$200	$1,496
Other accrued liabilities	$5,208	$273	$5,481
Total current liabilities	$23,277	$473	$23,750
Total liabilities	$78,525	$473	$78,998
Accumulated deficit	$(11,034)	$(1,155)	$(12,189)
Total stockholders’ equity	$35,075	$(1,155)	$33,920
Total liabilities and stockholders’ equity	$113,600	$(682)	$112,918
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(dollars in thousands, except per share amounts)
Net sales	$35,550	$—	$35,550	$85,286	$(100)	$85,186
Cost of sales	$27,474	$(132)	$27,342	$68,395	$1,151	$69,546
Gross profit	$8,076	$132	$8,208	$16,891	$(1,251)	$15,640
Selling, general, and administrative expenses	$6,251	$130	$6,381	$18,397	$211	$18,608
Operating income (loss)	$1,825	$2	$1,827	$(2,699)	$(1,462)	$(4,161)
Income (loss) before income tax expense (benefit)	$1,146	$2	$1,148	$(5,673)	$(1,462)	$(7,135)
Income tax expense (benefit)	$166	$(14)	$152	$(1,200)	$(307)	$(1,507)
Net income (loss)	$980	$16	$996	$(4,473)	$(1,155)	$(5,628)
Net income (loss) per share:
Basic	$0.10	$—	$0.10	$(0.46)	$(0.12)	$(0.58)
Diluted	$0.10	$—	$0.10	$(0.46)	$(0.12)	$(0.58)

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2020:

	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Accumulated deficit:
Net loss – three months ended March 31, 2020	$(1,136)	$(1,166)	$(2,302)
Accumulated deficit balance – March 31, 2020	$(7,697)	$(1,166)	$(8,863)
Net loss – three months ended June 30, 2020	$(4,317)	$(5)	$(4,322)
Accumulated deficit balance – June 30, 2020	$(12,014)	$(1,171)	$(13,185)
Net loss – three months ended September 30, 2020	$980	$16	$996
Accumulated deficit balance – September 30, 2020	$(11,034)	$(1,155)	$(12,189)
Total stockholders' equity:
Net loss – three months ended March 31, 2020	$(1,136)	$(1,166)	$(2,302)
Total stockholders' equity balance – March 31, 2020	$38,347	$(1,166)	$37,181
Net loss – three months ended June 30, 2020	$(4,317)	$(5)	$(4,322)
Total stockholders' equity balance – June 30, 2020	$34,062	$(1,171)	$32,891
Net loss – three months ended September 30, 2020	$980	$16	$996
Total stockholders' equity balance – September 30, 2020	$35,075	$(1,155)	$33,920
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(4,473)	$(1,155)	$(5,628)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Deferred income taxes	$(1,538)	$(307)	$(1,845)
Inventory	$635	$146	$781
Prepaid expenses and other assets	$(2,629)	$53	$(2,576)
Accrued and other liabilities	$(395)	$473	$78
Net cash (used for) provided by operating activities	$649	$(790)	$(141)
Cash Flows from Investing Activities:
Capital expenditures	$(1,533)	$151	$(1,382)
Net cash used in investing activities	$(650)	$151	$(499)
Cash and cash equivalents:
Net increase in cash and cash equivalents	$1,621	$(639)	$982
Cash and cash equivalents at end of period	$2,271	$(639)	$1,632

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
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Three Months Ended September 30, 2020		Three Months Ended September 29, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$17,794	50.1%	$21,101	54.7%
Direct labor and benefits	4,910	13.8%	5,595	14.5%
Manufacturing overhead	3,990	11.2%	4,001	10.4%
Sub-total	26,694	75.1%	30,697	79.6%
Depreciation	648	1.8%	678	1.8%
Cost of Sales	$27,342	76.9%	$31,375	81.4%
Gross Profit	$8,208	23.1%	$7,174	18.6%
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
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the quarter ended September 30, 2020 was 23.1%, compared to 18.6% for the quarter ended September 29, 2019. The increase in gross margin is the result of the $1.7 million inventory valuation allowance charge incurred in the third quarter of 2019 not reoccurring in 2020 offset by lower absorption of fixed overhead costs due to the $3.0 million lower net sales and COVID-19 related costs to meet customer delivery expectations and maintain a safe work environment.
Selling, General and Administrative Expenses

	Three Months Ended September 30, 2020	Three Months Ended September 29, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$5,276	$5,480
Depreciation and amortization	1,105	1,058
Selling, general, and administrative expenses	$6,381	$6,538
Selling, general, and administrative expenses as a percentage of net sales	17.9%	17.0%
Selling, general, and administrative expenses for the quarter ended September 30, 2020, decreased $0.2 million to $6.4 million compared to $6.5 million for the quarter ended September 29, 2019. The decrease in selling, general, and administrative spent was caused by several cost reduction activities including reduced management and commission expenses. These cost reductions were partially offset by higher professional services, including legal and information technology support. The increase in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the aforementioned $3.0 million lower net sales offsetting the impact of lower costs.
Operating Income
Operating income for the quarter ended September 30, 2020 was $1.8 million, or 5.1% of net sales, compared to an operating loss of $0.4 million, or (0.9)% of net sales, for the quarter ended September 29, 2019. The increase in operating income is attributable to the third quarter 2019 $1.7 million inventory valuation allowance charge that did not reoccur in 2020, $1.0 million lower restructuring expenses, $0.2 million lower selling, general, and administrative costs, partially offset by the impact of the $3.0 million lower net sales.
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
Income Before Income Taxes
As a result of the foregoing factors, our income before income taxes increased $2.7 million to $1.1 million for the quarter ended September 30, 2020 compared to a loss of $1.5 million in 2019.
Income Tax Provision
During the three months ended September 30, 2020, income tax expense was $0.2 million, and the effective income tax rate was 13.2%. The differences between the effective tax rate and the statutory rate of 21% was primarily due to benefit of tax credits in the U.S. partially offset by earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and U.S. taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.
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

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and September 29, 2019
Net Sales

	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(dollars in thousands)
Net sales	$85,186	$116,905
Net sales for the nine months ended September 30, 2020 were approximately $85.2 million compared to $116.9 million for the nine months ended September 29, 2019, representing a decrease of 27.1%. The decrease in net sales for the nine months ended September 30, 2020, was primarily caused by the COVID-19 pandemic, which idled our automotive customers’ facilities for the majority of the second quarter. Also contributing to the decrease in sales was the end of certain transportation customer programs resulting in $1.7 million lower net sales and $2.1 million lost sales from previous facility closures.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Nine Months Ended September 30, 2020		Nine Months Ended September 29, 2019
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$43,381	50.9%	$60,940	52.1%
Direct labor and benefits	13,186	15.5%	17,868	15.3%
Manufacturing overhead	11,075	13.0%	12,435	10.6%
Sub-total	67,642	79.4%	91,243	78.0%
Depreciation	1,904	2.2%	1,976	1.7%
Cost of Sales	$69,546	81.6%	$93,219	79.7%
Gross Profit	$15,640	18.4%	$23,686	20.3%
Cost of sales as a percentage of net sales for the nine months ended September 30, 2020 increased to 81.6% from 79.7% for the nine months ended September 29, 2019.
Gross Profit
Gross profit for the nine months ended September 30, 2020 decreased $8.0 million to $15.6 million compared to $23.7 million for the nine months ended September 29, 2019. The decrease in gross profit is the result of lower sales volumes due to the COVID-19 pandemic and the subsequent loss in contribution margin.

Selling, General and Administrative Expenses

	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$15,301	$18,070
Depreciation and amortization	3,307	3,164
Selling, general, and administrative expenses	$18,608	$21,234
Selling, general, and administrative expenses as a percentage of net sales	21.8%	18.2%
Selling, general, and administrative expenses for the nine months ended September 30, 2020 decreased $2.6 million to $18.6 million compared to $21.2 million for the nine months ended September 29, 2019. The decrease is primarily related to cost reduction activities, including reduced management and commissions expenses in addition to savings from plant closures.
Operating Income
Operating loss for the nine months ended September 30, 2020 was $4.2 million, or 4.9% of net sales, compared to operating loss of $6.1 million, or (5.2)% of net sales, for the nine months ended September 29, 2019. The decrease in operating loss is primarily driven by a $6.8 million impairment charge to goodwill in 2019 that did not reoccur in 2020, offset by the decline in net sales driven by the impact of COVID-19.
Non-Operating Expense
Non-operating expense for the nine months ended September 30, 2020 was $3.0 million compared to $3.6 million for the nine months ended September 29, 2019. The decrease in non-operating expense is primarily driven by the lower interest rate composition of our debt compared to last year.
Income Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $2.5 million to $7.1 million for the nine months ended September 30, 2020 compared to $9.7 million in 2019.
Income Tax Provision
During the nine months ended September 30, 2020, income tax benefit was $1.5 million, and the effective income tax rate was 21.1%, compared to an income tax benefit of $0.6 million and an effective income tax rate of 6.8% during the nine months ended September 29, 2019.
Net Income
Net loss for the nine months ended September 30, 2020 was $5.6 million compared to a net loss of $9.1 million during the nine months ended September 29, 2019. This decrease in net loss is primarily caused by impairment charges in 2019 that did not recur and cost cutting initiatives discussed above offset by the impact from COVID-19.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of September 30, 2020 and December 29, 2019, we had a cash balance of $1.6 million and $0.7 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of September 30, 2020 and December 29, 2019, we had $8.5 million and $6.8 million, respectively, available to be borrowed under our revolving credit facility.
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
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA, as defined in our Credit Agreement, a non-GAAP measure:

Three Months Ended September 30, 2020
(dollars in thousands)
Net Income	$996
Plus:
Interest expense, net	711
Income tax expense	166
Depreciation and amortization	1,753
Management fees	56
Non-cash stock awards	33
Non-recurring expenses (a)	—
Goodwill impairment	—
Restructuring expenses (b)	—
ERP system implementation consulting and licensing costs (c)	74
Financing expenses (d)	—
Consolidated EBITDA, as defined	$3,789

September 30, 2020
(dollars in thousands)
Total Consolidated Indebtedness, as defined (e)	$43,504
Consolidated EBITDA, as defined	$3,789
Total leverage ratio (f)	2.87 x
Covenant requirement	3.75 x
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
Capital Expenditures
In 2020, we plan to spend approximately $2.5 million in capital expenditures, of which $1.4 million was spent through September 30, 2020, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.
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
Cash Flow Data
The following table presents cash flow data for the periods presented:

	Nine Months Ended September 30, 2020	Nine Months Ended September 29, 2019
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$(141)	$6,913
Investing activities	$(499)	$(2,088)
Financing activities	$1,622	$(4,708)
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
During the nine months ended September 30, 2020, net cash provided by operating activities was $(0.1) million, compared to net cash provided by operating activities of $6.9 million for the nine months ended September 29, 2019. The decrease in cash provided by operating activities was primarily attributable to lower sales resulting from the COVID-19 pandemic, which in turn resulted in lower profitability.
Investing Activities
Cash provided by or used in investing activities consists principally of purchase and sale of property, plant and equipment.

During the nine months ended September 30, 2020 and September 29, 2019, we made capital expenditures of $1.4 million and $2.1 million, respectively. We plan to spend a total of approximately $2.5 million in capital expenditures during 2020, including the $1.4 million spent through September 30, 2020. The sale of a building at the Evansville, Indiana facility resulted in an additional $0.8 million of cash provided.
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
The Company had 22.1 million of goodwill on our balance sheet as of September 30, 2020. Under U.S. GAAP, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions, or a slow economic recovery, adverse changes in the market share of our products, or other factors which could result in reductions in our sales or profitability over an extended period. We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, and we may experience such charges in the future, particularly if our business performance declines or expected growth is not realized. For the fiscal year ended December 29, 2019, we incurred goodwill impairment charges of $6.8 million. It is possible that material changes in our business, market conditions, or assumptions about our market share or position could occur over time. Any future impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of the fiscal 2019 impairment charges and our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Note 1 of our 2019 Form 10-K.
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