Form 10-K
period 2020-12-31
Unique Fabricating, Inc.
filed 2021-04-15
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission file number: 001-37480
UNIQUE FABRICATING, INC.
(Exact name of registrant as specified in its Charter)

Delaware			46-1846791
(State of incorporation)			(IRS Employer Identification No.)

800 Standard Parkway
Auburn Hills	,	Michigan	48326
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (248)-853-2333
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	UFAB	NYSE American
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
As of March 29, 2021 the registrant had 9,779,147 shares of common stock outstanding.
As of June 30, 2020 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24.4 million.
Portions of the registrant’s definitive Proxy Statement related to the 2021 Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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
ii

PART I
Item 1. Business
Overview
Unique Fabricating is engaged in the engineering and manufacture of multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. Unique Fabricating has combined a history of organic growth with strategic acquisitions to diversify its products and process capabilities and the markets we serve.
Unique Fabricating's markets are North America transportation, appliance, medical, and consumer off-road markets. Sales are conducted directly to major transportation, appliance, medical, and consumer off-road manufacturers, referred throughout this Annual Report on Form 10-K as original equipment manufacturers (“OEMs”), or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan; Concord, Michigan; LaFayette, Georgia; Louisville, Kentucky; Monterrey, Mexico; Querétaro, Mexico; and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.
Unique Fabricating derives most of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe Unique Fabricating has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise, and water intrusion, and by providing sound absorption and blocking, Unique Fabricating’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique Fabricating’s products perform similar functions for appliances, water heaters, and heating, ventilation, and air conditioning systems (“HVAC”), improving thermal characteristics, reducing noise, and prolonging equipment life.
Our principal executive offices are currently located at 800 Standard Parkway, Auburn Hills, Michigan, 48326. UFI Acquisition, Inc, a Delaware Corporation (“UFI”), was formed in January 2013 to acquire 100% of the outstanding equity of Unique Fabricating, Inc., and its wholly-owned subsidiaries, Unique Fabricating South, Inc. and Unique Fabricating de Mexico, S.A. de C.V. (collectively, such subsidiaries and other subsidiaries referenced in this Annual Report on Form 10-K, as the “Company” or “Unique” or “Unique Fabricating”). In September 2014, UFI Acquisition, Inc. changed its name to Unique Fabricating, Inc. (“UFI”) which is now the parent company of the group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.
Automotive Industry Analysis and Industry Trends
North America is the Company’s core market. We manufacture multi-material foam, rubber, plastic components, and tape adhesive related products utilized in noise, vibration and harshness management, acoustical management, water and air sealing, decorative and other functional applications.
Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment, and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive parts industry also can grow through increasing product content per vehicle by increasing business with current customers and in existing markets, gaining new customers, and increasing share in adjacent markets. We believe that we are well-positioned to take advantage of these opportunities with the Company's strong North American geographical presence and advanced technology, engineering, manufacturing and customer support capabilities.
Based upon industry sources, we expect recovery in 2021 in North American light vehicle production from the COVID-19 impacted low levels in 2020. We also expect 7% growth in 2022 from 2021 production levels which have been impacted by the first half supply chain issues, including the chip shortage, logistics, and weather related challenges. We expect no growth in overall North American light vehicle production over the following 5 years.

	2020	2021		2022		2023		2024		2025		2026		2027
	(production units in thousands, except percentages)
North America	13,024	15,762	21%	16,836	7%	16,587	(1)%	16,504	(1)%	16,513	—%	16,471	—%	16,615	1%
(Source: IHS Market Automotive) (March 2021)
In addition to the low overall industry growth, we believe there are a variety of trends that continue to influence the future of the North American automotive market. We believe that we are well-positioned to benefit from an increasing number of trends driven by market forces such as:

▪Fuel efficiency/vehicle light-weighting:  Government mandates on fuel efficiency and emission reductions will continue to force the automotive industry to focus on improving the fuel economy of vehicles. This is one of the factors driving the trend of replacing heavier conventional materials in vehicle production with lighter weight components such as plastics and foams.
▪Interior comfort:  Comfort of interiors consistently rank in the top three factors that consumers consider when purchasing a new vehicle and is a key area where vehicle manufactures can differentiate their vehicles. With the ongoing trend of electrification (no engine noise) and increasing demand for quieter vehicles, we expect the use of foam and acoustical insulation in vehicles to increase.
▪Telematics and Infotainment:  The increasing use of telematics and infotainment requires increasingly quieter vehicles for the telematics systems to recognize voice commands and passengers to enjoy the infotainment options. Over the next few years, the vast majority of all new vehicles are expected to include voice recognition systems, increasing the need for quiet interiors. We believe the result will increase the use of acoustic insulation materials, more precise air seals and other noise, vibration, and harshness products in all vehicles.
▪Rapid pace of new vehicle launches:  In order to meet consumers’ increasing demand for new products, the automotive market will see a significant number of new launches from vehicle manufacturers over the next few years. Each launch creates new product opportunities for us with the OEMs need for noise, vibration, and harshness (collectively “NVH”) and buzz, squeak, rattle (collectively “BSR”) solutions as they discover unplanned noise issues at the production launch for a new vehicle program. In many of these situations, we develop and begin supplying a solution within days, a level of responsiveness that avoids competitive requests for quotations and produces premium value for our customers.
▪Localization of production:  Due to freight costs, currency fluctuations, logistic issues and protection of supply, many foreign vehicle manufacturers have increased their North American production volumes and are increasing local sourcing of vehicle components. This trend has been accelerated with the impacts of the various supply chain shocks seen over the last year. We believe that Unique Fabricating’s production facilities situated in geographic proximity to most North American vehicle assembly locations provide a competitive advantage.
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
As an example of our innovative technical capabilities, we utilized our thermoforming process to develop and produce a line of lightweight flexible air duct systems for a leading OEM, providing an 80% weight reduction and enhanced functionality. This air duct system has developed into Unique Fabricating’s patent pending TwinShape® line of proprietary foam air ducts. Unique Fabricating has also leveraged our knowledge in our reaction injection molded (“RIM”) process and has begun to offer NVH and sealing products that meet or exceed stringent flammability requirements for all of the markets we serve.
Appliance Market
We are a leading provider of fabricated, non-metallic components to a diverse group of OEMs and tiered suppliers in the appliance, HVAC, and water heater industries. These sales represented approximately 9% of our net sales for the year ended December 31, 2020. These components are primarily manufactured from foam, adhesives, fiberglass, rubber and board-back material. We have extensive materials, engineering and fabrication expertise and deliver custom-designed, innovative solutions for our customers. Our component solutions primarily consist of products used in gasketing, heat deflection, packaging, insulation, water seals, noise reduction and vibration control. Demand for these end-market products is largely driven by the replacement of older units and the broader health of the housing sector. According to the U.S. Census bureau, the seasonally adjusted annual rate for new housing starts in February 2021 was at 1.4 million. Existing home sales rose to a seasonally adjusted annual rate of 6.7 million in January 2021, up 23% from January 2020.
The United States major household appliance industry, which includes water heaters, is forecast to show growth during 2021, as new and existing home sales, as well as home improvement spending, both of which have a direct impact on appliance industry sales, continue to show positive outlooks. Recent estimates for this annual growth rate have increased to between 1% to 2.5%. It is well documented that Covid-19 increased the amount of time individuals spend in the household as well as the number of individuals working from home. This “home nesting” behavior will continue to drive consumer spending towards home improvements as indicated by the Leading Indicator for Remodeling Activity (“LIRA”) which is projected to increase 8.5% from end of 2020 to 2021. We believe these benefits will increase the demand for our products from existing clients including GE, AO Smith, and Carrier.

Medical Market
We are utilizing our North American based manufacturing to provide our existing and targeted customers faster delivery, increased reliability, and exceptional quality. The medical foam market is large, expanding, and diverse. Unique Fabricating targets specific segments within the medical market utilizing its access to specialized materials and adhesives joined with its design and manufacturing expertise and innovation to create value for its customers. The Company’s ability to leverage its buying power in the transportation market helps generate cost competitive solutions. The applications for Unique Fabricating’s products are numerous and include personal protection equipment, class 1 medical devices, orthopedics, patient positioning, and custom packaging.
Consumer Off-Road Market
With regard to the consumer off-road market, Unique Fabricating primarily targets power sports, marine, agricultural, and construction equipment manufacturers to address sealing, thermal management, weight reduction, and overall passenger comfort. Industry participants are making large investments in research and development activities to enhance vehicle performance through innovative solutions. There is a need to reduce noise and weight as they introduce electric drivetrains. As a lead supplier in the transportation market the Company is utilizing a diverse mix of common product solutions, material, and capacity for a vast array of applications in this growing market while providing cost saving opportunities to its customers.
Our Objectives
Our goals are to provide exceptional quality, reliable on-time delivery, competitive cost, and technical innovation with rapid engineering support. Our objective is to be the easiest full-service solution provider for our customers, while being a great place for our team members to work. We seek to execute a business model that generates sufficient sustainable free cash flow to provide flexibility for capital allocation. We also strive to achieve growth at above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality. In addition, the Company will continue to grow adjacent markets while selectively pursuing opportunistic acquisitions that provide additional products and processes, and entrance into new growth markets.
We work together with our customers in various stages of production, including initial concept and development, routine engineering problem resolution during their product launches and ongoing value engineering. In addition, we collaborate with our customers on component sourcing, quality assurance, manufacturing, and delivery in order to develop long-standing business relationships. We believe we are well-positioned to meet customer needs and have a strong, established reputation with customers for providing high-quality products at competitive prices with timely delivery and customer service. Given that both the transportation and appliance OEM businesses involve long-term business awarded on a platform-by-platform basis, our intent is to leverage our strong technical expertise and customer relationships to obtain new platform awards.
Our Strengths
Our mission is to deliver innovative and timely customer solutions for NVH management, water and air sealing and other functional and decorative applications. We employ our extensive knowledge of raw materials and adhesives, our engineering and innovative resources and our rapid response capabilities to deliver technical innovation, exceptional quality, reliable on-time delivery, and competitive costs. We believe the key to our core competitive strengths are as follows:
Strong technical expertise.  We have significant expertise and knowledge of materials, adhesives, and manufacturing processes. Our understanding of customers’ design and performance needs, and how our products interface with their applications allow us to engineer effective product solutions. We believe that our engineering talent, test facilities and rapid prototyping capabilities distinguish us from our competitors and enable us to rapidly innovate and develop products that resolve customers’ problems, often within 24 to 48 hours. By understanding our customers’ products and processes, we can conceptualize a design concept that allows us to capitalize on the optimum combination of materials to solve a given problem when we are confronted with a customer engineering challenge. We can create our own prototype tools in-house so that we go directly from concept to hardware and quickly present tangible product solutions for our customers to evaluate. Our ability to rapidly address customer challenges and provide prototype parts that include the use of new materials, products or processes is one of our key competitive strengths.
Operational Excellence.  We are dedicated to maintaining a culture of continuous improvement. We use quality, delivery, and speed-to-market as competitive advantages. Lean manufacturing improves overall costs, quality, and the speed of product manufacturing. We believe that our manufacturing process leads to better response time and greater flexibility in scheduling. Our reputation for high quality, innovative products is attributable to a constant emphasis on engineering, including materials engineering, product process, and sales engineering, coupled with our dedication to lean manufacturing to ensure effective execution.
Depth of customer relationships.  We have developed long-term relationships with a customer base that we target deliberately. Each of our customers has substantial requirements for NVH management, water and air sealing, functional and decorative components. Due to our technical sophistication, raw material and adhesive innovation and rapid responsiveness, we have a position with many of our key customers as a preferred supplier for our core products within the North American automotive and appliance markets. Our sales and engineering teams have developed deep relationships with the technical teams of our key customers. The customers’ engineers leverage our materials knowledge and utilize us as a resource to help them solve problems and/or pursue product enhancements. This enables us to become involved early in the design/development stage of new vehicles or appliances, leading to opportunities for us to introduce new products. In certain situations, we can influence the customer design specifications from which new business is awarded.
Key relationships with suppliers.  We have long relationships with an extensive and comprehensive supply base for our raw materials and adhesives. We track new developments in materials and pursue exclusive relationships with those suppliers that develop innovative raw materials and adhesives. Certain of our key suppliers partner with us to introduce their new products and technology to the marketplace and obtain the necessary customer approvals. This can lead to Unique being first to market with certain products or materials. We constantly collaborate with our suppliers to develop new materials and adhesive combinations that exhibit a cost, quality and/or performance enhancement for our customers.
Proximity to key customers.  Our manufacturing facilities are strategically located to serve the North American transportation and appliance markets. Our primary manufacturing facilities are in the Midwestern and Southeastern regions of the United States, in North and Central Mexico, and Canada. We believe that our manufacturing facilities are within approximately 500 miles of over 80% of North American vehicle production and close to major appliance manufacturing locations. As our products are light in weight, transportation costs can be a significant portion of the delivered cost of products. This established manufacturing geography creates a competitive advantage.
Our Strategy
Our business strategy is to be a valued partner in our customers’ product development and production processes by producing exceptional quality with reliable on-time delivery, competitive costs, technical innovation, and rapid engineering support. We utilize our extensive knowledge of raw materials and adhesives coupled with our engineering development and rapid responsiveness to deliver innovative and timely customer solutions for NVH management, water and air sealing, decorative and other functional applications.
We attempt to align our internal human resources and technical capabilities to take advantage of industry mega trends, such as light weighting, telematics, and reduced energy consumption, which will contribute to profitable revenue growth opportunities from our existing operations. Our growth plans include initiatives to develop certain new products and to develop the medical, consumer, and off-road markets to provide incremental opportunities. We believe that significant opportunities exist to continue to grow our business and increase profitability by focusing on the following:
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
Develop New Products and Processes for Existing Markets.  We have earned the reputation as a problem solver to our current customers. As a result, we are in the position to develop complementary products and processes that can be sold to the same purchasing and engineering groups with whom we already do business. By adding products and processes to our portfolio that broaden our scope within these groups, we offer one stop shopping allowing them to reduce their supply base and complexity and increasing sales opportunities for Unique. We work closely with raw material and adhesive suppliers to develop innovative solutions that offer cost and performance improvement. We constantly focus on finding new applications for molded products utilizing thermoforming or compression, reaction injection, and fusion molding. These activities frequently lead to the development of new or novel products not yet in common use. When this occurs, we actively explore the patentability of the product. Protection of our intellectual property is a conscious part of our strategy of using technology and innovation as a competitive advantage. An example of this is our patent pending for light weight TwinShape® foam air duct technology.
Expand into New Markets with Existing Products and Processes.  While the specific products may vary, we have identified numerous opportunities to sell products fabricated using die cut and molding technology into the medical, consumer goods, industrial, heavy truck, and off-highway markets that we currently serve on a limited basis. We have demonstrated the ability to develop cost effective products utilizing various materials. Our acquisitions have provided the Company with access to a variety of new markets for our products. We are currently developing new products for the appliance and off-road markets, utilizing our various molding technologies. Raw material and adhesive suppliers rely on us to provide marketplace insight into new or emerging customer challenges. We have the capability to combine new materials with new processes to create cost effective products in new markets.
Pursue Acquisitions.  In the mid-term, we expect to selectively pursue acquisitions that add new products and/or processes or market access to further expand our portfolio of customer solutions. We will continue to use our relationship with Taglich Private Equity, LLC, which sponsored our formation, to identify evaluate and execute acquisition opportunities.
Products
Unique’s primary products, which are identified by manufacturing process, are traditional die cut products, precision die cut products, thermoformed products, fusion molded products, and reaction injection molding. Our products are utilized in multiple applications throughout the interior and exterior of automotive and heavy-duty vehicles. As customer demands continue to drive OEMs to make their products free from unwanted noise, we believe Unique is positioned well within the product family to address these increasing demands.
Automotive Product Applications
Unique’s rapid responsiveness and extensive product and process capabilities are valued by our customers. We believe Unique’s diverse product offerings, derived from a broad base of raw materials utilizing multiple manufacturing technologies, are the most comprehensive of similar companies operating in this industry. Based on our knowledge of our competitors, we believe that the companies we compete with offer fewer material choices and/or possess fewer manufacturing process alternatives than Unique. Unique’s access to broad production capabilities enables it to work with a wide variety of raw materials and dimensions to develop the optimum solution for a given application. Unique’s broad product offerings results in it being a single-source supplier to many customers, which creates a competitive advantage.
Die Cut Products
Unique is primarily a supplier of die cut non-metallic materials and components. Historically, this has been the Company’s core business, within all its markets, developed through its technical expertise, broad customer base, strategic manufacturing footprint, diverse material selection and strong quality and delivery performance. We believe that Unique can leverage its market position in die cutting by offering more highly engineered, higher value products and processes such as precision die cutting, thermoforming, fusion molding, and RIM molded polyurethane.
Thermoformed Molded Products
Unique's product offerings include thermoformed molded products. Unique has leveraged its position as a manufacturer of core die cut products to gain traction with customers who wanted a single-source solution for other related products, such as thermoformed fusion molded, and RIM polyurethane components.
Management seeks to continue the development of molded products that are complementary to the Company’s die cut products. These products have a higher engineering content and we believe provide increased sales and potential margin growth. These products also differentiate Unique, which we believe makes us more valuable to our target customers. The Company’s development efforts in this area have led to innovative product solutions such as Unique’s existing patent pending thermoformed TwinShape® foam HVAC duct modules.
Unique’s thermoformed products include TwinShape® foam air ducts, door water shields, HVAC evaporator liners, console bin mats, fender insulators, and molded seat undercovers, among others. Unique believes there is significant room to grow within each of its thermoformed molded product areas.
Fusion Molded Products
Unique provides fusion molding capability in-house. Fusion molding is a foam molding process used to manufacture precise three-dimensional components that are lightweight and provide excellent thermal and acoustic performance. Primarily used for NVH management and body sealing applications, the fusion molded products are complementary to Unique’s other product lines and give Unique additional options to provide light-weighting and NVH management solutions to its customers.
In Europe, the market for fusion molded products is developed; BMW, Mercedes and VW have integrated the technology in their vehicles for several years. The North American market for fusion molding is growing rapidly as European OEMs source more fusion molded products in their North American vehicles and the technology gains traction with domestic OEMs including Stellantis, General Motors, and Ford. In addition, since there are a very limited number of North American suppliers with the engineering and manufacturing capabilities to produce fusion molded components, Unique is well positioned to capitalize on the anticipated growth in the North American market.
Unique’s fusion molded products include exterior mirror seals, cowl-to-hood seals, cowl-to-fender seals, and other NVH management and sealing applications like fillers, spacers and gaskets. The products have also been developed for medical packaging applications molding United States Food and Drug Administration (“FDA”) approved foam.

Reaction Injection Molded Products
Unique Fabricating's RIM technology offers the benefit of a three-dimensional part with superior temperature insulation, water sealing, and NVH performance. We offer multiple formulations to generate a material to meet part requirements. Systems include rigid foam, integral-skin, viscoelastic, energy absorbing, and high resilience. The product is capable of meeting VO flammability ratings and can be produced with a class “A” finish.
Unique’s reaction injection molded products can be utilized within all its markets and include under hood engine covers, compressor covers, NVH muckets, comfort padding, and body positioners.
Significant Customers
The Company’s customers are principally engaged in the North American transportation industry (approximately 88% of our net sales for the year ended December 31, 2020), and in the manufacture of durable residential housing and commercial products (approximately 9% of our net sales for the year ended December 31, 2020). In the transportation market, the Company’s sales are primarily to Tier 1 suppliers to the OEMs. Approximately 21% of our net sales for the year ended December 31, 2020 were directly to vehicle OEMs. No single customer accounted for more than 10% of our net direct sales for the years ended December 31, 2020 and December 29, 2019, respectively. Please refer to Note 2 of our notes to the consolidated financial statements for further disclosure on net sales made directly to vehicle OEMs in 2020 and prior years as well as net sales for our foreign operations located in Mexico and Canada for 2020 and prior years.
Competitive Environment
We believe that customers base their sourcing decisions on the responsiveness of a supplier and its ability to deliver innovative solutions, quality products and competitive pricing. Unique strives to develop mutually beneficial relationships with its customers through technical support and consistent/predictable performance. Unique attempts to differentiate itself through innovation in materials, rapid responsiveness, and broad manufacturing capabilities in Canada, Mexico, and the United States.
There is not a dominant supplier within our core transportation and appliance markets. There are significant barriers to entry into some of our markets with some of our products and processes, including the complexities of managing the scale of production and the complex supply chain necessary to obtain customer acceptance.
Environmental Matters
Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and occupational safety and health. Our operations and facilities have been, and in the future may become, the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and, in some cases, the payment of penalties.
We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. Our facilities have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition, cash flows, or results of operation.
Employees
As of December 31, 2020, we had 1,001 full-time and 50 contract workers. In the Auburn Hills, Michigan facility, 81 hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through August 2022. In the Louisville, Kentucky facility, 46 hourly workers are represented by a labor union and are covered by a collective bargaining agreement which is effective through February 1, 2023. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.
Company's Website
We make available, free of charge, through our website(www.uniquefab.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. We also make available on our website our Code of Ethics and charters for the standing committees of our Board of Directors and other information related to the Company. We are not including the information contained on our website as part of, or incorporating by reference into this report. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A. Risk Factors
You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks that are highlighted below are not the only ones that we face. Some of our risks relate principally to our business and the industry in which we operate, while others relate to the securities markets in general and ownership of our common stock. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risks Related to Going Concern
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, as a result of violations by us of loan covenants in our senior secured credit facility which, to date, have not been amended or waived. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
As of December 31, 2020, the Company was in violation of a number of its loan covenants. Absent an amendment and waiver, failure to be in compliance with the Company’s financial covenants would constitute a default when reported. Such a default, if not waived by our lenders, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time. If the maturity of the debt were accelerated, the Company would not have sufficient available liquidity to repay such debt within one year after the date that the financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
The Company has been actively discussing its 2020 results and the Company’s failure to meet its financial covenants with the Administrative Agent and has entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company will be able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders have agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into a forbearance agreement will not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. There can be no assurance that the Company will be able to enter into an amendment or waiver with the Lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. Without an amendment and waiver that cures the default, substantial doubt about the Company’s ability to continue as a going concern remains.
Risks Related to the Coronavirus
The coronavirus (COVID-19) pandemic has and will continue to materially and adversely affect our business, financial condition and results of operations.
The ongoing outbreak of COVID-19, and any other outbreaks of COVID-19, other contagious diseases or other adverse public health developments have had and could continue to have a material adverse effect on our business, financial condition and results of operations. In 2020, COVID-19 significantly impacted economic activity and markets worldwide, and it could continue to negatively affect our business in a number of ways. These effects include, but are not limited to:
▪Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders or other limitations.
▪Net sales to automotive customers, most of whom idled their manufacturing facilities as a result of the COVID-19 pandemic, were approximately 88% of the Company’s net sales during the fiscal year ended December 31, 2020. The closures of our customers’ operations from April through June had a substantial adverse effect on our results of operation and financial condition.
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
▪The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks and other business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.
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
Risks Related to Our Debt
We have substantial debt and we have failed to comply with certain of the covenants in our secured credit agreement, which allows our lenders to take action that would likely cause our stockholders to lose their entire investment in us.
As of December 31, 2020, we had approximately $44.4 million of debt outstanding under our senior secured credit facility. Substantially all our assets are pledged to the lenders to secure this outstanding debt. As a result of our failure to comply with financial and other covenants contained in the senior secured credit facility, the lenders have declared an event of default, although they have not accelerated the amounts outstanding or sought to foreclose on the collateral securing such indebtedness. We have entered into a forbearance agreement during which our Lenders have agreed, among other things, during the period commencing on April 9,2021 through and including June 15, 2021, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of collateral securing the debt. There can be no assurance that the Company, during the forbearance period, will be able to enter into an amendment or waiver curing the defaults. If the Company does not obtain an amendment or waiver of the defaults or if the lenders take the position that the Company has not complied with the terms of the forbearance agreement, there can be no assurance that the lenders will not take action to collect payment of our debt or dispose of collateral securing the debt. In such event, we could be forced to file for bankruptcy protection and stockholders would likely lose their entire investment in us.
The agreement governing our senior secured credit facility contains financial covenants and other covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. Our inability to comply with these covenants, would materially and adversely affect our business, results of operations and liquidity.
As of December 31, 2020 the Company was in violation of its loan covenants. The Company has requested certain amendments to these covenants but its lenders have not agreed to such amendments. Our ability to comply with the covenants in the senior secured credit facility agreement even if they are amended may be affected by economic or business conditions beyond our control. If we are not able to comply with covenants when required and we are unable to obtain necessary waivers or amendments from the lenders, we would be precluded from borrowing under the credit facility. If we are unable to borrow under the credit facility, we will need to meet our liquidity requirements using other sources. Based on our recent results, we cannot be assured that alternative sources of liquidity will be available. In addition, if we do not comply with the financial or other covenants in the credit facility when required, the lenders could declare an event of default under the credit facility, and our indebtedness thereunder could be declared immediately due and payable. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
In addition, the senior secured credit facility contains covenants that, among other things, restrict our ability to:
▪incur liens;
▪incur or assume additional debt or guarantees;
▪pay dividends, or make redemptions and repurchases, with respect to capital stock;
▪make loans and investments;
▪make capital expenditures;
▪engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates; and
▪change the business conducted by us or our subsidiaries.
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
Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. The level of our indebtedness could have other important consequences to you as a stockholder. For example, it could:
▪make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under our credit facility, including financial and other restrictive covenants, could result in an event of default under the senior secured credit facility;
▪make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
▪require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, pay dividends and other general corporate purposes;
▪limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
▪place us at a competitive disadvantage compared to our competitors that have less debt; and
▪limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.
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
Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the lender, Citizens Bank, and determined, subject to limitations, based on factors set forth in the CARES Act and other guidance from the SBA., including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the loan, or any portion thereof, is forgiven, the amount forgiven will reduce or eliminate outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The SBA has stated, to help ensure PPP loans are limited to eligible borrowers in need, that it will review all loans in excess of $2 million. If the loan is not forgiven, the Company will be required to repay the outstanding principal, along with accrued interest. The Company has and will continue to carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will ultimately obtain forgiveness of the PPP loan in whole or in part. The Company applied for forgiveness of the PPP loan during the fourth quarter of 2020.
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
The Total Leverage Ratio in our senior secured credit facility excludes from the calculation of Total Debt the PPP Loan until a determination of forgiveness is made. If the PPP Loan is not forgiven and the principal amount of the loan is included in the calculation of the ratio, there cannot be assurance that we will be able to comply with such ratio or any other covenant based on Total Debt, which would result in an event of default.
The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may have an adverse effect on our business.
In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established or if alternative rates or benchmarks will be adopted. Our senior bank facility has utilized LIBOR as a benchmark for calculating the applicable interest rate. Changes in the method of calculating LIBOR, the elimination of LIBOR or the replacement of LIBOR with an alternative rate or benchmark may adversely affect interest rates and result in higher borrowing costs for us. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.
Risks Related to Our Internal Controls and Accounting
We have identified inadequate internal controls over financial reporting which led to material weaknesses. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate our material weakness or if we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and our ability to comply with the requirements of our senior credit facility or other financing agreements and adversely impact the trading price of our securities.
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
In connection with the preparation of our 2020 financial statements, we identified material weaknesses, primarily related to ineffective controls over the financial close process, which resulted from limited staffing levels that were not commensurate with the Company’s complexity and its financial accounting and reporting requirements. This resulted from turnover of key management positions during 2019, including the Company’s Chief Financial Officer, IT Manager and Controller. While we are working to remediate the material weaknesses as quickly and efficiently as possible and expect to have remediated the material weaknesses during the year ending December 31, 2021, these remediation measures may be time consuming, costly, and might place significant demands on our financial and operational resources. If we are unable to successfully remediate this material weaknesses, and if we are unable to produce accurate and timely financial statements, our financial statements and other disclosures could contain material misstatements or omissions that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our shares to decline or otherwise materially adversely affect our financial results or condition.
Our goodwill has been subject to impairment and may continue to be subject to impairment in the future.
The Company had $22.1 million of goodwill on our balance sheet as of December 31, 2020. Under U.S. GAAP, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions, or a slow economic recovery, adverse changes in the market share of our products, or other factors which could result in reductions in our sales or profitability over an extended period. We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, and we may experience such charges in the future, particularly if our business performance declines or expected growth is not realized. For the fiscal year ended December 31, 2020, we incurred no goodwill impairment charges. It is possible that material changes in our business, market conditions, or assumptions about our market share or position could occur over time. Any future impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations, as well as the trading price of our securities.

Risks Related to Our Operations
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
In addition, our success depends in part on our ability to attract, hire, train and retain qualified managerial, engineering, sales and marketing personnel. The forbearance agreement into which we entered with our lenders prohibits, during the forbearance period ending on June 15, 2021, our making any payments out of the ordinary course of business, including salary or compensation or distributions for the benefit of any member, owner or director other than normal and customary employment salaries which do not exceed sums paid for similar positions in the Company’s marketplace. These restrictions, together with our financial condition and any new restrictions our lenders may impose, could impair our ability to attract, hire and retain qualified personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. The loss of any member of our senior management team or other key employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduced net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, internal control over financial reporting, or cash flows could be adversely affected.
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
Our three largest direct customers, in the aggregate, accounted for approximately 21% of our direct net sales for the year ended December 31, 2020. Predominantly, we enter into purchase order commitments with our customers, based on their current or projected needs. We have in the past lost, and may in the future, lose customers due to the highly competitive conditions in the industries we serve. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us or to stop doing business with us altogether could have a material adverse effect on our business, financial condition and results of operations.
Margin compression from changing sales and raw material prices.
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
Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance.
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes in policies pertaining to the environment; (ii) changes to existing trade agreements; (iii) greater restrictions on free trade generally; and (iv) significant increases in customs duties and tariffs on goods imported into the United States. The United States, Mexico and Canada signed a new trade agreement, the United States-Mexico-Canada Agreement ("USMCA"), which serves as the successor agreement to the North American Free Trade Agreement ("NAFTA"). The USMCA became effective on July 1, 2020. There can be no assurance that the ongoing transition from NAFTA to USMCA will not adversely affect our business. It remains unclear what specific actions the new U.S. administration may take to resolve trade-related issues. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.
Our business is cyclical in nature and downturns in the automotive industry could reduce the sales and profitability of our business.
The demand for our products is largely dependent on the North American production of automobiles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive market, our net sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in vehicle production would adversely impact our results of operations and financial condition. The forecast for North American vehicle production in 2021 and 2022 includes an increase over the low levels in 2020. However, after 2022 the forecasts calls for little to no growth. We cannot provide any assurance as to the level of growth in our markets. If the market suffers an extended downturn, it could materially affect our business, financial condition and results of operations.
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
As of December 31, 2020, we had 1,001 full-time and 50 contract workers. We renewed a collective bargaining agreement covering hourly workers at our Auburn Hills, Michigan facility in August 2019 with an expiration date in August 2022. We renewed our Louisville collective bargaining agreement in August 2020 going into effect February 2020 with an expiration in February 2023. Many of our customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by us, customers or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. Any work stoppage or other labor disruption involving our employees, employees of our customers, or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.
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
Regulatory Risks
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
New laws or regulations or changes in existing laws or regulations could adversely affect our financial performance.
We and the automotive industry are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and environmental matters. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, data privacy, international trade and immigration and other labor issues, all of which may have a direct or indirect effect on our business and the businesses of our customers and suppliers. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.
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
Risks Related to Our Intellectual Property Rights
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
Risks Relating to Ownership of Our Common Stock
We are not able to pay dividends and are unlikely to pay dividends in the future.
Our senior secured credit facility precludes the payments of dividends altogether while we are in default and any waiver of covenant violations or amendment likely will restrict or prohibit dividend payments in the future. In addition, our ability to pay dividends is affected by our results and our needs for funds for use in our operations and to fund our business.
If our executive officers, directors and principal stockholders choose to act together, they will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances their best interests and not necessarily those of other stockholders.
Our executive officers, directors, and certain of our large stockholders and their affiliates, to our knowledge, beneficially own approximately 22% of our outstanding common stock. As a result, these persons, if they were to act together, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they could act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:
▪delaying, deferring or preventing a change in control of the Company;
▪entrenching our management and/or our board of directors;
▪impeding a merger, consolidation, takeover or other business combination involving the Company;
▪discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company; or
▪causing us to enter into transactions or agreements that are not in the best interests of all stockholders.
Securities analysts may not initiate or continue coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.
There has been limited coverage of our common stock by securities analysts. We believe that the lack of research coverage may adversely affect the market price and trading volume for our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elect to cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and a global settlement among the Securities and Exchange Commission, or the SEC, other regulatory agencies and a number of investment banks, which was reached in 2003, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for a company such as ours, with a smaller market capitalization, to attract independent financial analysts that will cover our common stock. This likely has had and could have a negative effect on the market price of and trading volume for our stock.
Future sales of our common stock in the public market may cause our stock price to decline and impair our ability to raise future capital through the sale of our equity securities.
As of December 31, 2020, we had outstanding 9,779,147 shares of common stock, including 2,702,500 shares of our common stock issued in our initial public offering and 6,919,528 shares of common stock owned by non-affiliates and issued in private placements, prior to our initial public offering. The shares owned by non-affiliates can be traded without restriction under Rule 144 or otherwise at this time. In addition, 2,729,068 shares of common stock are owned by affiliates but can be traded subject to restrictions under Rule 144. In addition, we have registered all shares that may be issued pursuant to our 2013 Stock Incentive

Plan and the 2014 Omnibus Performance Award Plan. Sales of a large number of these securities on the public market or the perception that a large number of shares may be sold could reduce the market price of our common stock or impair our ability to raise capital.
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
Our restated certificate of incorporation and restated bylaws contain provisions that could discourage, delay or prevent a merger, acquisition or other change in control of our company or changes in our board of directors that our stockholders might consider favorable, including transactions in which you might receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove management. These provisions:
▪allow the authorized number of directors to be changed only by resolution of our board of directors;
▪provide for a classified board of directors, such that not all members of our board will be elected at one time;
▪prohibit our stockholders from filling board vacancies, limit who may call stockholder meetings, and prohibit the taking of stockholder action by written consent; and
▪require advance written notice of stockholder proposals that can be acted upon at stockholder's meetings and of director nominations to our board of directors.
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
As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. We expect that these expenses will increase if we no longer qualify as a “smaller reporting company”. We have invested and intend to invest resources to comply with evolving laws, regulations and standards. This investment has resulted in increased general and administrative expenses and may divert management’s time and attention from product development and commercial activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain the listing of our common stock on the NYSE AMERICAN which would likely have a material adverse effect on the trading price of our common stock.
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
Our internal control over financial reporting as a public company requires us to meet the standards required by Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act has and, in the future, could result in material misstatements of our annual or interim financial statements and have a material adverse effect on our business and share price.
We are required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. This requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment includes the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting, including the audit committee of the board of directors.
Finally, as a public company we believe that we will need to continue to expand our accounting resources, including the size and expertise of our internal accounting team, to, among other things, effectively execute a quarterly close process in an appropriate time frame for a public company. We have experienced difficulties in maintaining such resources and we may be unsuccessful or unable to sufficiently expand these resources. As a result, we may not be able to produce U.S. generally accepted accounting principles (GAAP) compliant financial statements in a time frame required to comply with our reporting requirements under the Exchange Act, and the financial statements we produce may contain material misstatements or omissions. This could cause investors to lose confidence in our financial reports and our financial reporting generally, which could lead to a decline in the trading price of our common stock.
We may pursue acquisitions that involve inherent risks related to potential internal control weaknesses and significant deficiencies which may be costly for us to remedy and could impact management assessment of internal control effectiveness.
Although our independent registered public accounting firm will not be required to formally attest to our internal control effectiveness while we are a smaller reporting company, management is still responsible for assessing internal control effectiveness at a consolidated level. If we acquire companies and integrate them into our business, the process of integrating our existing operations with entities that could potentially have material weaknesses and/or significant deficiencies may result in unforeseen operating difficulties and may require significant financial resources to remedy any material weaknesses or significant deficiencies that would otherwise be available for the ongoing development or expansion of our existing business. These potential material weaknesses and deficiencies may be costly for us to remedy and properly assess internal control effectiveness.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following sets forth our facilities as of December 31, 2020.

Principal Uses	Location	Approximate Square Footage	Owned or Leased
Headquarters, Sales, Engineering, and Manufacturing	Auburn Hills, Michigan	150,000	Leased
Sales, Engineering, and Manufacturing	LaFayette, Georgia	150,000	Owned
Sales, Engineering, and Manufacturing	Monterrey, Mexico	91,000	Leased
Manufacturing	Querétaro, Mexico	74,000	Leased
Sales, Engineering, and Manufacturing	Louisville, Kentucky	73,000	Owned
Sales, Engineering, and Manufacturing	Concord, Michigan	72,000	Leased
Sales, Engineering, and Manufacturing	London, Ontario	35,000	Leased
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is listed for trading on the NYSE American stock exchange under the symbol “UFAB.” As of March 29, 2021, there were 16 holders of record of the Company's common stock. Because many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.
We paid a dividend of $0.05 per share in the first quarter of 2019. We do not intend to declare and pay any dividends on our common stock in the near future and are restricted from doing so by our Credit Agreement, as amended, until January 1, 2022 and then subject to certain restrictions which may restrict or limit the amounts we can pay as dividends or preclude the payment of dividends altogether. We also are prohibited by the forbearance agreement from making any payment, transfer, or distribution out of the ordinary course of business without the prior written consent of the Lenders during the forbearance periods which ends on June 15, 2021. We currently intend to use our future earnings, if any, to reduce our indebtedness, fund our growth and working capital needs, invest in developing our business and new markets, and for general corporate purposes. Any payment of dividends will be at the discretion of Unique’s board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Unique’s board of directors may deem relevant.
Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders (1)	726,500	$4.53	468,500
Equity compensation plans not approved by security holders	—	$—	—
(1) Includes options approved under the 2013 Stock Incentive Plan and 2014 Omnibus Performance Award Plan that were granted to employees of the Company and the board of directors and were registered on Form S-8 (333-206140) on August 6, 2015. Also includes additional shares under the 2014 Omnibus Performance Award Plan that were registered on Form S-8 (333-212193) on June 23, 2016, as well as additional shares under the 2014 Omnibus Performance Award Plan that were registered on Form S-8 (333-248110) on August 18, 2020.

Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements for the twelve months ended December 31, 2020 and December 29, 2019 included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis include forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in other sections of this Annual Report on Form 10-K, particularly in “Business,” “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes and assume no obligation to update the forward-looking statements herein, except as may be required by law.
For discussion of results of operations for the year ended December 29, 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K/A, filed with the SEC on March 30, 2020.
Basis of Presentation
The Company’s policy had been that fiscal years end on the Sunday closest to the end of the calendar year end. Our 2020 fiscal year ended on December 31, 2020, the 2019 fiscal year end ended on December 29, 2019. Beginning in 2020, the Company began to report on a calendar quarter end and calendar year end basis. Results for December 30 and December 31, 2019 are included in the 2020 fiscal year results. This change had an immaterial impact on our 2020 result of operations. All year and twelve month references prior to 2020 relate to the Company’s fiscal year, unless otherwise stated. For ease of presentation, year and twelve months ended is used throughout this Annual Report on Form 10-K to represent both the current year calendar periods and the prior year fiscal year periods.
The Company’s operations are classified in one reportable business segment. Although we have expanded the products that we manufacture and sell to include components used in the appliance, medical and consumer off-road markets, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. Our manufacturing locations have capabilities to produce diverse products utilizing multiple processes to serve various markets. The manufacturing operations for our transportation, appliance, medical and consumer off-road products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.
We are a “smaller reporting company,” which allows us to take advantage of the SEC’s scaled disclosure requirements for smaller reporting companies. As a smaller reporting company, we have not disclosed selected financial data, unaudited quarterly financial information, contractual obligations, or qualitative and quantitative information about market risk. We also have included only two years of consolidated financial statements in this Annual Report on Form 10-K, which is permitted under the scaled disclosure requirements for smaller reporting companies. As a smaller reporting company, we also are exempt from certain other disclosure requirements, which we have taken advantage of, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Overview
Unique Fabricating, Inc. (the “Company” or “Unique”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in NVH management, acoustical management, water and air sealing, decorative and other functional applications. Unique leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, HVAC, seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners personal protection equipment, and packaging. The Company is headquartered in Auburn Hills, Michigan.
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
Unique Fabricating derives most of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe Unique Fabricating has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, Unique Fabricating’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique Fabricating’s products perform similar functions for appliances medical and consumer off-road systems, improving thermal characteristics, reducing noise and prolonging equipment life. We primarily operate within the highly competitive and cyclical automotive parts industry.
Recent Developments
Coronavirus
The Company’s results for the twelve months ended December 31, 2020 were adversely affected by the COVID-19 pandemic, which resulted in the idling of most of our automotive customers’ facilities beginning in mid-March 2020 and continuing until June. In response to the unprecedented uncertainty related to the impact the COVID-19 pandemic is having on the global automotive industry, the Company has taken actions to reduce costs and increase financial flexibility. These actions include actively managing costs, capital expenditures, and working capital. Additionally, the Company received a loan of approximately $6.0 million pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act. Refer to Note 8, in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Paycheck Protection Program loan.
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
Our supply chain has been adversely affected by the COVID-19 outbreak. Throughout 2020 we worked with our supply chain to minimize the impact to our customers by improving our suppliers’ visibility of our future demand requirements, utilizing substitutions when possible, and incurring additional freight costs to expedite the delivery of materials from supplier and product to our customers. These additional costs cannot always be passed to our customers and when we are able to pass them to our customers the cost is sometimes delayed due to competitive pressures. Supply chain disruptions have continued into 2021 and they have impacted the entire North American transportation market as well as the other markets.
Due to the inherent uncertainty of the unprecedented and situation including the duration of the actions taken by our various customers and governments, we are unable to determine the full impact of the COVID-19 pandemic on our future operations.
Organizational Changes
On April 2, 2020, the Company named a new Chief Financial Officer (“CFO”) of the Company. The Company’s previous CFO resigned effective October 11, 2019.
During January 2020, we hired new Directors of Human Resources and Purchasing as we continue to strengthen our management team to enable the achievement of our growth and operational targets.
On September 17, 2019, the Company named a new President and Chief Executive Officer (“CEO”) of the Company, who began employment with the Company on September 30, 2019.
The Company’s previous President and CEO resigned by mutual agreement with the Company on May 6, 2019 and subsequently resigned as a member of the Company’s board of directors on July 30, 2019. The Company incurred one-time restructuring costs of $0.7 million during the twelve months ended December 29, 2019 in connection with the former CEO’s resignation.
Salaried Restructuring
On May 15, 2019 and February 1, 2019, the Company announced that in order to reduce fixed costs it would be eliminating several salaried positions. The Company provided the affected employees severance pay, health benefits continuation and job search assistance. This reduction took place and the Company incurred restructuring costs of $0.3 million in the twelve months ended December 29, 2019.
During the fourth quarter of 2019, the Company made additional net reductions of 12 salaried positions as part of a streamlining of the company to improve efficiency and better align the organization to its new structure, targets, and vision. There was an immaterial impact on 2019 costs. Some of the resulting cost savings have been used to add specific capabilities in Engineering, Finance, Human Resources, and Purchasing.
Bryan Facility Closure
On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. Approximately 43 positions were eliminated as a result of the closure. The Company’s decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in our other facilities.
The Company moved Bryan, Ohio production to its existing manufacturing facilities in Querétaro, Mexico and LaFayette, Georgia. The Company provided the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company has continuing cash flows from the production that was moved to other facilities within the Company.
The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities and accelerated depreciation of the building right-of-use lease asset, was approximately $0.6 million during the twelve months ended December 31, 2020.

Evansville Facility Closure
On July 16, 2019, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company ceased operations at the Evansville facility during the fourth quarter of 2019, an approximately 47 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in our other facilities.
The Company moved existing Evansville production to its manufacturing facilities in LaFayette, Georgia, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company has continuing cash flows from the production that was moved to other facilities within the Company.
The Company incurred costs of $0.6 million during the twelve months ended December 31, 2020, which consisted primarily of the relocation of equipment, the disposal of equipment and inventory, and the impairment of the ROU asset for the leased warehouse. Also included in this amount is a non-cash loss related to the loss on the sale of the Evansville building. All of these costs were recorded to the restructuring expense line in continuing operations in the Company’s consolidated statements of operations.
The Company had $0.7 million and $1.1 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of December 31, 2020 and December 29, 2019, respectively. The Company has secured a sublease of roughly 11% of the facility.
The table below summarizes the restructuring activity during the twelve months ended December 31, 2020 and December 29, 2019:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands)
Former CEO severance salary	$—	$721
Salaried workforce reduction	—	245
Evansville severance	—	331
Evansville other	469	692
Lease related expenses	225	385
Bryan severance	—	378
Bryan other	536	—
Total restructuring expense	$1,230	$2,752

Goodwill
The Company performed the annual quantitative assessment as of December 31, 2020, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 70.0%. Key assumptions used in the analysis were a discount rate of 13.0%, EBITDA margin of 8% in 2021 and at least 9.5% thereafter and a terminal growth rate of 2.5%. Future events and changing market conditions may, however, lead the Company to reevaluate the assumptions that have been used to test for goodwill impairment, including key assumptions used in the expected EBITDA margins, cash flows and discount rates, as well as other assumptions with respect to matters out of the Company’s control, such as discount rates and market multiples of comparable companies.
During the second quarter of 2019, the Company experienced a decline in market capitalization, which under applicable accounting standards, is a potential indicator of impairment. As a result, the Company performed an interim quantitative assessment as of June 30, 2019, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the Company exceeded the fair value of the Company by $6.8 million and, accordingly, an impairment was recorded during the second quarter of 2019. Key assumptions used in the analysis were a discount rate of 12.5%, EBITDA margin of 5.7% for the last seven months of 2019, 9.25% EBITDA margin for 2020 increasing to 10.0% for 2023, and a terminal growth rate of 2.0%. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables. Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were a 50 basis point decline in EBITDA margin used to determine expected future cash flows would have resulted in an additional impairment of approximately $12.3 million. No such further indicators of impairment were identified during the remaining two quarters of the year ended December 29, 2019.

Comparison of Results of Operations for the Twelve Months Ended December 31, 2020 and December 29, 2019
Net Sales

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands)
Net Sales	$120,214	$152,489
Net sales for the twelve months ended December 31, 2020 were approximately $120.2 million compared to $152.5 million for the twelve months ended December 29, 2019, representing a decrease of 21.2%. The decrease in net sales in 2020 was primarily caused by the COVID-19 pandemic, which idled our automotive customers’ facilities for several months. Also contributing to the decrease in net sales was the end of certain transportation customer programs, and lost sales from facility closures.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands)
Materials	$63,034	$78,826
Direct labor and benefits	19,092	22,916
Manufacturing overhead	14,929	16,601
Sub-total	97,055	118,343
Depreciation	2,488	2,638
Cost of sales	99,543	120,981
Gross Profit	$20,671	$31,508

Cost of Sales as a Percent of Net Sales

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
Materials	52.4%	51.7%
Direct labor and benefits	15.9%	15.0%
Manufacturing overhead	12.4%	10.9%
Sub-total	80.7%	77.6%
Depreciation	2.1%	1.7%
Cost of Sales	82.8%	79.3%
Gross Profit	17.2%	20.7%
The increase in cost of sales as a percentage of net sales in 2020 was attributable to lower sales, resulting in an under absorption of manufacturing overhead. The increase in direct labor and benefits as a percent of net sales during 2020 is mainly driven by labor premiums throughout the year. The Company continued to provide health and other employee benefits during the COVID-19 related shut downs, without employee contributions, also contributed to the increase. Material cost as a percentage of net sales increased due to lower material utilization related to production moves from previously completed facility closures.
Selling, General and Administrative Expenses (“SG&A”)

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands, except percentages)
SG&A, exclusive of depreciation and amortization	$20,887	$22,349
Depreciation and amortization	4,597	4,402
SG&A	$25,484	$26,751
SG&A as a % of net sales	21.2%	17.5%
Selling, general, and administrative expenses for the twelve months ended December 31, 2020 decreased $1.3 million to $25.5 million, compared to $26.8 million for the twelve months ended December 29, 2019. The decrease was driven by cost reduction activities including plant closures, reduced management and commission expenses, and lower health care costs. Partially offsetting these cost savings were increased professional fees primarily related to the finance and information technology support.
Operating Loss
Operating loss for the twelve months ended December 31, 2020 was $6.0 million compared to an operating loss of $4.8 million for the twelve months ended December 29, 2019. The increased operating loss in 2020 was primarily a result of $10.8 million lower gross profit. Offsetting the reduced gross profit was $1.5 million less restructuring expenses in 2020 and the $6.8 million goodwill impairment charge during 2019 that did not reoccur.
Non-Operating Expense
Non-operating expense for the twelve months ended December 31, 2020 was $3.5 million compared to $4.3 million for the twelve months ended December 29, 2019. The change in non-operating expense was primarily driven by interest expense. Interest expense was approximately $3.6 million for the twelve months ended December 31, 2020, compared to 4.3 million for the twelve months ended December 29, 2019. The decrease in interest expense is primarily driven by the lower interest rate composition of our debt compared to last year.
Income before Income Taxes
As a result of the foregoing factors, loss before income taxes for the twelve months ended December 31, 2020 was $9.5 million, compared to a loss of $9.0 million for the twelve months ended December 29, 2019.
Income Tax Provision
For the twelve months ended December 31, 2020, income tax benefit was $3.8 million, and the effective income tax rate was 40%. The effective tax rate was higher than the statutory rate of 21.0% primarily due to the impact of net operating loss carry backs from 2020 and 2019. For the twelve months ended December 29, 2019, income tax expense was less than $0.1 million, and the effective income tax rate was 0%. The effective tax rate was lower than the statutory rate of 21.0% primarily due to earnings generated in Mexico and Canada, which both have higher statutory income tax rates than the U.S., and the U.S.

taxation of foreign earnings under the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cut and Jobs Act, partially offset by tax credits.
Net Loss
Net loss for the twelve months ended December 31, 2020 was $5.7 million compared to net loss of $9.1 million during the twelve months ended December 29, 2019. The decrease in net loss was primarily driven by increased income tax benefit in 2020, goodwill impairment charges in 2019 not recurring, and lower restructuring and interest expenses. These impacts offset the $10.8 million reduction of gross profit, which was driven by the effects of the COVID-19 pandemic on sales and production costs.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flow from operations and borrowings under our Amended and Restated Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service.
As of December 31, 2020 and December 29, 2019, we had a cash balance of $0.8 million and $0.7 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of December 31, 2020 and December 29, 2019, we had $5.7 million and $6.8 million, respectively, available for borrowing under our amended and restated credit facility, subject, in each case, to borrowing base restrictions, compliance with the terms of the facility and outstanding letters of credit. Assuming that we are able to agree on a waiver of defaults by our lenders and an amendment to our Amended and Restated Credit Facility which do not restrict borrowings, we believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility are sufficient to meet our projected cash requirements for at least the next twelve months.
In 2021, we plan to commit to approximately $4.0 million in capital expenditures, primarily to add new production equipment as we expand and automate our production capabilities, upgrade existing equipment and facilities, and improve our information technology software and hardware throughout our locations. The forbearance agreement, during the forbearance period prohibits any payment to acquire illiquid assets other than ordinary course capital expenditures.
We may elect to pursue additional growth opportunities that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities could be materially adversely affected.
Dividends
Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements. Our Amended Credit Agreement contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.
Cash Flow Data
The following table presents cash flow data for the periods indicated.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$(1,370)	$12,020
Investing activities	$(1,536)	$(2,640)
Financing activities	$3,016	$(10,141)
Operating Activities
Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization; amortization of debt issuance costs; gain or loss on sale of assets; gain or loss on extinguishment of debt; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary drivers of the impact COVID-19 pandemic on the Company’s operating results.

During the twelve months ended December 31, 2020, net cash used in operating activities was $1.4 million, compared to cash provided by operating activities of $12.0 million for the twelve months ended December 29, 2019.
Net cash used by operating activities for the twelve months ended December 31, 2020 was adversely impacted by increases in prepaid expenses and refundable taxes. Overall operating cash flows decreased as a result of the impact of COVID-19 pandemic on the business.
The net cash provided by operating activities for the twelve months ended December 29, 2019 was positively impacted by decreases in inventory and accounts receivable representing a renewed focus on the management of those two areas.
Investing Activities
Cash used in investing activities consists principally of purchases of property, plant and equipment. In the twelve months ended December 31, 2020, we made capital expenditures of $2.4 million. In the twelve months ended December 29, 2019, we made capital expenditures of $2.8 million.
Financing Activities
Cash flows (used in) provided by financing activities consisted primarily of borrowings and payments under our senior credit facilities, and payment of debt issuance costs.
In the twelve months ended December 31, 2020, we had inflows of $3.0 million primarily due to $6.0 million of the disbursement of the PPP loan. This inflow was primarily offset by $3.2 million in payments on our term loans and capital expenditure line, as further discussed in Note 8 to our consolidated financial statements.
As of December 31, 2020, $11.7 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the revolving credit facility are subject to a borrowing base which is reduced to the extent of letters of credit issued under the senior credit facility. The maximum amount available was further subject to borrowing base restrictions, resulting in a net availability of $5.7 million at December 31, 2020, which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. Amounts repaid under the revolving credit facility will be available to be re-borrowed, subject to borrowing base restrictions and compliance with the terms of the facility.
As of December 29, 2019, $11.7 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the revolving credit facility are subject to a borrowing base which is reduced to the extent of letters of credit issued under the new senior credit facility. As of December 29, 2019, the maximum additional available borrowings under the revolving credit facility was $11.3 million, which is further subject to borrowing base restrictions.
Our Debt
On November 8, 2018, the US Borrower and the CA Borrower, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the existing Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Amended and Restated Credit Agreement, provided for borrowings under the Revolver up to $30.0 million, the US Term Loan up to $26.0 million, the CA Term Loan up to $12.0 million, created a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020, and extended the maturity dates of all borrowings from April 28, 2021 to November 7, 2023. The Amended and Restated Credit Agreement provides for and required quarterly principal payments of the US Term Loan of $0.3 million through September 30, 2020, $0.6 million thereafter through September 30, 2021, and $0.8 million thereafter though maturity. The CA Term Loan requires quarterly principal payments in the amount of $0.4 million, with a lump sum due at maturity. Finally, the agreement made certain changes to the Company's covenants and financial covenant ratios.
Covenant Compliance and Amendments to the Amended and Restated Credit Agreement
As of March 31, 2019, the Company was not in compliance with the total leverage ratio financial covenant. As a result of this non-compliance, on May 7, 2019, the US Borrower and the CA Borrower entered into the waiver and First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The First Amendment temporarily waived the default on the March 31, 2019 covenant violation until the earlier of June 15, 2019 and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as necessary, taking into account the Borrowers current and future financial condition.
On June 14, 2019, the Company entered into the Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Second Amendment revised the waiver period as defined with respect to the March 31, 2019 covenant violation and resulting default until the earlier of June 30, 2019 (which was June 15, 2019 under the First Amendment to the Amended and Restated Credit Agreement) and the execution and delivery of a further amendment revising the calculation of the total leverage ratio and such other financial covenants as are necessary taking into account the Borrowers, then current and future financial condition.

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
On July 16, 2019, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with Citizens, acting as Administrative Agent, and the other lenders. The Fourth Amendment provided a permanent waiver by the Lenders and Agent with respect to the Borrower's non-compliance with the total leverage ratio financial covenant, as defined, as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permitted distributions as long as the Borrower is in compliance with specified conditions, including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions, total leverage ratio is not more than 2.00 to 1.00, post distribution debt service coverage ratio ("DSCR"), as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions.
On August 7, 2019, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement and Loan Documents (The "Fifth Amendment"). The Fifth Amendment amended the definition of unadjusted consolidated EBITDA to include consolidated net income plus the sum of interest expense, tax expense, depreciation and amortization expense, and non-cash impairment charges of goodwill. The Company did not pay dividends following the Fifth Amendment.
On April 3, 2020, the Company entered into the Sixth Amendment to the Amended and Restated Credit Agreement and Loan Documents (The “Sixth Amendment”). The Sixth Amendment amended the definition of Consolidated EBITDA to include, as an addition to consolidated net income, solely for the purposes of (i) calculating Total Leverage Ratio under Section 7.1(a) of the Credit Agreement for the first and second quarters of the 2020 fiscal year, an amount equal to $0.6 million resulting from a non-cash inventory write-off taken during the third fiscal quarter in fiscal 2019, (ii) amended the definition of “fiscal year” to reflect that we changed our fiscal year to end on December 31, commencing with the 2020 fiscal year, (iii) eliminated the requirement for a monthly Covenant Compliance Report and (iv) provided for payment of the Capex Loan principal installment that was due December 31, 2019.
Due to the impact of the COVID-19 pandemic on the Company and the global automotive industry, the Company anticipated that it was likely that the EBITDA for the twelve months ended June 30, 2020 would not be sufficient to comply with financial covenants. In response to the anticipated impact of COVID-19, on April 23, 2020, the Borrowers entered into the Seventh Amendment (the “Seventh Amendment”) to the Amended and Restated Credit Agreement. The Seventh Amendment, among other things, (i) permitted additional indebtedness in the form of unsecured loans authorized pursuant to and in compliance with the CARES Act under the Paycheck Protection Program of the U.S. Small Business Administration, in an aggregate amount not to exceed $6.0 million; (ii) deferred the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and Capital Expenditure Line, with the deferred principal amounts payable at the existing maturity dates; (iii) waived the requirement to test Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the fiscal quarter ended June 30, 2020; (iv) allowed the release of the lien on the Evansville, Indiana property and for the net cash proceeds from its sale to be applied against any outstanding balance on the Revolver, without permanently reducing the Revolving Credit Aggregate Commitment; (v) added a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) added a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
On August 7, 2020, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Amended and Restated Credit Agreement and Loan Documents. The Eighth Amendment, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The definition of Consolidated EBITDA has been amended to include as an addition to Consolidated Net Income (i) costs and expenses incurred in connection with the Eighth Amendment not to exceed $175,000, (ii) restructuring expenses not to exceed $500,000 in any 12 month period, (iii) costs incurred with respect to the purchase and implementation of the ERP system not to exceed (A) $200,000 during each fiscal quarter in 2020 and (B) $100,000 during each fiscal quarter in 2021, and (iv) to the extent added in calculating Consolidated Net Income any portion of the PPP loan that has been forgiven and cancelled. The Eighth Amendment also amended the calculation of certain financial covenants based upon 12 month results to effectively exclude results of the quarter ended June 30, 2020. The calculation of Maximum Total Leverage Ratio has been amended, commencing with the quarter ending September 30, 2020 and through and including the quarter ending March 31, 2021, to annualize Consolidated EBITDA for the periods beginning July 1, 2020 through the date of calculation The calculation of Minimum Debt Service Coverage Ratio for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 are based upon results for one, two and three quarters, respectively. The Eighth Amendment further adds a Minimum Liquidity requirement to be calculated monthly through

June 30, 2021 and Minimum Consolidated EBITDA for each measurement period, as defined, through June 30, 2021. The Eighth Amendment permits distributions by US Borrower to the Parent to be declared and made only after December 31, 2021 provided certain conditions are satisfied.
The Company’s financial results for the six months ended December 31, 2020 have resulted in violations of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement. The Company has entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company will be able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders have agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into a forbearance agreement will not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. During the forbearance period, the Company may not make any payment, transfer, or distribution out of the ordinary course of business or payments, including salary or compensation or distributions to or for the benefit of any member, owner, or director other than normal and customary employment salaries which do not exceed sums paid for similar positions in the Company’s marketplace.
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

Reconciliation of Net Income to Consolidated EBITDA
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA, as defined in our Credit Agreement, a non-GAAP measure:

Six Months Ended December 31, 2020
(In thousands)
Net income	$914
Plus:
Interest expense, net	1,319
Income tax expense (benefit)	(2,125)
Depreciation and amortization	3,627
Management fees	112
Non-cash stock awards	60
Non-recurring expenses (a)	69
Goodwill impairment	—
Restructuring expenses (b)	—
ERP system implementation consulting and licensing costs (c)	114
Financing expenses (d)	—
Consolidated EBITDA, as defined	$4,090

Total Consolidated Indebtedness, as defined (e)	$44,359
Consolidated EBITDA, as defined	$4,090
Total leverage ratio (f)	5.4
Covenant requirement	3.5
_________________________________
(a)    Represents any other non-recurring, non-cash gains during such period, including without limitation, (i) gains from the sale or exchange of assets other than in the ordinary course of business, and (ii) gains from early extinguishment of Indebtedness or Hedging Agreements

(b)    Represents restructuring costs and expenses incurred from time to time at various locations, in an aggregate amount under the definition, during any twelve-month period, not to exceed $500,000
(c)    Represents cost incurred with respect to the purchase and implementation of the Company’s enterprise resource planning system, in an aggregate amount under the definition, not to exceed (i) $200,000 during each of the Company’s fiscal quarters in 2020, (ii) $100,000 during each of the Company’s fiscal quarters in 2021, and (iii) $0 with respect to any calculation thereafter
(d) Represents costs and expenses incurred in connection with the Eighth Amendment to the Amended and Restated Credit Agreement, in an aggregate amount not to exceed $175,000
(e) Total Consolidated Indebtedness, as defined, excludes the $6.0 million PPP loan for covenant purposes until final determination by the SBA and Lender on whether the PPP loan will be forgiven
(f) Ratio of Total Consolidated Indebtedness, as defined, divided by Consolidated EBITDA, as defined. To calculate the Total Leverage Ratio at December 31, 2020, the Consolidated EBITDA for the six months ended December 30, 2020 is annualized by multiplying it by 2
Off Balance Sheet Arrangements
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
Acquisitions. In accordance with accounting guidance for the provisions in Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.
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

Revenue Recognition. Revenue is recognized by the Company once all performance obligations under the terms of a contract with the Company's customers are satisfied. Generally, this occurs with the transfer of control of its automotive, HVAC, and other products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.
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
Stock Based Compensation. The Company accounts for its stock-based compensation using the fair value of the award estimated at the grant date of the award. The Company estimates the fair value of awards, consisting of stock options, using the Black Scholes option pricing model. Compensation expense is recognized in earnings using the straight-line method over the vesting period, which represents the requisite service period.
Accounts Receivable Allowance. Establishing valuation allowances for doubtful accounts requires the use of estimates and judgment regarding the risks associated with ultimate realization. We establish the allowance for doubtful accounts based upon an analysis of the aging of receivables at the end of each period with consideration given to specific customer credit issues. Changes to our assumptions could materially affect our recorded allowance. The Company has a large and diverse customer base with no customer greater than 10% of the total receivables at any point of time. A general economic downturn or other significant economic factor could result in higher than expected defaults resulting in the need to revise the allowance.
Inventories. Inventories are valued at lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Inventory includes the cost of materials, labor, and overhead. Abnormal amounts of idle facility expense, freight in, handling costs and spoilage are recognized as current period charges. Overhead is allocated to inventory based upon normal capacity at the production facility.
Goodwill. We review our goodwill for impairment annually as part of our year-end procedures, or whenever adverse events or changes in circumstances indicate a possible impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a one-step process is used which requires estimating the fair value of each reporting unit compared to the carrying value. If the carrying value exceeds the estimated fair value, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
The Company performed the annual quantitative assessment as of December 31, 2020, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 70.0%. Key assumptions used in the analysis were a discount rate of 13.0%, EBITDA margin of 8% in 2021 and at least 9.5% thereafter and a terminal growth rate of 2.5%. Future events and changing market conditions may, however, lead the Company to reevaluate the assumptions that have been used to test for goodwill impairment, including key assumptions used in the expected EBITDA margins, cash flows and discount rates, as well as other assumptions with respect to matters out of the Company’s control, such as discount rates and market multiples of comparable companies.
There are many uncertainties regarding the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. As a result, if there is an adverse change to the Company’s projected financial information, due to business performance or market conditions, this may be indicative that the fair value of its reporting units and indefinite-lived intangible assets have declined below their carrying values, which may result in non-cash goodwill or intangible asset impairment charges in a future period.
Impairment and Amortization of Long-Lived and Intangible Assets. Our identifiable intangible assets are amortized on a straight-line basis, which approximates the pattern in which the economic benefit of the respective intangible is realized, over its estimated useful life. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. Our long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever adverse events or changes in circumstances indicate that the related carrying amount may be impaired. An impairment loss is recognized when the carrying value of a long-lived asset exceeds its fair value. Significant judgments and estimates are used by management when evaluating long-lived assets for impairment. If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.
Income Taxes. Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.
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
Recently Issued Accounting Pronouncements
Refer to Note 3 to the consolidated financial statements in Part II Item 8. of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Unique Fabricating, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unique Fabricating, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and December 29, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the fiscal years ended December 31, 2020 and December 29, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2020 and December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is not in compliance with certain covenants of its long-term credit agreement and does not have sufficient liquidity to repay the debt, which is now currently due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Cash and Inventory – Refer to Notes 2 and 5 to the financial statements and Management’s Report on Internal Control Over Financial Reporting
Critical Audit Matter Description
In connection with preparing its financial statements for the year ended December 31, 2020, the Company identified errors that were not detected timely as a result of material weaknesses within certain controls. As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company did not maintain effective internal control over financial reporting and identified material weaknesses related to its control environment, risk assessment, monitoring, and control activities, including ineffective controls over (1) the review and approval of manual journal entries and (2) cash and inventory account reconciliation processes.

We identified a critical audit matter related to cash and inventory as a result of the errors and material weaknesses, which required us to modify the nature and extent of audit effort as it relates to these accounts, including the use of more experienced engagement team members and the extent of direction and supervision of engagement team members.
How the Critical Audit Matter Was Addressed in the Audit
Our response to the critical audit matter identified above was to use more experienced engagement team members in conducting our audit procedures, increase the direction and supervision of engagement team members, increase the extent of testing, and modify the nature of audit procedures performed.

/s/ Deloitte & Touche LLP
Detroit, Michigan
April 15, 2021
We have served as the Company’s auditor since 2016

UNIQUE FABRICATING, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2020	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$760	$650
Accounts receivable, net	23,759	24,701
Inventories, net	11,951	13,047
Prepaid expenses and other current assets:
Prepaid expenses and other	5,643	2,108
Refundable taxes	4,027	1,049
Assets held for sale	—	1,003
Total current assets	46,140	42,558
Property, plant, and equipment, net	22,383	23,415
Goodwill	22,111	22,111
Intangible assets	7,605	11,625
Other assets:
Operating leases	10,415	—
Investments, at cost	1,054	1,054
Deposits and other assets	579	226
Deferred tax asset	893	679
Total assets	$111,180	$101,668
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,892	$9,324
Current maturities of long-term debt	35,864	2,847
Income taxes payable	204	—
Revolver, current maturities	11,494	—
Accrued compensation	792	1,225
Other accrued liabilities	4,551	1,979
Total current liabilities	63,797	15,375
Long-term debt, net of current portion	2,999	33,220
Revolver	—	11,418
Other long-term liabilities:
Deferred tax liability	—	1,324
Other long term liabilities	10,519	871
Total liabilities	77,315	62,208
Stockholders’ Equity:
Common stock, $0.001 par value – 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at December 31, 2020 and December 29, 2019, respectively	10	10
Additional paid-in-capital	46,126	46,011
Accumulated deficit	(12,271)	(6,561)
Total stockholders’ equity	33,865	39,460
Total liabilities and stockholders’ equity	$111,180	$101,668

The accompanying notes are an integral part of these Consolidated Statements.

UNIQUE FABRICATING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
Net Sales	$120,214	$152,489
Cost of Sales	99,543	120,981
Gross Profit	20,671	31,508
Selling, general, and administrative expenses	25,484	26,751
Impairment	—	6,760
Restructuring expenses	1,230	2,752
Operating loss	(6,043)	(4,755)
Other income (expense)
Other, net	157	11
Interest expense	(3,608)	(4,287)
Other expense, net	(3,451)	(4,276)
Loss before income tax (benefit)	(9,494)	(9,031)
Income tax expense (benefit)	(3,784)	37
Net loss	$(5,710)	$(9,068)
Net loss per share
Basic	$(0.58)	$(0.93)
Diluted	$(0.58)	$(0.93)
Dividends declared per share	$—	$0.05

The accompanying notes are an integral part of these Consolidated Statements.

UNIQUE FABRICATING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance - December 31, 2018	9,779,147	$10	$45,881	$2,997	$48,888
Net loss	—	—	—	(9,068)	(9,068)
Stock option expense	—	—	130	—	130
Cash dividends paid	—	—	—	(490)	(490)
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss	—	—	—	(5,710)	(5,710)
Stock option expense	—	—	115	—	115
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865

The accompanying notes are an integral part of these Consolidated Statements.

UNIQUE FABRICATING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
Cash Flows from Operating Activities:
Net loss	$(5,710)	$(9,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	—	6,760
Inventory adjustment	—	1,742
Depreciation and amortization	7,085	6,863
Amortization of debt issuance costs	189	177
Loss on sale of assets	464	68
Bad debt adjustment	740	243
Loss on derivative instrument	329	578
Stock option expense	115	130
Deferred income taxes	(1,539)	(1,132)
Accounts receivable	202	5,888
Inventory	1,096	2,584
Prepaid expenses and other assets	(6,864)	(570)
Accounts payable	1,236	(1,104)
Accrued and other liabilities	(830)	(1,138)
Other, net	2,117	—
Net cash provided by (used in) operating activities	(1,370)	12,021
Cash Flows from Investing Activities:
Capital expenditures	(2,425)	(2,759)
Proceeds from sale of property and equipment	889	119
Net cash used in investing activities	(1,536)	(2,640)
Cash Flows from Financing Activities:
Net change in bank overdraft	332	(1,036)
Proceeds from debt	—	1,300
Payments on term loans and capital expenditure line	(3,161)	(3,350)
Payments on revolving credit facilities	(29,576)	(29,586)
Proceeds from revolving credit facilities	29,573	23,021
Debt issuance costs	(151)	—
Proceeds from PPP Note	5,999	—
Proceeds from exercise of stock options and warrants	—	—
Distribution of cash dividends	—	(490)
Net cash provided by (used in) financing activities	3,016	(10,141)
Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	110	(760)
Cash and cash equivalents – beginning of period	650	1,410
Cash and cash equivalents – end of period	$760	$650
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,732	$4,104
Cash paid for income taxes	$52	$438

The accompanying notes are an integral part of these Consolidated Statements.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation
Nature of Business
Unique Fabricating, Inc. (the “Company”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer off-road markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in noise, vibration and harshness (“NVH”) management, acoustical management, water and air sealing, decorative and other functional applications. Unique leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, heating ventilating and air conditioning (“HVAC”), seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners, personal protection equipment, and packaging. The Company operates as one reportable segment and is headquartered in Auburn Hills, Michigan.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Going Concern
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company’s financial results for the six months ended December 31, 2020 resulted in a violation of certain of its financial covenants, as defined in the Company’s Credit Agreement (Note 8). As a result of the default, the lenders may accelerate the maturity of the debt and accordingly all debt subject to the Credit Agreement, totaling $44.4 million, has been classified as current as of December 31, 2020. On April 9, 2021, the Company and its lenders entered into a 68-day forbearance agreement during which the Company will be able to borrow on its Revolver, subject to availability, and the Lenders will not accelerate the maturity of the Company’s debt. However, the Company does not have sufficient cash and cash equivalents on hand or available liquidity to repay outstanding debt under the Credit Agreement at expiration of the forbearance agreement. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year following the date that these financial statements are issued.
In response to these conditions, the Company has been actively pursuing with Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent, and other lenders (collectively, the “Lenders”) a waiver or amendment of its financial covenants prior to expiration of the forbearance agreement. However, these plans have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All inter-company transactions and balances have been eliminated upon consolidation.
Fiscal Year and Quarterly Periods. Historically the Company’s year-end and quarter-end periods ended on the Sunday closest to the end of the calendar year and quarter-end periods. The fiscal year periods for 2020 and 2019 ended on December 31, 2020 and December 29, 2019, respectively. For 2020, the quarters which were three months and year to date periods which were three, six, nine, and twelve months, respectively, ended on March 31, June 30, September 30, and December 31, 2020. On March 13, 2020, the Company’s board of directors approved changing the Company’s year-end and quarter-end periods to match calendar year-end and quarter-end dates. The impact of this change on our 2020 result of operations is immaterial. All year, quarter, three month, and twelve month period references prior to 2020 relate to the Company’s fiscal year and fiscal quarters, as previously reported, unless otherwise stated. For ease of presentation, the Company refers to all annual periods

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
presented in this Annual Report on Form 10-K as either the twelve months ended or year ended and all quarterly periods as the three months or quarter ended.
Cash and Cash Equivalents.  The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The carrying value of cash and cash equivalents approximate fair value.
Accounts Receivable.  Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable collection in full of the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $1.2 million at December 31, 2020 and $0.9 million at December 29, 2019.
Inventories. Inventories are stated at the lower of cost or net realizable value, with cost determined on the first in, first out method (FIFO). The value of inventories is reduced for excess and obsolescence based on management's review of on-hand inventories compared to historical and estimated future sales and usage. The allowance for inventory valuation was $0.4 million and $1.0 million at December 31, 2020 and December 29, 2019, respectively.
Valuation of Long-Lived Assets.  The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined that no impairment indicators were evident, and all originally assigned useful lives remained appropriate during the years ended December 31, 2020 and December 29, 2019, respectively.
Property, Plant, and Equipment.  Property, plant, and equipment purchases are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the period of the related leases. Upon retirement or disposal, the initial cost or valuation and accumulated depreciation are removed from the accounts, and any gain or loss is included in the statement of operations.
Intangible Assets.  The Company does not hold any intangible assets with indefinite lives. Identifiable intangible assets recognized as part of a business combination are recorded at their estimated fair value at the time of the business combination. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were evident, and all originally assigned useful lives remained appropriate during the years ended December 31, 2020 and December 29, 2019.
Goodwill.  Goodwill represents the excess of the acquisition cost of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed from business combinations at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a one-step process is used which requires estimating the fair value of each reporting unit compared to its carrying value. If the carrying value exceeds the estimated fair value, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has one reporting and operating unit for goodwill testing purposes.
The Company performed the annual quantitative assessment as of December 31, 2020, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 70.0%. Key assumptions used in the analysis were a discount rate of 13.0%, EBITDA margin of 8% in 2021 and at least 9.5% thereafter and a terminal growth rate of 2.5%.
During the second quarter of 2019, the Company experienced a decline in market capitalization, which is a potential indicator of impairment. As a result, the Company performed an interim quantitative assessment as of June 30, 2019, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of June 30, 2019. There were no impairment charges recognized during the year ended December 31, 2020, however, $6.8 million of impairment charges were recognized during the year ended December 29, 2019.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Issuance Costs. Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are reported netted against the related debt instrument. Amounts paid to or on behalf of lenders are presented as debt discount, as a reduction of the noted debt instrument. Debt issuance costs on term debt are amortized using the straight-line basis over the term of the related debt (which is immaterially different from the required effective interest method) while those related to revolving debt are amortized using a straight-line basis over the term of the related debt.
Investments. Financial Accounting Standards Board (“FASB”) guidance requires certain equity securities to be measured at fair value, with changes in fair value recognized in earnings. For equity securities without readily determinable fair values, entities may elect to measure these securities at cost minus impairment, if any, adjusted for changes in observable prices. The Company has a cost method investment in its consolidated financial statements, and there is not a readily determinable value for this investment. Impairment losses due to a decline in the value of the investment that is other than temporary are recognized when incurred. No impairment loss was recognized for the years ended December 31, 2020 and December 29, 2019.
Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Dividend income of less than $0.1 million and $0.1 million was recognized for the years ended December 31, 2020 and December 29, 2019, respectively. No impairment loss was recognized for the years ended December 31, 2020 and December 29, 2019.
Stock Based Compensation.  The Company accounts for its stock-based compensation using the fair value of the award estimated at the grant date of the award. The Company estimates the fair value of awards, consisting of stock options, using the Black Scholes option pricing model. Compensation expense is recognized in earnings using the straight-line method over the vesting period, which represents the requisite service period. The Company accounts for forfeitures as they occur.
Revenue Recognition. Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.
See Note 4, Revenues, for further information on the Company’s revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 606.
Shipping and Handling. Shipping and handling costs are included in cost of sales as they are incurred.
Income Taxes.  A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the period. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized.
The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remains open. The Company had no unrecognized tax benefits as of December 31, 2020 or December 29, 2019. There were no penalties or interest recorded during the years ended December 31, 2020 or December 29, 2019.
Foreign Currency Adjustments. The Company’s functional currency for all operations worldwide is the United States dollar. Nonmonetary assets and liabilities of foreign operations are remeasured at historical rates and monetary assets and liabilities are remeasured at exchange rates in effect at the end of each reporting period. Income statement accounts are remeasured at average exchange rates for the year. Gains and losses from translation of foreign currency financial statements into United States dollars are classified in other income in the consolidated statements of operations.
Concentration Risks. The Company is exposed to various significant concentration risks as follows:
Customer and Credit
During the years ended December 31, 2020 and December 29, 2019, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly to General Motors Company (“GM”), Stellantis, and Ford Motor Company (“Ford”), as a percentage of total net sales were: 9%, 6%, and 6%, respectively, during the year ended December 31, 2020; 9%, 5%, and 3%, respectively, during the year ended December 29, 2019.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
None of the Company’s customers represented more than 10% percent of direct Company’s net sales for the years ended December 31, 2020 and December 29, 2019.
GM accounted for 7% and 8% of direct accounts receivable as of December 31, 2020 and December 29, 2019, respectively.
Labor Markets
At December 31, 2020, 49% of our employees are working in the United States, 47% are working in Mexico, and 4% are working in Canada. In the United States, 37% of the hourly work force is covered under collective bargaining agreements that expire in August of 2022 and February of 2023.
Foreign Currency Exchange
The expression of assets and liabilities in a currency other than the functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of operations using the exchange rates in effect at the time of the transaction. At December 31, 2020, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2021 may increase or decrease.
International Operations
The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the years ended December 31, 2020 and December 29, 2019, 22% and 18%, respectively, of the Company’s production occurred in Mexico. During the years ended December 31, 2020 and December 29, 2019, 9% and 8%, respectively, of the Company's production occurred in Canada. Sales derived from customers located in Mexico, Canada, and other foreign countries were 14%, 6%, and 2% percent, respectively during the year ended December 31, 2020, 21%, 10%, and 0% percent, respectively, during the year ended December 29, 2019.
Derivative financial instruments.  All derivative instruments are required to be reported on the consolidated balance sheets at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. See Note 9 for further information regarding the Company's derivative instrument makeup.
Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include allowances for doubtful accounts and sales returns, allowances for inventory obsolescence, useful lives of depreciable assets, fixed asset and goodwill impairment analyses, valuation allowances for deferred tax assets, stock options, and financial instruments. Actual results could differ from those estimates.
Reclassifications.
Certain prior period amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and the accompanying notes thereto. The Company’s consolidated statements of cash flows, presented above, has been recast to show the gross movements of payments on and proceeds from our revolving credit facility.

3. New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, “Leases” (“ASC 840”). The ASU requires lessees to recognize a right of use (“ROU”) asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The Company adopted the standard as of January 1, 2020, by applying the modified retrospective method without restatement of comparative periods’ financial information, as permitted by the transition guidance. The Company elected the practical expedients package

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company will not reassess whether any contracts entered prior to adoption are leases. The Company did not separate non-lease components from the associated lease component and, instead, elected to account for those components as a single component in certain circumstances. The Company also elected the short-term lease recognition exemption for all leases that qualify, which means the Company did not recognize ROU assets or lease liabilities for short-term leases. Instead, short term leases are expensed over the lease term. See Note 13, Leases for the impact of the adoption which resulted in the recognition of ROU assets and corresponding lease liabilities
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The amendment will be effective for the fiscal year 2023. The Company is currently assessing the impact of the changes on the financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The guidance eliminates, adds and modifies certain disclosure requirements. This new guidance is effective for fiscal years beginning after December 15, 2019 for public companies. Early adoption is permitted for either the entire standard or provisions that eliminate or modify requirements. Adoption of the standard has not impacted our financial condition, results of operations or cash flows.
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
In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform”. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or any other reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. The Company is currently assessing which contracts may be affected.
4. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the twelve months ended December 31, 2020 and December 29, 2019:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands)
Net Sales
Transportation	$105,463	$131,589
Appliance	11,302	13,600
Other	3,449	7,300
Total	$120,214	$152,489
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, and the customer has significant risks and rewards of ownership of the asset. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.
Contract Balances
The timing of revenue recognition, billings and cash collections and payments results in billed accounts receivable. The Company does not have deferred revenue. Additionally, as noted in the Accounts Receivable section of Note 2, Summary of Significant Accounting Policies, management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful account balances are noted in the Accounts Receivable section of Note 2.
Practical Expedients
The Company elects the practical expedient to expense costs incurred to obtain a contract with a customer when the amortization period would have been one year or less. These costs include sales commissions as the Company has determined annual compensation is commensurate with annual sales activities.
The Company elects the practical expedient that does not require the Company to adjust consideration for the effects of a significant financing component when the period between shipment of its products and customer’s payment is one year or less.

5. Inventories
Inventory consists of the following:

	December 31, 2020	December 29, 2019
	(In thousands)
Raw materials	$7,366	$7,963
Work in progress	1,225	129
Finished goods	3,360	4,955
Total inventory	$11,951	$13,047
The allowance for inventory valuation was $0.4 million and $1.0 million at December 31, 2020 and December 29, 2019, respectively.
Included in inventory are assets located in Mexico with a carrying amount of $3.1 million at December 31, 2020 and $3.6 million at December 29, 2019, and assets located in Canada with a carrying amount of $1.1 million at December 31, 2020 and $1.0 million at December 29, 2019.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.  Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	December 31, 2020	December 29, 2019	Depreciable Life – Years
	(In thousands)
Land	$538	$1,663
Buildings	6,923	5,934	23 - 40
Shop equipment	23,436	22,982	7 - 10
Leasehold improvements	1,245	1,234	3 - 10
Office equipment	2,331	1,866	3 - 7
Mobile equipment	152	190	3
Construction in progress	2,315	1,543
Total cost	36,940	35,412
Accumulated depreciation	14,557	11,997
Property, plant, and equipment, net	$22,383	$23,415
Depreciation expense was $3.0 million for the twelve months ended December 31, 2020 and $2.9 million for the twelve months ended December 29, 2019.
Included in property, plant, and equipment are assets located in Mexico with a carrying amount of $3.7 million and $4.1 million at December 31, 2020 and December 29, 2019, respectively, and assets located in Canada with a carrying amount of $0.4 million and $0.6 million at December 31, 2020 and December 29, 2019, respectively.

7. Intangible Assets
Intangible assets of the Company consist of the following at December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
	(In thousands)
Customer contracts	$26,518	$21,719	8.16
Trade names	4,673	1,924	16.43
Non-compete agreements	1,162	1,162	2.53
Unpatented technology	1,534	1,477	5.00
Total	$33,887	$26,282
Intangible assets of the Company consist of the following at December 29, 2019:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
	(In thousands)
Customer contracts	$26,523	$18,304	8.16
Trade names	4,673	1,698	16.43
Non-compete agreements	1,162	1,142	2.53
Unpatented technology	1,535	1,124	5.00
Total	$33,893	$22,268

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $4.0 million for the twelve months ended December 31, 2020 and $3.9 million for the twelve months ended December 29, 2019.
Estimated amortization expense for the next five years is as follows:

Estimated Amortization Expense
(In thousands)
2021	$2,456
2022	1,305
2023	979
2024	759
2025	573
Thereafter	1,533
Total	$7,605

8. Long-term Debt
The Company’s long-term debt consists of the following:

	December 31, 2020	December 29, 2019
	(In thousands)
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note is unsecured and bears interest at 1% per annum. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program.	$5,999	$—
US Term Loan, payable to lenders in quarterly installments of $0.6 million through September 30, 2021, and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.25% and 6.03% per annum at December 31, 2020, and December 29, 2019, respectively. At December 31, 2020, the balance of the New US Term Loan is presented net of a debt discount of $0.2 million from costs paid to or on behalf of the lenders.	22,768	24,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.25% and 6.03% per annum at December 31, 2020 and December 29, 2019, respectively. At December 31, 2020, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	8,876	10,384
Capital expenditure line payable to lenders in quarterly installments of 10% per annum of the outstanding principal balance commencing through September 30, 2021 and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.25% and 6.09% per annum at December 31, 2020 and December 29, 2019, respectively.	1,220	1,300
Total debt excluding Revolver	38,863	36,067
Less current maturities	35,864	2,847
Long-term debt – Less current maturities	$2,999	$33,220

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020 and December 29, 2019 the fair value of the Company’s debt approximates book value based on the variable terms.
The Company’s financial results for the six months ended December 31, 2020 have resulted in a violation of certain of its financial covenants, as defined in the Company’s Credit Agreement. The Company has been actively discussing its 2020 results and the Company’s failure to meet its financial covenants with the Administrative Agent and has entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company will be able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders have agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into a forbearance agreement will not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. There can be no assurance that the Company will be able to enter into an amendment or waiver with the Lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. As a result of the default all debt subject to the Credit Agreement has been classified as current maturities of long-term debt as of December 31, 2020.
Credit Agreement
On November 8, 2018, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower” and together with US Borrower, the “Borrowers”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent, and other lenders (collectively, the “Lenders”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Original Credit Agreement entered into on April 29, 2016 (as amended, the “Original Credit Agreement”). The Amended and Restated Credit Agreement is a five-year agreement and provided for borrowings up to an aggregate principal amount of $73.0 million. The Amended and Restated Credit Agreement which is a senior secured credit facility comprised of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $26.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, a $12.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower, and a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020 to the US Borrower (the “Capital Expenditure Line”). The Amended and Restated Credit Agreement has a maturity date for all borrowings of November 7, 2023.
The Amended and Restated Credit Agreement requires quarterly principal payments for the US Term Loan, which commenced on December 31, 2018, of $0.3 million through September 30, 2020, $0.6 million thereafter through September 30, 2021, and $0.8 million thereafter with a lump sum due at maturity. The Amended and Restated Credit Agreement requires quarterly principal payments for the CA Term Loan, which commenced on December 31, 2018, of $0.4 million with a lump sum due at maturity. The Capital Expenditure Line requires quarterly principal payments of 7.5% of the outstanding balance per annum beginning on December 31, 2019 through September 30, 2020, 10% per annum beginning December 31, 2020 through September 30, 2021, 12.5% per annum beginning December 31, 2021 and thereafter with a lump sum due at maturity.
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
As of December 31, 2020, $11.7 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.25% percent per annum at December 31, 2020, and is secured by substantially all of the Company’s assets. The maximum amount available was further subject to borrowing base restrictions, resulting in a net availability of $5.7 million at December 31, 2020, which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On July 16, 2019, the Borrowers entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided a permanent waiver by the Lenders with respect to the Borrowers' non-compliance with the total leverage ratio financial covenant, as defined as of March 31, 2019. The Fourth Amendment also revised the definition of consolidated EBITDA and certain financial covenants, including the maximum total leverage ratio and the minimum debt service coverage ratio, as well as adding the requirement that the Company maintain minimum liquidity and minimum unadjusted consolidated EBITDA, each as defined. The Fourth Amendment permits distributions as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distribution, total leverage ratio is not more than 2.00 to 1.00, post distribution, debt service coverage ratio (“DSCR"”, as defined, is not greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions.
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note. As of December 31, 2020, none of the circumstances listed above exist at the Company.
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
At December 31, 2020 and December 29, 2019, debt issuance costs were $0.4 million and $0.3 million, respectively, while amounts paid to or on behalf of lenders presented as debt discounts were $0.3 milllion and $0.4 million, respectively. On November 8, 2018, the Company amended its Credit Agreement, to increase the Company's term loan debt. The Company reviewed this amendment for extinguishment accounting and concluded that there were no remaining debt issuance costs not amortized on the revolving debt facility qualified for extinguishment accounting and recognized a loss on extinguishment immediately. The remaining unamortized debt issuance costs not extinguished on the old revolving debt facility and all of the of remaining unamortized debt issuance costs on the term loans did not meet extinguishment accounting and therefore were carried forward to the new revolving debt facility and term loans.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amount $0.2 million of for the twelve months ended December 31, 2020, and $0.2 million for the twelve months ended December 29, 2019.
Covenant Compliance
The Company’s financial results for the six months ended December 31, 2020 have resulted in violations of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement.
The Credit Agreement, as amended, contains the following financial covenants:

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Future Maturities
Maturities on the Company’s Amended and Restated Credit Agreement and other long term-debt obligations for the remainder of the current fiscal year and future fiscal years:

Future Maturities
(In thousands)
2021	$48,019
2022	2,999
2023	—
Total	51,018
Discounts	(285)
Debt issuance costs	(376)
Total debt, net	$50,357

9. Derivative Financial Instruments
Interest Rate Swap
The Company holds derivative financial instruments, in the form of interest rate swaps, as required by its Credit Agreement and Amended and Restated Credit Agreement, for the purpose of hedging certain identifiable transactions in order to mitigate risks

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap the requires the Company to pay a fixed rate of 3.075 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increases by $0.4 million each quarter until June 28, 2019 when the notional amount increases to $17.5 million due to the interest rate swap from 2016 above expiring. The notional amount then decreases each quarter by $0.2 million until September 30, 2020 when the notional amount increases to $17.5 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At December 31, 2020, the fair value of the swap was $1.2 million, which is included in other long-term liabilities in the consolidated balance sheet. The Company paid $0.5 million in the aggregate, in net monthly settlements with respect to the interest rate swap for the twelve months ended December 31, 2020. At December 29, 2019, the fair value of all the swaps was $0.9 million, which was included in other long-term liabilities in the consolidated balance sheet. The Company received $0.03 million, in the aggregate, in net monthly settlements with respect to the interest rate swaps for the twelve months ended December 29, 2019.

10. Restructuring
The Company's restructuring activities are undertaken as necessary to implement management's strategy and improve operating results. The restructuring activities generally relate to realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, either in the normal course of business or pursuant to specific restructuring programs.
The table below summarizes the activity in the restructuring liability for the twelve months ended December 31, 2020:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(In thousands)
Accrual balance at December 29, 2019	$438	$116	$554
Provision for estimated expenses incurred during the year	—	1,230	1,230
Payments made during the year	438	671	1,109
Asset impairments and other	—	675	675
Accrual balance at December 31, 2020	$—	$—	$—
2019 Restructurings
Bryan Restructuring
On November 7, 2019, the Company made the decision to close its manufacturing facility in Bryan, Ohio. Approximately 43 positions were eliminated as a result of the closure. The Company’s decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in our other facilities.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company moved the Bryan, Ohio production to its existing manufacturing facilities in Querétaro, Mexico and LaFayette, Georgia. The Company provided the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company has continuing cash flows from the production being moved to other facilities within the Company.
The Company incurred one-time severance costs as a result of this plant closure of approximately $0.3 million during the fourth quarter of 2019. The amount of other costs incurred associated with this plant closure, which primarily consist of preparing and moving existing production equipment and inventory at Bryan to other facilities and accelerated depreciation of the building right-of-use lease asset, was approximately $0.6 million during the twelve months ended December 31, 2020.
Evansville Restructuring
On July 16, 2019, the Company made the decision to close its manufacturing facility in Evansville, Indiana. The Company ceased operations at the Evansville facility during the fourth quarter of 2019, an approximately 47 positions were eliminated as a result of the closure. The Company's decision resulted from its desire to streamline operations and to utilize some of the available excess capacity in our other facilities.
The Company moved the Evansville production to its existing manufacturing facilities in LaFayette, Georgia, Auburn Hills, Michigan, and Louisville, Kentucky. The Company provided the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company has continuing cash flows from the production being moved to other facilities within the Company.
The Company incurred costs of $0.6 million during the twelve months ended December 31, 2020, which consisted primarily of the relocation of equipment, the disposal of equipment and inventory, and the impairment of the ROU asset for the leased warehouse. Also included in this amount is a non-cash loss related to the loss on the sale of the Evansville building. All of these costs were recorded to the restructuring expense line in continuing operations in the Company’s consolidated statements of operations.
The Company had $0.7 million and $1.1 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of December 31, 2020 and December 29, 2019, respectively. The Company has secured a sublease of roughly 11% of the facility.
11. Stock Incentive Plans
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
The fair value of each option award is estimated on the grant date using the Black Scholes option pricing model that uses the weighted average assumptions noted in the following tables. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at time of grant.
On April 6, 2020, the compensation committee of the Board of Directors approved the issuance of 12,500 non statutory stock option awards to the Company’s new Chief Financial Officer (“CFO”) with an exercise price of $2.36 per share. These awards vest 50 percent once the closing price of the Company’s common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company’s common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.
On February 25, 2020, the compensation committee of the Board of Directors approved the issuance of 7,500 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.32 per share with a weighted average grant date fair value of $1.64 per share. These options vest 40 percent on February 25, 2021 and 20 percent on each of February 25, 2022, 2023, and 2024.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 30, 2019 the compensation committee of the Board of Directors approved the issuance of 72,500 non-statutory stock option awards, to the new CEO of the Company with an exercise price of $2.89 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.

	September 30, 2019	February 25, 2020	April 6, 2020
Expected volatility	40.00%	52.00%	76.00%
Dividend yield	—%	—%	—%
Expected term (in years)	6	6	6
Risk-free rate	1.63%	1.21%	0.51%
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 7, 2020, the compensation committee of the board of directors approved the issuance of 7,500 incentive stock option awards to an employee of the Company with an exercise price of $4.72 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. Also on December 7, 2020, the compensation committee of the board of directors approved the issuance of 7,500 non statutory stock option awards to an employee of the Company. All of the awards have an exercise price of $4.72 per share. These options vest 40 percent on December 7, 2021 and 20 percent on each of December 7, 2022, 2023, and 2024.
On November 4, 2020, the compensation committee of the board of directors approved the issuance of 18,750 incentive stock option awards to employees of the Company with an exercise price of $3.40 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. Also on November 4, 2020, the compensation committee of the board of directors approved the issuance of 18,750 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.40 per share. These options vest 40 percent on November 4, 2021 and 20 percent on each of November 4, 2022, 2023, and 2024.
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
On April 6, 2020, the compensation committee of the board of directors approved the issuance of 25,000 non statutory stock option awards to the Company’s new CFO with an exercise price of $2.36 per share. These awards vest 40 percent on April 6, 2021 and an additional 20 percent on each of April 6, 2022, 2023, and 2024. Also on April 6, 2020, the compensation committee of the board of directors approved the issuance of 12,500 incentive stock option awards to the Company’s new CFO with an exercise price of $2.36 per share. These awards vest 50 percent once the closing price of the Company's common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company's common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On June 11, 2019, the compensation committee of the Board of Directors approved the issuance of stock option awards for 30,000 shares to one member of the Board of Directors. The award had an exercise price of $2.93 per share with a weighted average grant date fair value of $1.10 per share. These options vested immediately on the date of grant as the service conditions required for this award had already been met on the day of the award.

	June 11, 2019	September 30, 2019	February 25, 2020	April 6, 2020
Expected volatility	40.00%	40.00%	52.00%	76.00%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	6	6	6	6
Risk-free rate	1.81%	1.63%	1.21%	0.51%

	August 12, 2020	September 4, 2020	November 4, 2020	December 7, 2020
Expected volatility	85.44%	85.44%	85.64%	86.70%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	6	6	6	6
Risk-free rate	0.40%	0.40%	0.44%	0.54%
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(In thousands, except share data and exercise price)
Outstanding at December 29, 2019	676,480	$5.48	7.1	$471
Granted	170,000	$3.24	9.5
Exercised	—	$—	0.0
Forfeited or expired	119,980	$7.88	0.0
Outstanding at December 31, 2020	726,500	$4.53	7.2	$1,484
Vested and exercisable at December 31, 2020	327,500	$6.34	4.9	$503
_____________________________
(1)The aggregate intrinsic value above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying shares as of December 31, 2020 and multiplying this result by the related number of options outstanding and exercisable at December 31, 2020. The estimated fair value of the shares is based on the closing stock price of $5.50 as of December 31, 2020.
The Company recorded gross compensation expense of approximately $0.1 million for the twelve months ended December 31, 2020 and $0.1 million for the twelve months ended December 29, 2019, in its consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax benefit related to share based compensation expense was immaterial for the twelve months ended December 31, 2020 and December 29, 2019.
As of December 31, 2020, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 6.6 years.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes
Income before income taxes for U.S. and Non-U.S. operations are as follows:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands)
U.S. (loss) income	$(11,274)	$(11,154)
Non-U.S. income	1,780	2,123
(Loss) income before income taxes	$(9,494)	$(9,031)
The components of the income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are detailed as follows:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands)
Current tax expense:
Federal	$(2,918)	$(17)
State	42	35
Foreign	631	1,151
Total	(2,245)	1,169
Deferred tax expense:
Federal	(1,236)	(875)
State	(83)	(80)
Foreign	(220)	(177)
Total	(1,539)	(1,132)
Total income tax expense	$(3,784)	$37

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income tax assets and liabilities at December 31, 2020 and December 29, 2019 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2020	December 29, 2019
	(In thousands)
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$345	$227
Inventories	99	313
Accrued payroll and benefits	513	78
Goodwill and intangible assets	951	504
Excess interest expense	447	605
Tax credits	1,427	797
Lease Liabilities	2,604	—
Other	339	405
Deferred tax asset before valuation allowance	6,725	2,929
Valuation allowance	(684)	(621)
Deferred tax asset	6,041	2,308
Property, plant, and equipment	(2,544)	(2,945)
Lease Assets	(2,495)	—
Other	(109)	(8)
Deferred tax liability	(5,148)	(2,953)
Total deferred tax asset (liability)	$893	$(645)
Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. As of the year ended December 31, 2020, the Company has recorded a valuation allowance on the net U.S. federal and state deferred tax assets as the Company has concluded that it is not more than likely than not that these deferred tax assets will be realized.
As of December 31, 2020, we have tax credit carryforwards of $1.4 million, which expire in years 2028 through 2040.
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
A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands)
Income tax expense (benefit) at US Statutory Tax Rate	$(1,994)	$(1,897)
State income tax (benefit) expense, net of federal benefit	(31)	(28)
Foreign tax rate differential	155	174
U.S. Tax on non-U.S. income	(561)	241
Goodwill impairment	—	1,208
Research and Development credits	(269)	(225)
NOL carryback	(1,037)	0
Valuation allowance	63	—
Other	(110)	564
Total provision for income taxes	$(3,784)	$37
The Treasury Department issued final regulations in July 2020 that provide for a high-tax exception to the Global Intangible Low-Taxed Income (“GILTI”) tax that were retroactive to tax years beginning after December 31, 2017. As a result, the Company recognized a $0.6 million tax benefit in 2020 for the reduction of GILTI tax expense.
The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remains open. The Company had no unrecognized tax benefits as of December 31, 2020 and December 29, 2019. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the twelve months ended December 31, 2020 or December 29, 2019.
The Company files income tax returns in the United States, Mexico, and Canada as well as in various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2017 in the United States, before 2015 in Mexico, and before 2016 in Canada.

13. Leases
On January 1, 2020, the Company adopted the accounting guidance under ASC 842 “Leases”, as issued by the FASB under ASU 2016-02, by applying the modified retrospective method without restatement of comparative periods’ financial information. More information regarding the Company’s accounting policies can be found in Note 3, New Accounting Pronouncements.
The Company leases certain industrial spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. As of December 31, 2020, leases that the Company has signed but have not yet commenced are immaterial.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leased assets and liabilities included within the consolidated balance sheets consist of the following:

	Classification	December 31, 2020
	(In thousands)
Right-of-Use-Assets
Operating	Operating Leases	$10,415
Liabilities
Current
Operating	Other accrued liabilities	$2,309
Non-current
Operating	Other long term liabilities	8,911
Total lease liabilities		$11,220
Maturity of the Company’s lease liabilities as of December 31, 2020 is as follows:

Estimated Future Lease Liability Maturities
(In thousands)
2021	$2,927
2022	2,049
2023	1,371
2024	1,286
2025	1,279
Thereafter	5,410
Total lease payments	14,322
Less: interest	3,102
Present value of lease payments	$11,220
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate base on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

December 31, 2020
Weighted average remaining lease term (years)	7
Weighted average discount rate	6.39%
Lease costs included in the consolidated statements of cash flows are as follows:

Twelve Months Ended December 31, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,335

14. Retirement Plans
The Company maintains a defined contribution plan covering certain full-time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.4 million for the twelve months ended December 31, 2020 and $0.2 million for the twelve months ended December 29, 2019.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Related Party Transactions
Effective March 18, 2013, the Company is under a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $0.3 million and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $0.2 million for the twelve months ended December 31, 2020 and $0.2 million for the twelve months ended December 29, 2019. The Company allocates these fees to the services provided based on their relative fair values. The fees paid were all allocated to and expensed as transaction costs. The management agreement had an initial term of five years, expiring on March 18, 2018, and renews automatically each year for additional one-year terms. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer collectively own 50% of the equity securities owned by either of them on March 18, 2018.
In 2019, the Company entered into a services agreement with 6th Avenue Group, which is a company owned by a Board member of the Company. The services performed have been related to assisting long term strategic planning for the Company as well as aiding the Company with CEO transition services. As previously mentioned, the Company's CEO resigned on May 6, 2019. The Company incurred fees to the 6th Avenue Group of $0.2 million, for the twelve months ended December 29, 2019. The services provided by 6th Avenue Group terminated in 2019. This Board member, as discussed in Note 9, was also awarded stock options for 30,000 shares for her services on June 11, 2019.

16. Fair Value Measurements
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

17. Contingencies
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
outcome of such matters, the Company believes that there are no pending proceedings in which the Company is currently involved that will have a material effect on its financial position, results of operations or cash flow.

18. Earnings Per Share
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
The following table sets forth the reconciliation of the numerator and denominator of basic and diluted loss per share:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
	(In thousands, except per share data)
Numerator:
Net (loss)	$(5,710)	$(9,068)
Denominator:
Weighted average shares outstanding, basic	9,779	9,779
Dilutive effect of stock-based awards	—	—
Weighted average shares outstanding, diluted	9,779	9,779

Basic loss per share	$(0.58)	$(0.93)
Diluted loss per share	$(0.58)	$(0.93)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the twelve months ended December 31, 2020 and twelve months ended December 29, 2019, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 29, 2019
Number of options	726,500	676,480
Exercise price of options	$2.36 - $12.58	$2.89 - $12.58
Warrants (1)	—	142,185
Exercise price of warrants	—	$3.33 - $11.88
________________________________
(1)Includes warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company’s IPO in July 2015 with an exercise price of $11.88 per share of common stock which expired on July 7, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) referred to herein as “Disclosure Controls”) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), serving as our Principal Executive Officer, and our Chief Financial Officer (“CFO”), serving as our Principal Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2020. Based upon that evaluation, our CEO and CFO have concluded that our Disclosure Controls were not effective as of December 31, 2020 because of the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting.
Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of December 31, 2020 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 29, 2019 (the “2019 Annual Report”) a material weakness in the Company’s internal control over financial reporting primarily related to limited finance staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements.
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 (the “Evaluation Date”). In making this assessment, management used the criteria set forth by the COSO framework. Based on our evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of the Evaluation Date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Control Environment
We did not maintain an effective control environment based on the criteria established in the COSO framework to enable the identification and mitigation of risks of accounting errors. Specifically, we experienced delays attracting, developing and retaining competent individuals in alignment with our objectives. Following continuing declines in sales volumes and the results of our operations, we experienced significant turnover of key management, finance, and accounting personnel, as disclosed in our 2019 Annual Report, and failed to adequately train in a timely manner our employees on business process controls. The material weakness in the control environment led to additional material weaknesses in our system of internal control as described below.
Risk Assessment
We did not have an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks.
Monitoring
We did not design and implement effective monitoring activities based on the criteria established in the COSO framework to enable appropriate monitoring to determine whether the components of internal control are present and functioning as established by the COSO framework. The Company did not have written policies and procedures to ensure appropriate training for new employees and we did not monitor the transition of control activities during employee changes and departures.
Control Activities
The material weaknesses noted above contributed to material weaknesses in the control activities component of our system of internal control based on the criteria established in the COSO framework. We did not develop written policies and procedures with a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential material errors timely. As a result, the following control deficiencies individually constitute material weaknesses:
▪Ineffective controls over the review and approval of manual journal entries: we did not identify and correct, in a timely manner, erroneous manual journal entries.
▪Ineffective controls over our account reconciliation processes, including properly identifying and timely correcting differences.
▪For our cash and inventory, in addition to ineffective controls over the reconciliations, we did not properly identify and timely correct differences including aged and unresolved reconciling items.
▪Ineffective system access and change management controls over the Company’s enterprise resource systems: we did not properly review user access to ensure proper segregation of duties, and when necessary, we did not identify mitigating controls to address the risk of users with incompatible duties.
Remediation Activities
During 2020, we recruited and hired a Chief Financial Officer, Corporate Controller, Mexico Plant Controller, Financial Reporting Manager, and Senior Corporate Accountant. While the staffing levels within finance were improved by our recruiting efforts to fill the key roles within finance, the staffing levels throughout 2020 did not sufficiently remediate the previously identified material weakness. We continue the process to remediate the underlying causes of the material weakness as further described below. Accordingly, this previously identified material weakness cannot be considered remediated until the necessary controls have operated for a sufficient period of time and until we have concluded, through testing, that the control is operating effectively. Our ability to fully remediate controls has been delayed due to COVID-19 and onboarding of new resources.
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by us, including the use of mitigating control procedures, and employing any additional tools and resources deemed necessary to ensure that our consolidated financial statements are fairly stated in all material respects. Additionally, we are planning an enhancement to our formal risk assessment process that will be communicated to corporate governance upon completion. We will continue our initiatives to hire, retain, and, train competent personnel, effectively implement our internal controls over financial reporting and further document our policies, procedures, and internal controls.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of

2002 was permanently removed for smaller reporting company filers pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.
Item 9B. Other Information
In accordance with applicable SEC rules, the following is intended to satisfy the Company's obligation under Item 1.01 and Item 2.04 of Form 8-K in accordance with Item 9B of the Annual Report on Form 10-K.
Forbearance Agreement
The Company’s financial results for the six months ended December 31, 2020 have resulted in a violation of certain of its financial covenants, as defined in the Company’s Credit Agreement. On April 9, 2021, the Company entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company will be able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders have agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into a forbearance agreement will not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults.
This summary of the Forbearance Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Forbearance Agreement filed as Exhibit 10.42 to this Annual Report on Form 10-K and incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2021 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Form 10-K
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and December 29, 2019
Consolidated Statements of Operations for the Twelve Months Ended December 31, 2020 and December 29, 2019
Consolidated Statements of Stockholders' Equity for the Twelve Months Ended December 31, 2020 and December 29, 2019
Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2020 and December 29, 2019

(2) Financial Statement Schedules: Financial statement schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes

(3) Exhibits

Exhibit Number	Description
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

4.06	Description of Securities (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 29, 2019 and incorporated herein by reference
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

10.32
Third Amendment to Credit Agreement and Loan Documents, dated as of March 26, 2018, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2018 and incorporated herein by reference)

10.35
Amended and Restated Credit Agreement and Loan Documents, dated as of November 8, 2018, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA. Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on November 9, 2018 and incorporated herein by reference)

10.36
Waiver and Second Amendment to Credit Agreement and Loan Documents, dated as of June 14, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 17, 2019 and incorporated herein by reference)

10.37
Waiver and Third Amendment to Credit Agreement and Loan Documents, dated as of June 28, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 1, 2019 and incorporated herein by reference)

10.38
 Waiver and Fourth Amendment to Credit Agreement and Loan Documents, dated as of July 16, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 18, 2019 and incorporated herein by reference)

10.39
Consulting agreement made as of May 15, 2019, by and between Unique Fabricating NA, Inc., a Delaware corporation (the “Company”), and Kim Korth (“Consultant”) (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed on August 7, 2019 and incorporated herein by reference)

10.40
Fifth Amendment to Credit Agreement and Loan Documents, dated as of August 7, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 8, 2019 and incorporated herein by reference)

10.41#
Employment agreement made as of September 4, 2019, by and between Unique Fabricating Incorporated, a Delaware corporation and Byrd Douglas Cain, III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 17, 2019 and incorporated herein by reference)

10.42*
Forbearance Agreement, made the 9th day of April 2021, by and between, Unique Fabricating. NA, Inc. and Unique-Intasco Canada, Inc., borrowers, Unique Fabricating Inc., Unique-Chardan, Inc., Unique Molded Foam Technologies, Inc., Unique Prescotech, Inc., Unique Fabricating Realty, LLC, Unique Fabricating South, Inc., and Unique-Intasco USA, Inc., the financial institutions signatory thereto, and Citizens Bank, a National Association, as Administrative Agent for the lenders.

10.43#
Amendment No. 2 to 2014 Omnibus Performance Award Plan (filed as Exhibit 4.5 to the Company Registration on Form S-8, File No. 333-248110 filed on August 18, 2020 and incorporated herein by reference).

21.1*	List of subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE FABRICATING, INC.
(Registrant)

Date: April 15, 2021	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Byrd Douglas Cain III	President and Chief Executive Officer	April 15, 2021
Byrd Douglas Cain III	(Principal Executive Officer)

/s/ Brian P. Loftus	Chief Financial Officer	April 15, 2021
Brian P. Loftus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard L Baum	Chairman of the Board	April 15, 2021
Richard L Baum

/s/ Susan Benedict	Director	April 15, 2021
Susan Benedict

/s/ Patrick W. Cavanagh	Director	April 15, 2021
Patrick W. Cavanagh

/s/ William Cooke	Director	April 15, 2021
Name: William Cooke

/s/ Paul Frascoia	Director	April 15, 2021
Name: Paul Frascoia

/s/ James Illikman	Director	April 15, 2021
James Illikman

/s/ Mary Kim Korth	Director	April 15, 2021
Mary Kim Korth