Form 10-K/A
period 2020-12-31
Unique Fabricating, Inc.
filed 2021-04-30
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Registrant’s telephone number, including area code: (248) 853-2333
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

EXPLANATORY NOTE
On April 15, 2021, Unique Fabricating, Inc. (“Unique,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
We currently expect that our definitive proxy statement for the 2021 annual meeting of stockholders will be filed in May 2021, which is later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:
▪amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
▪delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
▪file new certifications of our principal executive officers and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.
i

ii

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our Directors and their respective ages as of April 30, 2021 are as follows:

Name	Age	Position with the Company	Class	Term Expiration
Richard L. Baum, Jr.(1)	60	Chairman of the Board	III	2021
Susan C. Benedict(1)	54	Director	III	2021
Patrick W. Cavanagh(2)	68	Director	II	2023
William Cooke	60	Director	I	2022
Paul Frascoia(2)	52	Director	II	2023
James Illikman(1)	53	Director	III	2021
Kim Korth(2)	66	Director	I	2022
________________________________
(1)Member of the Compensation Committee
(2)Member of the Audit Committee
The following describes the business experience of each of our current Directors:
Richard L. Baum, Jr.. Mr. Baum has served on the board as Chairman since our inception in 2013. Richard joined Taglich Private Equity, LLC in 2005 and currently sits on the boards of BG Staffing, Inc. (NYSE American: BGSF) and other private portfolio companies of Taglich Private Equity. Prior to joining Taglich Private Equity, Mr. Baum led a group that purchased a private equity portfolio from Transamerica. From 1998 to 2003, Mr. Baum was a Managing Director in the small business merger and acquisition practices of Wachovia Securities and its predecessor, First Union Securities. From 1988 through 1998, Mr. Baum was a Principal with the Mid-Atlantic Companies, Ltd., a financial services firm focused on succession planning for high net worth business owners and their families (First Union purchased Mid-Atlantic in 1998). Mr. Baum received a Bachelor of Science Degree from Drexel University and an MBA from the Wharton School of the University of Pennsylvania.
Mr. Baum’s years of executive and management experiences, including his service on the boards of other companies, his abilities to evaluate and assist with potential acquisitions and financing opportunities, and his years of service as a director of Unique make him an invaluable member of the Board.
Susan C. Benedict. Ms. Benedit has served as Chief Human Resources Officer and Assistant General Counsel - Labor and Employment (“CHRO”) since June 2019 for Stoneridge, Inc. (NYSE: SRI), an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems principally for the automotive, commercial vehicle, motorcycle, agricultural and off-highway vehicle markets. Ms. Benedict joined Stoneridge in November 2017 as Director of Legal, focused primarily on global labor and employment and compliance matters, until her appointment as CHRO. Prior to Stoneridge, Ms. Benedict served as Corporate Counsel at Guardian Industries from December 2012 to October 2017, where she had global responsibility for employment and labor matters, compliance, and data privacy. Ms. Benedict holds a Bachelor of Arts in Psychology from The Ohio State University, a Master of Business Administration from the University of Detroit Mercy, a Juris Doctor from the Thomas M. Cooley Law School and was admitted to the State Bar of Michigan in 2012. In addition, she was recognized as Top Corporate Counsel by dbusiness magazine in 2017.
Ms. Benedict’s extensive industry experience, including as a chief human resources officer and assistant general counsel of an automotive parts supplier, and her experience dealing with labor, compliance and data privacy matters make her an invaluable member of the Board.
Patrick W. Cavanagh. Mr. Cavanagh is Chairman of the Board of National Molding, LLC (“NMC”). He was the interim Chief Executive Officer (“CEO”) of NMC from December 2019 to May 2020, NMC is an international supplier of automotive, military, and medical plastic components. He was interim CEO and consultant to Red Dot Corporation from January 2018 to July 2018, a supplier of HVAC systems to the heavy-duty truck and off-highway equipment market. He was President and CEO of Genisys Controls (formerly Enovation Controls), from January 2013 to July 2016, he has served on the company's Board of Directors since its inception in January 2010. Genisys Controls provides customers with complete engine and equipment control solutions for commercial vehicles, off-highway, oil & gas, material handling, agriculture, and recreational vehicles. Mr. Cavanagh previously served as the President, CEO, and a Director of Williams Controls (NYSE: WMCO) from September 2004 to December 2012 leading the company to post record growth and profitability and its sale to Curtiss-Wright Corp (NYSE: CW) in December 2012. Williams designed and manufactured advanced electronic throttle control systems and sensors for the commercial vehicle and off-highway markets. Before Mr. Cavanagh's tenure with Williams Controls, he was the senior executive responsible for gaseous-fueled industrial engine control systems at Woodward (Nasdaq: WWD). Woodward is a supplier of engine control systems used in commercial vehicle, industrial and gas turbine applications. Prior to Woodward, Mr. Cavanagh was Executive Vice President and General Manager of the Automotive Components Group of Knowles Electronics before its sale to Woodward in 2002. Mr. Cavanagh has a Bachelor of Science in Mechanical Engineering Technology from the Milwaukee School of Engineering. He is currently a board member of Hobbs Bonded Fibers, LLC, which produces non-woven fabric products for industrial, automotive, and retail markets, National Molding, LLC, and Genisys Controls. Mr. Cavanagh was the 2013/2014 Chairman of the Heavy-Duty Manufacturers Association (HDMA) and the leading trade association for the commercial vehicle and off-highway industry.
Mr. Cavanagh’s years of industry experience, including as a chief executive or other executive officer of various companies, including publicly-held companies makes him an invaluable member of the Board.
William Cooke. Mr. Cooke joined Taglich Brothers, Inc., a New York-based full-service brokerage firm that specializes in placing and investing in private equity transactions for small private and public companies, in 2012 and participates in sourcing, evaluating, and executing new investments as well as monitoring existing investments. Prior to joining Taglich Brothers, he was a Managing Director of Glenwood Capital LLC from 2010 to 2012, where he advised middle-market clients on capital raising and mergers and acquisitions. From 2001 to 2009, Mr. Cooke sourced, evaluated and executed mezzanine transactions for The Gladstone Companies and BHC Interim Funding II, L.P. Before entering the private equity industry, Mr. Cooke served as a securities analyst primarily covering the automotive and industrial sectors for ABN AMRO Incorporated and McDonald & Company Securities, Inc. Mr. Cooke received his BA degree from Michigan State University and MBA degree from the University of Michigan. He is a Chartered Financial Analyst and a former member of the Board of Directors of APR, LLC.
Mr. Cooke’s financial expertise, his experience in evaluating transactions, his prior experience analyzing the automotive industry, and his years of service as a director of Unique make him an invaluable member of the Board.
Paul Frascoia. Mr. Frascoia has been the President and Chief Executive Officer of National Molding, LLC since June 2020. National Molding and subsidiaries manufacture plastic injected molded parts for medical, auto, military, recreational, marine and other commercial industries in four plants worldwide. Prior to joining National Molding, Mr. Frascoia was President and Chief Executive Officer of the Critical Process Systems Group, or CPS, and its predecessors from 2007 to 2020. CPS is a group of manufacturing and design companies providing innovative industrial product solutions to an array of industries including semiconductor, chemical processing, industrial gas, mining, power generation, and life sciences. Prior to the establishment of CPS, Mr. Frascoia was the President of Fab-Tech, Inc. from 2005 to 2007 and Chief Financial Officer from 2001 to 2005. Prior to joining Fab-Tech he was Corporate Controller and Treasurer with Burton Snowboards, helping the company manage dramatic growth in core and affiliate brands. Before working for Burton, he was Corporate Controller of the Turtle Fur Company, the leading global winter sports accessory company. Mr. Frascoia received a Bachelor of Science degree in Business Administration from the University of Vermont in 1990. He holds an inactive CPA license.
Mr. Frascoia'’s years of executive and financial experiences, including his service as a chief executive and chief financial officer of various companies, and his years of service as a director of Unique make him an invaluable member of the Board.
James Illikman. Mr. Illikman joined Peninsula Capital Partners, LLC, a mezzanine and equity capital fund manager, in 2003 and became a partner in 2005. Mr. Illikman has over twenty years of experience in private equity, mergers and acquisitions, corporate finance and operations management. Prior to joining Peninsula Capital Partners, Mr. Illikman was with Talon Equity Partners, LLC, a middle-market buyout firm, where he was responsible for investment origination and portfolio management. Before Talon Equity Partners, he held positions with Freudenberg-NOK General Partnership, United Technologies Corporation and the predecessor entity to Delphi Corporation. At these firms, Mr. Illikman served in various corporate finance roles. Mr. Illikman has also served as interim President and Chief Financial Officer of companies within his portfolio management responsibility. Mr. Illikman earned both a Bachelor and Master’s in Business Administration degrees from the University of Michigan. He is a member of the CFA Institute.
Mr. Illikman’s years of experience in mergers and acquisitions, corporate finance, operations management, and his years of service as a director of Unique make him an invaluable member of the Board.
Kim Korth. Ms. Korth has been Managing Director of Engauge Workforce Solutions LLC, a manufacturing and distribution staffing provider, since April 2019. She was a founder of 6th Avenue Group in 2017, a firm devoted to improving the sustainability of small manufacturing and technology companies. Ms Korth served as President and Chief Executive Officer of bb7, a privately held product development company based in Madison, Wisconsin in 2018 and 2019. From 2012 to 2017, Ms. Korth was President and Chief Executive Officer of TECHNIPLAS Group, a privately held group of specialized plastics companies that primarily serve the automotive, commercial vehicle, and infrastructure industries. Prior to joining the TECHNIPLAS Group, Ms. Korth was President and Chief Executive Officer of Supreme Corporation (NYSE American: STS), a producer of specialty vehicles based in Goshen, Indiana, from 2011 to 2012. Ms. Korth holds a B.A. degree from Western Michigan University and a M.I.M. from the American Graduate School of International Management (Thunderbird). She is currently a member of the board of Stoneridge Inc. (NYSE: SRI) and Engauge Workforce Solutions LLC. She is also a member of the Original Equipment Suppliers Association (OESA).

Ms. Korth’s extensive experience in corporate governance issues as a director of a publicly-held corporation, organizational design, development of strategies for growth and improved performance for automotive suppliers, her insight into industry trends and expectations and recognition as a thought leader in the automotive industry, and her years of service as a director of Unique make her an invaluable member of the Board.
Executive Officers
Our executive officers, their respective ages, and positions with the Company as of April 30, 2021 are as follows:

Name	Age	Position with the Company
Byrd Douglas Cain, III	61	President and Chief Executive Officer
Brian P. Loftus	39	Vice President and Chief Financial Officer
Byrd Douglas Cain, III. Mr. Cain joined the Company on September 30, 2019, from Mubea Group (“Mubea”), a global market leader in the development and manufacture of automotive suspension, powertrain, and body components. Mr. Cain was employed by Mubea for over twelve years, including as the CEO of Mubea North America from January 2010 until June 2019 and as the Chief Commercial Officer from June 2019 to September 2019. Previous to Mubea, Mr. Cain worked at Alcoa Fujikura, and its successor company America Fujikura, a fiber optic telecommunications equipment wiring and connectivity service provider from 1997 to 2007 in a variety of executive management roles including Director of Finance, Director of Supply Chain, business unit General Manager, and Director of Compliance. Mr. Cain earned a Bachelor of Arts degree cum laude in Business Administration from Rhodes College and holds an active Certified Public Accountant license.
Brian P. Loftus. Mr. Loftus joined the Company on April 6, 2020, from Wabash National Corporation (“Wabash”), a publicly traded leader in the design and manufacturing of engineered solutions for the transportation, logistics and distribution industries. Mr. Loftus was Wabash’s Corporate Controller since October 2018. Prior to Wabash, Mr. Loftus was the Corporate Controller for Horizon Global Corporation (“Horizon”), a publicly traded designer, manufacturer, and distributor of towing and trailering equipment from July 2015 to October 2018. Prior to Horizon, Mr. Loftus held various positions with TriMas Corporation, a diversified industrial manufacturer, from August 2009 to June 2015 including Controller for TriMas’ then subsidiary Cequent Performance Products, Inc., Segment Financial Manager, and Corporate Audit Manager. Mr. Loftus began his career in public accounting with Deloitte and Touche LLP. Mr. Loftus earned a Bachelor of Science in Business Administration in Accounting and a Master of Business Administration from Central Michigan University. Mr. Loftus is a Certified Public Accountant in the State of Michigan.
Corporate Governance
Our business and affairs are managed under the direction of our Board of Directors. The composition of our Board of Directors prior to our IPO was governed by the terms of the Stockholders Agreement among the Company and the stockholders named therein, dated March 18, 2013, or the Stockholders Agreement, pursuant to which the Taglich founding investors, as defined, designated Richard L. Baum, Jr., William M. Cooke, Paul Frascoia and Donn Viola (retired at 2020 Annual Meeting of Stockholders) as directors. Pursuant to the Stockholders Agreement, Peninsula designated James Illikman and Kim Korth as directors. The Stockholders Agreement terminated upon the completion of the offering, except for certain registration rights. However, pursuant to a director nomination agreement which was effective upon the completion of our IPO, Peninsula has the right to nominate one director until such time as its beneficial ownership of our common stock is less than 5% of our total outstanding shares of common stock. As of April 20, 2021, Peninsula beneficially owns 14.85% of our shares of common stock.
In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following the election. Our directors are divided among the three classes as follows:
▪The Class I directors are Mr. Cooke and Ms. Korth, and their terms will expire at the 2022 annual meetings of stockholders;
▪The Class II directors are Messrs. Cavanagh and Frascoia, and their terms expire at the 2023 annual meeting of stockholders; and
▪The Class III directors are Mr. Baum, Ms. Benedict and Mr. Illikman, and their terms will expire at the 2021 annual meeting of stockholders.
Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
Our Board of Directors met four times during 2020. Under the Company’s corporate governance guidelines, board members are expected to attend all meetings of the board committees on which they serve, and will not be compensated by the Company for meetings they do not attend. Each director serving on the board in 2020 attended at least 75% of the total number of meetings of the board and of the committees on which he or she served during the time he or she was on the board in 2020. Our corporate governance guidelines are available on our corporate website at www.uniquefab.com. Our website is not part of this Annual Report on Form 10-K. Also, the Company does not have a formal policy concerning attendance by directors at the annual meeting of stockholders.
Board Committees
The standing committees of our Board of Directors consist of the Audit Committee and the Compensation Committee. Each of the committees reports to the Board of Directors as they deem appropriate and as the Board of Directors may request. The composition, duties and responsibilities of these committees are set forth below. The Board of Directors does not have a nominating committee. The Board of Directors has determined that director nominees be recommended by a majority of the board’s independent directors. It is the position of the Board of Directors that it is appropriate for the Company not to have a separate nominating committee because the size, composition, and collective independence of the Board of Directors enables it adequately to fulfill the functions of a standing committee. The NYSE American does not require the Company to have a standing separate nominating committee but does require that nominees be selected either by a nominating committee composed solely of independent directors or by the board by a majority of independent directors.
Audit Committee
The Audit Committee is responsible for, among other matters: (1) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered public accounting firm’s qualifications, independence and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (6) reviewing and approving related party transactions. The Audit Committee met four times during 2020 and all committee members were present at all meetings.
Our Audit Committee consists of Mr. Frascoia, Mr. Cavanagh, and Ms. Korth. We believe that all qualify as independent directors according to the rules and regulations of the SEC and the NYSE American with respect to audit committee membership. We also believe that Mr. Frascoia qualifies as our “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) and (iii) of Regulation S-K. Our Board of Directors adopted a written charter for the Audit Committee, which is available on our corporate website at www.uniquefab.com. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.
Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, chief executive officer, and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans. The Compensation Committee met four times during 2020 and all committee members were present at all meetings.
Our Compensation Committee consists of Mr. Baum, Ms. Benedict and Mr. Illikman. Our Board of Directors adopted a written charter for the Compensation Committee, which is available on our corporate website at www.uniquefab.com. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.
Risk Oversight
Our Board of Directors is currently responsible for overseeing our risk management process. The board focuses on our general risk management strategy and the most significant risks facing us and ensures that appropriate risk mitigation strategies are implemented by management. The board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.
Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through our standing committees. In particular, our board is responsible for monitoring and assessing strategic risk exposure, our Audit Committee is responsible for overseeing our major financial risk exposures and the steps management has taken to monitor and control these exposures and our Compensation Committee assesses and monitors whether our compensation policies and programs have the potential for unnecessary risk taking. Our management is responsible for day-to-day risk management which includes identifying, evaluation, and addressing potential risks at the Company.

Leadership Structure of the Board of Directors
The positions of Chairman of the Board and Chief Executive Officer are presently separated. The Company believes separating these two positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing our Chairman of the Board to focus on the Board and its role of providing advice to and independent oversight of management. Our Board believes that having separate positions is the appropriate leadership structure for the Company at this time and demonstrates our commitment to good corporate governance.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee is a current or former officer or employee of Unique Fabricating, Inc., or its subsidiaries or has had a relationship requiring disclosure by Unique Fabricating, Inc., under applicable federal securities regulations. No executive officer of Unique Fabricating, Inc. served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.
Involvement in Certain Legal Proceedings
None of our directors or executive officers has been involved in any of the following events during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject, or a party to any Federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, superseded or vacated related to an illegal violation of Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies or law or regulation prohibiting mail or wire or fraud in connection with any business entity; or (6) being the subject of or party to any sanction or order, not subsequently reversed, superseded or vacated of any self regulatory organization, any registered entity or equivalent organization that has disciplinary authority over its method.
Business Conduct Policy
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
Communications to the Board of Directors
Stockholders and other interested parties may contact any member of the Board by U.S. mail. Such correspondence should be sent c/o Corporate Secretary, Unique Fabricating, Inc., 800 Standard Parkway, Auburn Hills, MI 48326.
The Corporate Secretary will forward to the Board all copies of correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the board or its committees or that he or she otherwise determines requires the attention of any member, group or committee of the board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires that each person who is a director, executive officer, or who beneficially owns more than 10% of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms or written representations from such persons, Unique is aware of no late Section 16(a) filings other than a late Form 3 and two late Forms 4 filed by Mr. Cavanagh. The late Form 3 and first late Form 4 was the result of administrative delays by us gaining control of the filers EDGAR account. The second late Form 4 was the result of an administrative delay by the filer.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This section provides information about executive compensation for the Company’s 2020 named executive officers (“NEOs”), who are:
▪Byrd Douglas Cain, III – President and Chief Executive Officer; and
▪Brian P. Loftus – Vice President and Chief Financial Officer.
No other individuals served as an executive officer during the year ended December 31, 2020. This section also provides qualitative and quantitative information regarding the manner and context in which compensation is awarded to and earned by our NEOs and is intended to place in perspective the data presented in the tables and narratives that follow.
Compensation Philosophy and Objectives
The Company’s philosophy is to align executive compensation with the interests of our stockholders by basing certain compensation decisions on financial objectives that our board of directors believes are primary determinants of long-term stockholder value. Our executive compensation programs are designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:
▪to reward our executive officers for sustained financial and operating performance;
▪to align their interests with those of our stockholders;
▪to encourage our executive officers to remain with us long-term.
Elements of Compensation
Base Salary
The Company pays its NEOs based on the experience, skills, knowledge and responsibilities required of each officer. The Company believes base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to the Company. Base salaries for our NEOs are determined by our board of directors at its sole discretion, and no NEO has the right to automatic or scheduled increases in base salary.
Annual Incentive Bonuses
In response to the COVID-19 pandemic, the Company suspended its annual incentive bonuses. As such, our NEOs were not eligible to receive bonuses during fiscal year 2020.
Bonuses are based on a combination of corporate performance against the Financial Plan approved by the Board of Directors and performance against certain individual goals and objectives. Bonuses are only paid if at least 80% of Plan results are achieved. Performance between 90% to 100% of Plan reduces the bonus multiplier by two times the shortfall. For example, 90% of planned performance would result in a 80% available pool of targeted bonuses. Conversely, performance between 100% and 110% of Plan increases the bonus multiplier by two times the overage. For performance between 80% and 90% of Plan, there is a curve that would reduce the available bonus pool to 25% to 80% of target, and for performance above 110% of Plan, the curve would increase the available bonus pool to 120% to a maximum of 175% of target. The actual bonus paid is the potential bonus based on corporate performance, factored by the individual’s achievement of personal goals and objectives.
Long-Term Equity Compensation
The Company currently has a 2013 Stock Incentive Plan and 2014 Omnibus Performance Award Plan with respect to the grant of equity incentive awards to our executive officers, as the Company believes that equity grants provide our executives with a strong link to our long -term performance, and help align the interests of our executives and our stockholders. Accordingly, our Compensation Committee periodically reviews the equity incentive compensation of our executive officers and from time to time may grant equity incentive awards to them.
Our 2013 Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders in March 2013. The plan provides for the granting of stock options to employees, directors, consultants and any person or entity who has the contractual right to appoint a director. Grants of stock options may include incentive stock options and non-statutory stock options. The plan authorizes 495,000 shares of our common stock to be issued under the plan.
As of April 30, 2021, we have awarded options to our current NEOs for an aggregate 85,000 shares of our common stock with a weighted average exercise price of $2.81 per share under the 2013 Stock Incentive Plan.
Our 2014 Omnibus Performance Award Plan was approved by our Board of Directors and our stockholders in 2014 and became effective on the closing of our initial public offering (“IPO”). The Plan was amended in 2016 and in 2020 to increase the number of shares for which awards may be made. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan, as amended, authorizes the grant of awards relating to 700,000 shares of our common stock.
As of April 30, 2021, there are outstanding options to our current NEOs for an aggregate 250,000 shares of our common stock at a weighted average exercise price of $2.81 per share under the 2014 Omnibus Performance Award Plan.
Other Compensation and Supplemental Benefits
Our NEOs are also allowed certain other compensation which includes a car allowance for Mr. Cain. Our NEOs are also eligible for the following benefits on a similar basis as our other eligible employees:
▪health, dental, and vision insurance;
▪vacation, personal holidays and sick days;
▪life insurance and supplemental life insurance
▪accident and critical illness insurance; and
▪short and long-term disability.
Defined Contribution Plan; 401(k)
The Company maintains a defined contribution plan covering certain full time salaried employees including our NEOs. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants.
Post-Employment Compensation
Mr. Cain’s employment agreement described above provides that upon termination by the Company without cause or if the Company delivers a notice of non-renewal, Mr. Cain would be entitled to receive payment of his base annual salary for fifty-two weeks or until such time as the executive accepts employment with another company, whichever period is shorter, and, if Mr. Cain elects COBRA coverage, continuation of all benefits during the 12 month period, in accordance with our standard compensation and payroll procedures for active employees participating in such plans. Mr. Cain would also be entitled to receive his monthly car allowance. Receipt of these severance benefits is contingent on the execution of a general release of claims in favor of the Company and its affiliates and compliance with Mr. Cain’s obligations under the employment agreement, including non-compete, non-solicitation and non-disclosure covenants, and under equity holder or other agreements.
Should the Company terminate Mr. Loftus’ employment without cause, Mr. Loftus would be entitled to severance payments equal to six months of his annual base salary.
Stock Option and Other Compensation Plans
2013 Stock Incentive Plan
Our 2013 Stock Incentive Plan was adopted by our board of directors and approved by our stockholders in March 2013. The plan provides for the granting of stock options to employees, directors, consultants and any person or entity who has the contractual right to appoint a director. Grants of stock options may include incentive stock options and non-statutory stock options. The plan authorizes 495,000 shares of our common stock to be issued under the plan. The plan is administered by our board or a committee, which in the discretion of the board is constituted to comply with the requirements of Rule 16b-3 under the Securities Exchange Act or Section 162(m) under the Internal Revenue Code of 1986.
The plan provides that, on the date of the grant, the exercise price must equal at least 100% of the fair market value or, in the case of any incentive stock options, 110% of the fair market value with respect to optionees who own at least 10% of the total combined voting power of all classes of our stock. The fair market value is the closing sales price for our stock if it is listed on any established stock exchange or national market system or, if the common stock is regularly quoted by a recognized securities dealer but selling prices are not reported, determined by computing the arithmetic mean of our high and low asked prices on a given determination date. No option may have a term in excess of ten years from the date of grant; provided that for any incentive stock option granted to a 10% stockholder, the term may not exceed five years from the date of grant. The consideration, to the extent approved by the plan administrator, may be paid by cash or cash equivalent, with other shares of the Company, subject to certain requirements, or any combination of such consideration.
Awards granted under the plan are generally not transferable by the participant except by will or the laws of descent and distribution, and each award is exercisable, during the lifetime of the participant. Additionally, any shares of our common stock received pursuant to an award granted under the plan, are subject to our buy-back rights in terms set forth in the award agreement.

Options granted under the plan vest as provided at the time of the grant. Upon the occurrence of a change of control, as defined, each outstanding option shall be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation, unless otherwise provided in the award agreement. If the successor does not assume the option or issue an equivalent option, the administrator will provide that (1) all options will become exercisable in full at a specified time prior to the change of control and will terminate upon its consummation of the change of control unless exercised prior thereto or (2) all options will terminate upon consummation of the change of control and each holder will receive a cash payment based upon the difference between the acquisition price per share in the transaction and the exercise price. The plan may be amended, altered, suspended or terminated by the administrator at any time. We may not alter the rights and obligations under any award granted before amendment of the plan without the consent of the affected participant. Unless terminated sooner, the plan will terminate automatically in March 2023.
2014 Omnibus Performance Award Plan
The Company's 2014 Omnibus Performance Award Plan, or the 2014 Plan, was adopted by our board of directors and approved by the stockholders in 2014, and was effective on the closing of the IPO. The 2014 Plan was amended by approval of the stockholders in 2016 and 2020 to increase the number of shares subject to the plan. The 2014 Plan, as amended, provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan authorizes the grant of awards relating to 700,000 shares of our common stock. In the event of any transaction that causes a change in our capitalization, the Compensation Committee or such other committee administering the 2014 Plan will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights.
Plan Administration.  The 2014 Plan is administered by the Compensation Committee of our board (which consists exclusively of outside directors), or by such other committee consisting of not less than two non-employee directors appointed by the board. The committee is comprised solely of directors qualified to administer the 2014 Plan pursuant to Rule 16b-3 under the Exchange Act.
Eligibility and Participation.  Employees eligible to participate in the 2014 Plan include management and key employees of the Company and its subsidiaries, as determined by the committee, including employees who are members of the board. Directors who are not employees and consultants to the Company also are able to participate in the 2014 Plan.
Amendment and Termination of the Plan.  In no event may any award under the 2014 Plan be granted on or after the tenth anniversary of the 2014 Plan’s effective date. The board may amend, modify or terminate the 2014 Plan at any time. However, no amendment requiring stockholder approval for the 2014 Plan to continue to comply with Sections 162(m), 409A or 422 of the Code will be effective unless approved by stockholders, and no amendment, termination or modification will materially and adversely affect any outstanding award without the consent of the participant.
Awards Under the Plan
Stock Options.   The committee may grant incentive stock option, or ISOs, non-qualified stock options, or NSOs, or a combination of ISOs and NSOs. There are certain tax advantages to employees who receive ISOs. However, certain restrictions also apply to such grants. ISOs can be granted only to employees (not to non-employee directors or consultants), and the option exercise price must be at least equal to 100% of the fair market value of a share of common stock on the date the option is granted (110% in the case of an individual who is a 10% owner of the Company). An ISO may not be exercised later than 10 years after the date of grant (five years in the case of 10% owners of the Company). ISOs also may not be exercised later than three months (one year in the case of a termination of employment due to disability) after the option holder’s termination of employment other than due to his or her death. Common stock will be deemed to be acquired under an ISO only with respect to the first $100,000 worth of common stock (valued on the date of grant) first exercisable in any calendar year and the excess number of shares will not be deemed to have been acquired under an ISO.
ISOs may be transferred only by will or under the laws of descent and distribution and, during the participant’s lifetime, will be exercisable only by the participant or his or her legal representative. Each stock option agreement will specify the holder’s (or his or her beneficiary’s) rights in the event of retirement, death or other termination of employment. Except as may be provided in the stock option agreement, if an option holder’s employment is terminated for “cause,” as defined by the 2014 Plan, all options granted to such holder will be forfeited. The option exercise price is payable in cash, in shares of common stock having a fair market value equal to the exercise price, by share withholding or a combination of the foregoing.
SARS.   SARs may be in the form of freestanding SARs, SARs granted together with options, or tandem SARS, or a combination of both. The base value of a freestanding SAR must be equal to the fair market value of a share of common stock on the date of grant. The base value of a tandem SAR must be equal to the exercise price of the related option. Freestanding SARs may be exercised upon such terms and conditions as are imposed by the committee and set forth under the SAR award agreement. A tandem SAR may be exercised only with respect to the shares of common stock for which its related option is exercisable. Tandem SARs will expire no later than the expiration of the related option and the term of any tandem SAR which is linked to an ISO may not exceed ten years. Tandem SARs may be exercised only when the fair market value of the shares subject to the option exceeds the option exercise price. Furthermore, the number of shares of common stock that may be acquired under the related option will be reduced, one for one, by the number of shares with respect to which the tandem SAR is exercised.
Upon the exercise of an SAR, a participant will receive the difference between the fair market value of a share of common stock on the date of exercise and the base value multiplied by the number of shares with respect to which the SAR is exercised. Payment due upon exercise may be in cash, in shares of common stock having a fair market value equal to such cash amount, or a combination of cash and shares, as determined by the committee.
SARs may only be transferred by will or under the laws of descent and distribution and, during the lifetime of a participant, may be exercised only by the participant or his or her legal representative. Each SAR award agreement will specify the participant’s (and his or her beneficiary’s) rights in the event of death or other termination of employment. Except as may be provided in a grant award made to a particular participant, if a participant voluntarily terminates his employment (other than as a result of disability) without the Company’s consent or without “good reason,” as defined, or if the participant is terminated for “cause” under the 2014 Plan, all SARs will be forfeited.
Restricted Stock.   Restricted stock are shares of common stock transferred to a participant which are subject to forfeiture if certain employment or vesting requirements are not met during the “restriction period.” Restricted stock may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated until the end of the applicable restriction period or upon earlier satisfaction of conditions specified by the committee. During the restriction period, holders may exercise full voting rights and will be credited with cash dividends. Dividends credited during the restriction period will be withheld by the Company until the related shares of restricted stock vest and will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. All rights with respect to restricted stock will be available only during a participant’s lifetime, and each restricted stock award agreement will specify the participant’s (and his or her beneficiary’s) rights in the event of death or other termination of employment. Except as may be provided in an award agreement, if a participant’s employment is terminated for any reason prior to the end of the restriction period, all shares of restricted stock granted to such participant will be forfeited.
RSUs.   Each RSU represents an agreement by the Company to deliver to the participant one share of common stock at a predetermined date. RSUs are subject to forfeiture if certain employment requirements or other vesting requirements are not met or if a participant’s employment is terminated for any reason prior to the end of the restriction period, unless otherwise provided in the award agreement. All rights with respect to RSUs will be available only during a participant’s lifetime, and each RSU award agreement will specify the participant’s (and his or her beneficiary’s) rights in the event of death or other termination of employment.
Performance Shares and Performance Units.   Performance shares and units are similar to shares of restricted stock and RSUs except that certain individual, financial or other company-related goals and targets must be met in order for the performance shares and units to become non-forfeitable. The committee will set performance goals which will determine the number and/or value of performance shares or units that will be paid to participants. The committee also may develop, subject to stockholder approval, goals and targets that must be met in order to determine the vesting and/or the amount of performance shares and/or units granted to key executives in order to avoid Section 162(m) limitations. Participants will be entitled to receive payment of the value of performance shares or units earned in cash and/or shares of common stock which have an aggregate fair market value equal to the value of the earned performance shares or units after the end of the applicable performance period. Prior to the beginning of each performance period, participants may elect to defer receipt of payout on such terms as the committee deems appropriate. Participants may be entitled to have dividends declared with respect to performance shares earned in connection with performance share/unit grants earned but not yet distributed held in their performance accounts, subject to the same restrictions as are applicable to dividends earned with respect to restricted stock. The performance shares and units may also be subject to other vesting requirements or other restrictions, such as continued employment for specified periods of time.
Except as may be provided in an award agreement with respect to a particular participant, in the event a participant’s employment is terminated for any reason, all performance shares and units granted to such participant will be forfeited. Performance shares and units may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution.
Cash Incentives.   Under the terms of a cash incentive grant, certain individual, financial or other Company-related goals and targets must be met in order for the cash incentives to become non-forfeitable and to determine the amount of the cash incentives to which a participant is entitled. The committee will set performance goals which, depending on the extent to which they are met during the performance periods established by the committee, will determine the value of cash incentives that will be paid to a participant. Participants will receive payment of the cash incentives at the end of the applicable performance periods. Prior to the beginning of each performance period, a participant may elect to defer receipt of payout on such terms as the committee deems appropriate. Except as may be provided in an award agreement with respect to a particular participant, if a participant’s employment is terminated for any reason, all unpaid cash incentives granted to such participant will be forfeited. Rights to cash incentives may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated.
Limits on Grants.   To avoid the income tax deduction limitation under Section 162(m) of the Code on annual compensation in excess of $1,000,000, there are limits on the maximum number of options and SARS that may be granted, the maximum value of restricted stock, RSUs, performance units and shares that may be distributed and the maximum dollar amount of cash incentives that may be paid to any key executive under the 2014 Plan in any year.
Merger, Consolidation, Sale of Assets or Change in Control of the Company. As of the effective date of a merger, consolidation, sale of all or substantially of the assets or the change in control of the Company (and if the merger, consolidation or other transaction agreement does not provide for the continuation of awards or the substitution of new awards), (1) any option or SAR outstanding will become immediately exercisable and (2) any restriction periods and restrictions imposed on restricted stock will be deemed to have expired. Performance shares or units payable after the date of a merger, consolidation or other transaction will be paid in cash as of the date they originally were to be paid unless, subject to the limitations imposed by Code Section 409A, the Company or its successor determines to pay such amounts as of an earlier date. Except as may be provided in a particular award, the number of performance shares and units will be prorated based on the attainment of the applicable performance goals at the target level if, as a result of the merger, consolidation, or other transaction the value of such awards cannot be determined.
Indemnification Agreements
Please refer to Item 13, “Certain Relationships and Related Party Transactions” in this Annual Report on Form 10-K for information on director and executive officer indemnification.
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2020 and December 29, 2019:

Name and Principal Position	Year	Salary	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	Other Compensation (7)	Total
Byrd Douglas Cain, III, President and Chief Executive Officer(1)	2020	$400,000	$—	$—	$29,200	$429,200
	2019	$101,515	$227,662	$—	$14,304	$343,481
Brian P. Loftus, Vice President and Chief Financial Officer(2)	2020	$199,432	$53,000	$—	$13,800	$266,232
John Weinhardt, former President and Chief Executive Officer(3)	2020	$—	$—	$—	$147,931	$147,931
	2019	$141,750	$—	$—	$275,650	$417,400
Thomas Tekiele, former Chief Financial Officer(4)	2020	$—	$—	$—	$—	$—
	2019	$220,479	$—	$—	$66,963	$287,442
________________________________
(1)Mr. Cain was appointed President and Chief Executive Officer effective September 30, 2019 with an annual base salary of $400,000. Following the termination of Mr. Tekiele’s employment with the Company, Mr. Cain served as Interim Chief Financial Officer for the Company beginning on October 11, 2019 until Mr. Loftus’ appointment became effective on April 6, 2020.
(2)Mr. Loftus was appointed Vice President and Chief Financial Officer effective April 6, 2020 with an annual base salary of $270,000.
(3)Mr. Weinhardt’s employment with the Company terminated on May 6, 2019.
(4)Mr. Tekiele’s employment with the Company terminated on October 11, 2019.
(5)All amounts in this column were calculated in accordance with FASB ASC Topic 718 and represent the aggregate grant date fair value of each option award granted during the fiscal years shown. On April 6, 2020, Mr. Loftus received 37,500 stock options under the 2014 Omnibus Performance Award Plan and 12,500 stock options under the 2013 Stock Incentive Plan. On September 30, 2019, Mr. Cain received 212,500 stock options under the 2014 Omnibus Performance Award Plan and 72,500 stock options under the 2013 Stock Incentive Plan.
(6)In response to the COVID-19 pandemic the Company suspended its annual incentive bonus plan for 2020 and thus our NEOs were not eligible for an annual cash bonus in 2020. Our NEOs, based on the Company’s performance, did not earn an annual cash bonus in 2019.
(7)This column includes car allowances, Company paid 401(k) contributions, and other compensation for the NEOs (including temporary living and travel expenses for Messrs. Cain and Loftus, severance payments for Mr. Weinhardt, and cash payments for unused accrued vacation for Mr. Tekiele). Specifically for 2020: (A) Mr. Cain received a car allowance in the amount of $18,000; (B) Messrs. Cain, Loftus, and Weinhardt received $11,200, $6,300, and $5,189, respectively, for Company contributions to the 401(k) plans; (C) Mr. Loftus received payments of $7,500 for temporary living and travel expenses; (D) Mr. Weinhardt received cash severance payments of $129,727 in 2020 ($378,000 of severance benefits in total as of April 30, 2021 have been paid to Mr. Weinhardt, including the amounts paid in 2020 and 2019) and $4,091 of Company paid post-employment benefit continuation.

Outstanding Equity Awards as of December 31, 2020
The following table sets forth information regarding outstanding stock options held by our NEOs as of December 31, 2020. Our NEOs did not hold any restricted stock or other awards as of December 31, 2020.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (1)	Option Expiration Date
Byrd Douglas Cain, III	9/30/2019(2)	56,000	229,000	$2.89	9/30/2029
Brian P. Loftus	4/6/2020(3)	—	50,000	$2.36	4/6/2030
________________________________
(1)This column represents the fair value of a share of our common stock on the date of grant, as determined by our board of directors.
(2)On September 30, 2019, Mr. Cain received 212,500 stock options under the 2014 Omnibus Performance Award Plan and 72,500 stock options under the 2013 Stock Incentive Plan. The 212,500 stock option under the 2014 Omnibus Performance Award Plan vests as follows: (A) 140,000 stock options are time-based with 40% vesting on September 30, 2020 and in three substantially equal 20% installments on September 30, 2021, September 30, 2022, and September 30, 2023; (B) 36,250 stock options vest once the closing price of the Company’s common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days; and (C) 36,250 stock options vest once the closing price of the Company’s common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. The 72,500 stock options under the 2013 Stock Incentive Plan vest as follows: (A) 36,250 stock options vest once the closing price of the Company’s common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days; and (B) 36,250 stock options vest once the closing price of the Company’s common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.
(3)On April 6, 2020, Mr. Loftus received 37,500 stock options under the 2014 Omnibus Performance Award Plan and 12,500 stock options under the 2013 Stock Incentive Plan. The 37,500 stock option under the 2014 Omnibus Performance Award Plan vests as follows: (A) 25,000 stock options are time-based with 40% vesting on April 6, 2021 and in three substantially equal 20% installments on April 6, 2022, April 6, 2023, and April 6, 2024; (B) 6,500 stock options vest once the closing price of the Company’s common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days; and (C) 6,250 stock options vest once the closing price of the Company’s common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. The 12,500 stock options under the 2013 Stock Incentive Plan vest as follows: (A) 6,250 stock options vest once the closing price of the Company’s common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days; and (B) 6,250 stock options vest once the closing price of the Company’s common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.
Executive Employment Arrangements
Byrd Douglas Cain, III
Mr. Cain has a three year employment agreement that currently expires on September 30, 2022 and which renews automatically each year for successive one-year terms, on the same terms and conditions then in effect, unless notice of non-renewal is given by either Mr. Cain or the Company at least 90 days prior to the end of the applicable term. The agreement provides Mr. Cain the following compensation: (i) annual base salary of $400,000 (subject to periodic review and adjustment as the Board deems appropriate); (ii) eligible to receive an annual short-term cash incentive award subject to the satisfaction of terms and conditions determined by the Board in its sole discretion with an initial target of not less than 50% of Mr. Cain’s annual base salary; (iii) a $1,500 monthly car allowance; and (iv) other benefits including vacation and participation in the Company’s 401(k) and health care plans.
Mr. Cain is subject to a non-compete covenant, which provides that during the term of employment and for fifty-two weeks following his termination, Mr. Cain may not, directly or indirectly, participate in, engage in or have a financial interest in or management position or other interest in any business that is competitive with the Company’s business. Similarly, during the term of employment and for fifty-two weeks following the date of his termination, Mr. Cain may not, directly or indirectly, solicit or otherwise interfere with the Company’s relationship with any employee, customer or supplier of the Company. Mr. Cain is also required to keep confidential during the term of employment and thereafter all confidential and proprietary information concerning the Company and its business.
Brian P. Loftus
Mr. Loftus does not have an employment agreement with the Company. Mr. Loftus’ compensation includes the following: (i) annual base salary of $270,000 (subject to periodic review and adjustment as the Board deems appropriate); (ii) eligible to receive an annual short-term cash incentive award subject to the satisfaction of terms and conditions determined by the Company’s Board of Directors in its sole discretion with an initial target of not less than 30% of his base salary; and (iii) other benefits including vacation and participation in the Company’s 401(k) and health care plans.
Should the Company terminate Mr. Loftus’ employment without cause, Mr. Loftus would be entitled to severance payments equal to six months of his annual base salary.

Director Compensation
Our Directors received cash fees for their service on our Board of Directors and committees of our Board of Directors during 2020 and did not receive equity or other compensation during 2020. The following table provides information regarding total compensation that was granted to our non-employee directors during the year ended December 31, 2020.

Director Name	Board Fees	Equity Compensation(1)	Other Compensation	Total
Richard L. Baum, Jr.(2)	$50,000	$—	$—	$50,000
Susan C. Benedict	$25,000	$—	$—	$25,000
William Cooke(2)	$25,000	$—	$—	$25,000
Patrick W. Cavanagh(3)	$12,500	$—	$—	$12,500
Paul Frascoia	$25,000	$—	$—	$25,000
James Illikman	$18,750	$—	$—	$18,750
Kim Korth	$25,000	$—	$—	$25,000
Donn Viola(4)	$12,500	$—	$—	$12,500
________________________________
(1)The amounts in this column reflect the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) of the stock option awards made to any of our directors during 2020.
(2)Taglich Private Equity provides services to the Company pursuant to a Management Services Agreement. Messrs. Baum and Cooke are related persons of Taglich Private Equity or Taglich Brothers, and, by agreement with Taglich Private Equity amending the Management Services Agreement, the annual consulting fee paid by the Company to Taglich Private Equity under the Management Services Agreement is reduced by the amount of director fees paid to Messrs. Baum and Cooke and by any equity awards received as compensation for serving on the Board.
(3)Mr. Cavanagh was elected to the Board of Directors on July 2, 2020 at the 2020 Annual Meeting of Stockholders.
(4)Mr. Viola retired from the Board following the 2020 Annual Meeting on July 2, 2020.
Each member of our Board of Directors is also entitled to reimbursement for reasonable travel and other expenses in connection with attending meetings of the Board of Directors and any committee of the Board of Directors on which they serve.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Table
The following table includes equity compensation plan information as of December 31, 2020, the Company’s last day of its 2020 fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	726,500	(1)	$4.53	(2)	293,180	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	726,500		$4.53		293,180
________________________________
(1)Consists of (i) 221,500 shares to be issued upon exercise of outstanding options under the 2013 Plan, as of December 31, 2020, and (ii) 505,000 shares to be issued upon exercise of outstanding options under the 2014 Plan, as of December 31, 2020.
(2)Consists of the weighted-average exercise price of the 726,500 stock options outstanding on December 31, 2020.
(3)Consists of (i) 106,180 shares that remained available for future issuance under the 2013 Plan as of December 31, 2020 and (ii) 187,000 shares that remained available for future issuance under our 2014 Plan as of December 31, 2020.
Security Ownership of Certain Beneficial Owners and Management
The table sets forth certain information with respect to the beneficial ownership of our common stock as of April 20, 2021, except as otherwise indicated, by:
▪each person known by us to beneficially own more than 5% of the Company’s commons stock;
▪each of the Company’s directors and director nominees;
▪each of the named executive officers; and

▪all of the Company’s directors and executive officers as a group.
For further information regarding material transactions between us and certain of our stockholders, see Item 13, “Certain Relationships and Related Party Transactions.”
To our knowledge, except as set forth in the footnotes to this table and subject to community property laws, where applicable, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.
Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Unique Fabricating, Inc., 800 Standard Parkway, Auburn Hills, Michigan 48326.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number		Percentage
Five percent stockholders
The Peninsula Fund V, Limited Partnership 500 Woodward Avenue, Suite 2800, Detroit, Michigan 48226	1,452,132	(2)	14.85%
Pacific Ridge Capital Partners, LLC 4900 Meadows Road, Suite 320, Lake Oswego, Oregon 97035	764,172	(3)	7.81%
Royce & Associates, LP 745 Fifth Avenue, New York, New York 10151	589,122	(4)	6.02%
Robert Taglich 709 New York Avenue, Suite 209, Huntington, New York 11743	503,357	(5)	5.15%
Directors and named executive officers
Byrd Douglas Cain, III, President and Chief Executive Officer	83,140	(6)	0.85%
Brian P. Loftus, Vice President and Chief Financial Officer	10,000	(7)	0.10%
Richard L. Baum, Jr., Chairman	299,294	(8)	3.06%
Susan C. Benedict, Director	—		—%
Patrick Cavanagh, Director	4,400		0.04%
William Cooke, Director	52,642	(9)	0.54%
Paul Frascoia, Director	46,650	(9)	0.48%
James Illikman, Director	7,500	(9)	0.08%
Kim Korth, Director	37,500	(10)	0.38%
All executive officers and directors as a group (nine persons)	541,126	(11)	5.53%
________________________________
(1)Based upon 9,779,147 outstanding shares of common stock, as of April 30, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of April 30, 2021 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)Peninsula’s President and Chief Investment Officer, Scott A. Reilly, exercises sole voting and dispositive power for the shares beneficially owned by Peninsula. The number set forth in the table includes 7,500 exercisable options granted to Mr. Illikman.
(3)The number set forth in the table is based on the Schedule 13G/A for Pacific Ridge Capital Partners, LLC filed with the SEC on February 11, 2021.
(4)The number set forth in the table is based on the Schedule 13G/A for Royce & Associates LP filed with the SEC on January 27, 2021.
(5)The number set forth in the table is based on the Schedule 13G for Robert Taglich filed with the SEC on February 14, 2018. The number set forth in the table includes 24,000 shares for which Mr. Taglich is custodian for his children and 8,663 shares of common stock subject to currently exercisable warrants.
(6)The number set forth in the table includes 56,000 exercisable options.
(7)The number set forth in the table includes 10,000 exercisable options.
(8)The number set forth in the table includes shares owned by an investment partnership controlled by Mr. Baum, shares owned by family trusts and 7,500 exercisable options.
(9)The number set forth in the table includes 7,500 exercisable options for each of Messrs. Cooke, Frascoia and Illikman.
(10)The number set forth in the table includes 37,500 exercisable options.
(11)With the exception of Mr. Baum, each director and NEO beneficially owns less than one percent of the outstanding shares of the Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Policies and Procedures for Related Party Transactions
The Audit Committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. We adopted a policy regarding transactions between us and related persons. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions.
Transactions with Taglich
Formation. Taglich Private Equity, LLC sourced and sponsored our formation in March 2013 under the name UFI Acquisition, Inc. exclusively for the purpose of effecting the acquisition of all of the outstanding shares of Unique Fabricating, Inc. Unique Fabricating, Inc. subsequently changed its name to Unique Fabricating NA, Inc. and we subsequently changed our name to Unique Fabricating, Inc. Taglich Private Equity, LLC has been sourcing and sponsoring leveraged buyouts of companies since 2000 and often retains Taglich Brothers, Inc. as the equity capital placement agent for these transactions. Richard L. Baum. Jr., the Chairman of our board of directors, is an associate of Taglich Private Equity, LLC. Robert Taglich, who is a beneficial owner of 5% or more of our common stock, is a principal of Taglich Brothers, Inc., and William Cooke, one of our directors, is employed by Taglich Brothers, Inc.
Management Services Agreement.  In March 2013, the Company entered into a management services agreement with Taglich Private Equity, LLC. Under this agreement, the Company has been provided advisory and management services in consideration of an annual management fee, payable in monthly installments. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee of $300,000 by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the Company’s board of directors by any director who is a related person (as defined in Rule 5110 of the FINRA Manual) of Taglich Private Equity, LLC or Taglich Brothers, Inc. In accordance with the amendment, the Company paid a total fee of $225,000 during 2019. Pursuant to the terms of the Management Services Agreement, in addition to the annual management fee, the Company will pay Taglich Private Equity, LLC a fee for each acquisition by the Company during the term of the agreement or in the event of the sale of the entire Company calculated as follows: 5% of the first $1 million of value; 4% of the second $1 million of value; 3% of the third $1 million of value; 2% of the fourth $1 million of value, and 1% of the value paid over $4 million. If the Company or any subsidiary pays for investment banking services in connection with any acquisition by the Company or any subsidiary or the sale of the Company, the transaction fee payable to Taglich Private Equity, LLC will be reduced dollar for dollar by any fees paid to a third party investment banker or broker. The services provided to us by Taglich Private Equity, LLC include providing advice and counsel to the directors, executives and personnel of the Company and its subsidiaries through and including: (1) participation in business and strategic planning sessions and reviewing and commenting on business and strategic plans and agreements; (2) identifying and/or communicating with potential strategic partners, as and to the extent requested by the Company and/or its subsidiaries; (3) providing guidance and recommendations and participating in management strategy sessions regarding acquisitions or financings; and (4) participating in the strategy and implementation of the growth activities of the Company and/or its subsidiaries. In addition, Taglich Private Equity, LLC will act as the Company’s and its subsidiaries’ financial advisor in connection with certain transactions including: (1) assisting the Company and/or its subsidiaries in identifying and contacting potential purchasers of the assets or securities of the Company and/or its subsidiaries; (2) advising and assisting the Company and/or its subsidiaries in negotiating the terms and conditions of a transaction; and (3) analyzing the valuation of the Company and/or its subsidiaries or such other entity in connection with a transaction. The agreement currently expires on March 18, 2022, and renews automatically each year for an additional one-year term. The agreement will also terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, as each is defined, no longer collectively own 50% of the equity securities owned by either of them on March 18, 2013.
Initial Public Offering; Underwriters’ Warrants. Taglich Brothers, Inc. acted as a Joint Book Running Manager and a co-representative of the underwriters of the Company’s IPO in 2015. Part of the underwriting compensation that the Company issued to the underwriters were warrants to purchase, in the aggregate, 141,000 shares of our common stock, exercisable at a per share exercise price equal to 125% of the public offering price per share in the offering, commencing one year from the effectiveness of the registration statement with respect to the offering until the fifth anniversary of the effectiveness, or June 30, 2020. Taglich Brothers, Inc. received 70,500 of these warrants. Richard L. Baum, Jr., the Chairman of the Company’s Board of Directors, is an associate of Taglich Private Equity, which sourced and sponsored our formation in March 2013, and William Cooke, a member of the Company’s Board of Directors, is employed by Taglich Brothers, Inc. Affiliates of Taglich Brothers,

Inc. include Robert Taglich, the beneficial owner of more than 5% of the Company’s common stock. None of these warrants were exercised prior to their expiration during 2020.
Commercial Transaction with National Molding, LLC and its Subsidiaries. The Company entered into a commercial transaction with National Molding, LLC’s (“NMC”) subsidiary NMC Dynaplas, LTD (“Dynaplas”) during the second quarter of 2020 to supply certain die cut materials to be used in Dynaplas’ production of personal protection equipment in response to the COVID-19 pandemic. Dynaplas is a wholly owned subsidiary of NMC and Mr. Frascoia has served as NMC’s President and Chief Executive Officer since June 2020. Mr. Cavanagh served as NMC’s interim Chief Executive Officer from December 2019 to May 2020. Messrs. Cavanagh and Baum both serve as board members of NMC. The Company sold NMC die cut components valued at $455,639 in 2020.
Transactions with Engauge Workforce Solutions LLC
Beginning in February 2021, the Company began utilizing the services of Engauge Workforce Solutions LLC (“Engauge”), a manufacturing and distribution staffing agency. Ms. Korth is Managing Director of Engauge. In March 2021, the Company entered into an agreement with Engauge for its services. The agreement is for an initial term of 12 months and will continue on a month-to-month basis after the initial term. The Company may terminate the agreement, without penalty, following the initial term with 60 days written notice. The Company has incurred fees for Engauge’s services through April 10, 2021 of $66,366.
Transactions with Peninsula
In 2015, we entered into a registration rights agreement with Peninsula which provides it with registration rights, including the right to require us to file on one occasion a Form S-1 registration statement, the right to require us to file an unlimited number of registration statements on Form S-3 and the right to require the Company to file an unlimited number of shelf registrations on Form S-3 for offerings to be made on a continuous basis pursuant to Rule 415 of the Securities Act. Any registration statement on Form S-1 filed on behalf of Peninsula must be with respect to at least 500,000 shares and any registration statement on Form S-3 must be with respect to at least 250,000 shares. The Company will pay all expenses with respect to such registrations except that Peninsula will pay all underwriting discounts and commissions. Peninsula also has the right to include its shares in registration statements otherwise filed by the Company, subject to certain restrictions. Peninsula included all of its shares in a registration statement on Form S-3 filed by the Company and declared effective in July 2016. All of the expenses of the registration statement were paid by the Company. The Company may postpone the filing of any registration statement for up to six months in certain events, including if we determine that such registration or offering could interfere with a business or financing transaction or may require premature disclosure of material information that we have a bona fide business purpose for preserving as confidential. Pursuant to a director nomination agreement, Peninsula has the right to nominate one director until such time as its beneficial ownership of Unique’s common stock is less than 5% of our total outstanding shares of common stock. In addition, under the registration rights agreement, Peninsula has the right to designate an individual to attend board and committee meetings as an observer, if it no longer has the right to nominate a director and as long as Peninsula beneficially owns at least 3% of our outstanding common stock. The observer will not be able to attend any portion of a board or committee meeting during which any transaction or agreement with or for the benefit of Peninsula or any affiliate is being considered. In addition, the Board and each committee may require the observer to leave a meeting if the Board or committee needs to deliberate independently.
Indemnification Agreements With Our Executive Officers and Directors
We have entered into indemnification agreements with each of our directors and executive officers which require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements require us to advance all expenses incurred by the directors and executive officers in investigating or defending any action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
Director Independence
Under the rules and listing standards of NYSE American, or the NYSE Listing Rules, a majority of the members of our Board of Directors must satisfy the NYSE Listing Rules criteria for “independence.” No director qualifies as independent under the NYSE Listing Rules unless our Board of Directors affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board of Directors has determined that our directors are independent directors as defined under the NYSE Listing Rules.
Pursuant to a director nomination agreement, Peninsula has the right to nominate one director until such time as its beneficial ownership of our stock is less than 5% of our total outstanding shares of common stock. James Illikman is the director previously nominated by Peninsula and his term will expire at this Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services
Principal Accounting Fees and Services
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) during fiscal year 2020 and 2019:

	December 31, 2020	December 29, 2019
Audit Fees (1)	$340,000	$336,000
Audit-Related Fees (2)	59,000	30,000
Tax Fees (3)	332,300	122,700
Total	$731,300	$488,700
_________________________________
(1)Audit Fees: These fees include fees related to the audit of the Company’s annual financial statements for 2020 and 2019 by Deloitte & Touche LLP. Also includes review of the Company’s quarterly financial statements for 2020 and 2019.
(2)Audit-Related Fees: These fees include services including, among others, reviews performed in connection with SEC comment letters, auditor’s consent letter, and a statutory audit of our subsidiary in Mexico.
(3)Tax Fees: These fees include fees incurred in connection with tax planning services, tax related compliance services, and in 2020 fees incurred for services related to an Internal Revenue Service audit.
Pre-Approval of Audit and Non Audit Services
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor and to not engage the independent auditor to perform the non-audit services proscribed by law or regulation. All services provided by the independent registered public accounting firm in fiscal year ended December 31, 2020 were properly pre-approved by the Audit Committee.

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

10.32
Third Amendment to Credit Agreement and Loan Documents, dated as of March 26, 2018, by and between the financial institutions signatory thereto (the “Lenders”), Citizens Bank, National Association (formerly known as RBS Citizens, N.A.) as Administrative Agent for the Lenders, and Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2018 and incorporated herein by reference)

10.35
Amended and Restated Credit Agreement and Loan Documents, dated as of November 8, 2018, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA. Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on November 9, 2018 and incorporated herein by reference)

10.36
Waiver and Second Amendment to Credit Agreement and Loan Documents, dated as of June 14, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 17, 2019 and incorporated herein by reference)

10.37
Waiver and Third Amendment to Credit Agreement and Loan Documents, dated as of June 28, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 1, 2019 and incorporated herein by reference)

10.38
 Waiver and Fourth Amendment to Credit Agreement and Loan Documents, dated as of July 16, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 18, 2019 and incorporated herein by reference)

10.39
Consulting agreement made as of May 15, 2019, by and between Unique Fabricating NA, Inc., a Delaware corporation (the “Company”), and Kim Korth (“Consultant”) (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed on August 7, 2019 and incorporated herein by reference)

10.40
Fifth Amendment to Credit Agreement and Loan Documents, dated as of August 7, 2019, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 8, 2019 and incorporated herein by reference)

10.41#
Employment agreement made as of September 4, 2019, by and between Unique Fabricating Incorporated, a Delaware corporation and Byrd Douglas Cain, III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 17, 2019 and incorporated herein by reference)

10.42
Forbearance Agreement, made the 9th day of April 2021, by and between, Unique Fabricating. NA, Inc. and Unique-Intasco Canada, Inc., borrowers, Unique Fabricating Inc., Unique-Chardan, Inc., Unique Molded Foam Technologies, Inc., Unique Prescotech, Inc., Unique Fabricating Realty, LLC, Unique Fabricating South, Inc., and Unique-Intasco USA, Inc., the financial institutions signatory thereto, and Citizens Bank, a National Association, as Administrative Agent for the lenders. (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K, filed with the SEC on April 15, 2021 and incorporated herein by reference).

10.43#
Amendment No. 2 to 2014 Omnibus Performance Award Plan (filed as Exhibit 4.5 to the Company Registration on Form S-8, File No. 333-248110 filed on August 18, 2020 and incorporated herein by reference).

21.1	List of subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 15, 2021 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 15, 2021 and incorporated herein by reference).
31.1
Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (furnished as Exhibit 32.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 15, 2021 and incorporated herein by reference).

31.2
Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (furnished as Exhibit 32.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 15, 2021 and incorporated herein by reference).

31.3*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 15, 2021 and incorporated herein by reference).

32.2
Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K, filed with the SEC on April 15, 2021 and incorporated herein by reference).

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

UNIQUE FABRICATING, INC.
(Registrant)

Date: April 30, 2021	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)