Form 10-Q
period 2021-03-31
Unique Fabricating, Inc.
filed 2021-05-13
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of April 30, 2021, the registrant had 9,779,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and as of December 31, 2020 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 (unaudited) and three months ended March 31, 2020 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 (unaudited) and three months ended March 31, 2020 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
	Item 4.	Controls and Procedures	27
Part II.	Other Information
	Item 1.	Legal Proceedings	27
	Item 1A.	Risk Factors	28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3.	Defaults Upon Senior Securities	28
	Item 4.	Mine Safety Disclosures	28
	Item 5.	Other Information	28
	Item 6.	Exhibits	29
		Signatures	30

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,729	$760
Accounts receivable, net of reserves of approximately $1.2 million and $1.2 million at March 31, 2021 and December 31, 2020, respectively	27,020	23,759
Inventory, net	13,562	11,951
Prepaid expenses and other current assets:
Prepaid expenses and other	4,667	5,643
Refundable taxes	3,975	4,027
Total current assets	51,953	46,140
Property, plant, and equipment, net	23,095	22,383
Goodwill	22,111	22,111
Intangible assets	6,705	7,605
Other assets
Operating leases	9,837	10,415
Investments, at cost	1,054	1,054
Deposits and other assets	289	579
Deferred tax asset	893	893
Total assets	$115,937	$111,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,455	$10,892
Current maturities of long-term debt	37,133	35,864
Income taxes payable	224	204
Revolver, current maturities	16,787	11,494
Accrued compensation	863	792
Other accrued liabilities	4,158	4,551
Total current liabilities	72,620	63,797
Long-term debt, net of current maturities	750	2,999
Other long-term liabilities:
Other liabilities	9,744	10,519
Total liabilities	83,114	77,315
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10	10
Additional paid-in-capital	46,153	46,126
Accumulated deficit	(13,340)	(12,271)
Total stockholders’ equity	32,823	33,865
Total liabilities and stockholders’ equity	$115,937	$111,180
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$34,798	$34,661
Cost of sales	28,936	29,070
Gross profit	5,862	5,591
Selling, general, and administrative expenses	5,814	5,884
Restructuring expenses	—	920
Operating income (loss)	48	(1,213)
Other income (expense):
Other, net	18	(24)
Interest expense	(693)	(1,666)
Other expense, net	(675)	(1,690)
Loss before income tax expense (benefit)	(627)	(2,903)
Income tax expense (benefit)	442	(601)
Net loss	$(1,069)	$(2,302)
Net loss per share:
Basic	$(0.11)	$(0.24)
Diluted	$(0.11)	$(0.24)
Dividends declared per share	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865
Net loss	—	—	—	(1,069)	(1,069)
Stock option expense	—	—	27	—	27
Balance - March 31, 2021	9,779,147	$10	$46,153	$(13,340)	$32,823

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss	—	—	—	(2,302)	(2,302)
Stock option expense	—	—	23	—	23
Balance - March 31, 2020	9,779,147	$10	$46,034	$(8,863)	$37,181

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,069)	$(2,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,644	1,751
Amortization of debt issuance costs	45	37
Loss on sale of assets	14	12
Bad debt adjustment	(118)	213
Loss (gain) on derivative instrument	(185)	614
Stock option expense	27	23
Deferred income taxes	—	(788)
Accounts receivable	(3,142)	(103)
Inventory	(1,611)	(1,996)
Prepaid expenses and other assets	1,317	(1,224)
Accounts payable	3,485	5,968
Other assets and liabilities, net	(317)	4
Net cash provided by operating activities	90	2,209
Cash Flows from Investing Activities:
Capital expenditures	(1,530)	(296)
Proceeds from sale of property, plant and equipment	65	5
Net cash used in investing activities	(1,465)	(291)
Cash Flows from Financing Activities:
Net change in bank overdraft	(922)	(335)
Payments on term loans and capital expenditure line	(1,007)	(1,425)
Proceeds from capital expenditure line	—	—
Payments on revolving credit facilities	(6,280)	(3,359)
Proceeds from revolving credit facilities	11,553	3,671
Proceeds from PPP Note	—	—
Net cash provided by (used for) financing activities	3,344	(1,448)
Cash and cash equivalents:
Net increase in cash and cash equivalents	1,969	470
Cash and cash equivalents at beginning of period	760	650
Cash and cash equivalents at end of period	$2,729	$1,120
Supplemental disclosure of cash flow information:
Cash paid for interest	$815	$1,513
Cash paid for Income taxes	$226	$241

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation
Nature of Business
Unique Fabricating, Inc. (the “Company”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer off-road markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in noise, vibration and harshness (“NVH”) management, acoustical management, water and air sealing, decorative and other functional applications. The Company leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, heating ventilating and air conditioning (“HVAC”), seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners, personal protection equipment, and packaging. The Company operates as one reportable segment and is headquartered in Auburn Hills, Michigan.
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The interim results for the periods presented may not be indicative of the Company's actual annual results. The Company’s Statement of Cash Flows, presented above, has been recast to show the gross movements of payments on and proceeds from our revolving credit facility. The Company’s management believes this presentation provides a more transparent view of the activity, as such prior periods set forth in this report have been recast for comparability. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Going Concern
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company’s financial results for the six months ended December 31, 2020 and the nine months ended March 31, 2021 resulted in a violation of certain of its financial covenants, as defined in the Company’s Credit Agreement (Note 6). As a result of the default, the lenders may accelerate the maturity of the debt and accordingly all debt subject to the Credit Agreement, totaling $48.7 million, has been classified as current as of March 31, 2021. On April 9, 2021, the Company and its lenders entered into a 68-day forbearance agreement during which the Company will be able to borrow on its revolving line of credit, subject to availability and the satisfaction of certain other conditions, and the Lenders will not accelerate the maturity of the Company’s debt during the forbearance period. However, the Company does not have sufficient cash and cash equivalents on hand or other available sources of liquidity to repay outstanding debt under the Credit Agreement at expiration of the forbearance agreement. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern for the one year period following the date that these financial statements are issued.
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
Concentration Risks
The Company is exposed to significant concentration risks as follows:

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer and Credit — During the three months ended March 31, 2021 and March 31, 2020, the Company’s net sales were derived from customers principally engaged in the North American automotive industry.  The following table presents the Company's sales directly to General Motors Company (GM), Stellantis (formerly Fiat Chrysler Automobiles), and Ford Motor Company (Ford) as a percentage of total net sales:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
General Motors Company	7%	9%
Stellantis	6%	6%
Ford Motor Company	5%	6%
No customer represented more than 10% of direct Company sales for the three months ended March 31, 2021. However, the Company did have additional sales to the customers listed in the above table indirectly through other OEM suppliers.
Labor Markets — At March 31, 2021, of the Company’s hourly plant employees working in the United States manufacturing facilities, 37% were covered under a collective bargaining agreement which expires in August 2022 while another 14% were covered under a separate collective bargaining agreement that expires in February 2023. The remaining US employees are not part of a union.
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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Mexico	23%	23%
Canada	10%	9%
Other	—%	—%
The following table presents the percentage of the Company's total net sales represented by net sales from operations located in Mexico, Canada, and other foreign countries:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Mexico	24%	23%
Canada	10%	8%
Other	—%	—%

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We have identified our existing lease contracts and calculated the right of use assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2020. Adoption of the new standard resulted in the recording of right-of-use assets and liabilities of $12.1 million and $12.8 million, respectively, as of January 1, 2020. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company has approximately $10.7 million of non-cancelable future rental obligations as of March 31, 2021, as shown in Note 11.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The guidance simplifies accounting for income taxes by removing certain exceptions. This new guidance is effective for fiscal years beginning after December 15, 2020 for public companies. The Company adopted this guidance on a prospective basis and there was no material impact.
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
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(dollars in thousands)
Net Sales
Transportation	$31,244	$31,697
Appliance	3,135	2,779
Other	419	185
Total	$34,798	$34,661
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Inventory
Inventories consist of the following:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Raw materials	$8,922	$7,366
Work in progress	1,276	1,225
Finished goods	3,364	3,360
Total inventory	$13,562	$11,951
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.5 million at March 31, 2021 and $0.4 million at December 31, 2020.
Included in inventory are assets located in Mexico with a carrying amount of $4 million at March 31, 2021 and $3.1 million million at December 31, 2020, and assets located in Canada with a carrying amount of $1.0 million at March 31, 2021 and $1.1 million at December 31, 2020.

5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020	Depreciable Life – Years
	(dollars in thousands)
Land	$538	$538
Buildings	6,923	6,923	23 – 40
Shop equipment	24,941	23,436	7 – 10
Leasehold improvements	1,269	1,245	3 – 10
Office equipment	2,577	2,331	3 – 7
Mobile equipment	101	152	3
Construction in progress	2,010	2,315
Total cost	38,359	36,940
Less: Accumulated depreciation	15,264	14,557
Net property, plant, and equipment, net	$23,095	$22,383
Depreciation expense was $0.7 million for the three months ended March 31, 2021, and $0.7 million for the three months ended March 31, 2020.
Included in property, plant, and equipment, net are assets located in Mexico with a carrying amount of $3.6 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively, and assets located in Canada with a carrying amount of $0.4 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Long-term Debt
The Company’s long-term debt consists of the following:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note is unsecured and bears interest at 1% per annum. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program.	$5,999	$5,999
US Term Loan, payable to lenders in quarterly installments of $0.6 million through September 30, 2021 and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.25% per annum at March 31, 2021. At March 31, 2021, the balance of the New US Term Loan is presented net of a debt discount of $0.2 million from costs paid to or on behalf of the lenders.	22,207	22,768
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.25% per annum at March 31, 2021. At March 31, 2021, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	8,512	8,876
Capital expenditure line payable to lenders in quarterly installments of 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.25% per annum at March 31, 2021.	1,165	1,220
Total debt excluding Revolver	37,883	38,863
Less current maturities	37,133	35,864
Long-term debt – Less current maturities	$750	$2,999

As of March 31, 2021 and December 31, 2020 the fair value of the Company’s debt approximates book value based on the variable terms.
The Company’s financial results for the six months ended December 31, 2020 and nine months ended March 31, 2021 have resulted in violations of certain of its financial covenants, as defined in the Company’s Credit Agreement. The Company has been actively discussing its results and the Company’s failure to meet its financial covenants with the Administrative Agent and has entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company will be able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders have agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into a forbearance agreement will not alleviate the substantial doubt about the Company’s ability to continue as a going concern, please refer to Note 1 for further discussion. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. There can be no assurance that the Company will be able to enter into an amendment or waiver with the Lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. As a result of the default all debt subject to the Credit Agreement is classified as current maturities of long-term debt as of March 31, 2021.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Due to the impact of the COVID-19 pandemic on the Company and the global automotive industry, the Company anticipated that the EBITDA for the twelve months ended June 30, 2020 was likely to result in the Company not being in compliance with its financial covenants. In response to the anticipated impact of COVID-19, on April 23, 2020, the Borrowers entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment, among other things, (i) permitted additional indebtedness in the form of unsecured loans authorized pursuant to and in compliance with the CARES Act under the Paycheck Protection Program of the U.S. Small Business Administration, in an aggregate amount not to exceed $6.0 million; (ii) deferred the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and Capital Expenditure Line, with the deferred principal amounts payable at the existing maturity dates; (iii) waived the requirement to test Maximum Total Leverage Ratio, Minimum Debt Service Coverage Ratio and Minimum Unadjusted Consolidated EBITDA for the fiscal quarter ended June 30, 2020; (iv) allowed the release of the lien on the Evansville, Indiana property and for the net cash proceeds from its sale to be applied against any outstanding balance on the Revolver, without permanently reducing the Revolving Credit Aggregate Commitment; (v) added a weekly requirement for the Borrowers to deliver a 13-week cash flow forecast until September 30, 2020; and (vi) added a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
On August 7, 2020, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Amended and Restated Credit Agreement and Loan Documents, as amended. The Eighth Amendment, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The definition of Consolidated EBITDA has been amended to include as an addition to Consolidated Net Income (i) costs and expenses incurred in connection with the Eighth Amendment not to exceed $175,000, (ii) restructuring expenses not to exceed $500,000 in any 12 month period, (iii) costs incurred with respect to the purchase and implementation of the ERP system not to exceed (A) $200,000 during each fiscal quarter in 2020 and (B) $100,000 during each fiscal quarter in 2021, and (iv) to the extent added in calculating Consolidated Net Income any portion of the PPP loan that has been forgiven and cancelled. The Eighth Amendment also amended the calculation of certain financial covenants based upon 12 month results to effectively exclude results of the quarter ended June 30, 2020. The calculation of Maximum Total Leverage Ratio has been amended, commencing with the quarter ending September 30, 2020 and through and including the quarter ending March 31, 2021, to annualize Consolidated EBITDA for the periods beginning July 1, 2020 through the date of calculation. The calculation of Minimum Debt Service Coverage Ratio for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 are based upon results for one, two and three quarters, respectively. The Eighth Amendment further adds a Minimum Liquidity requirement to be calculated monthly through June 30, 2021 and Minimum Consolidated EBITDA for each measurement period, as defined, through June 30, 2021. The Eighth Amendment permitted distributions by US Borrower to the Parent to be declared and made only after December 31, 2021 provided certain conditions are satisfied.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2021, $17.0 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.25% percent per annum at March 31, 2021, and is secured by substantially all of the Company’s assets. At March 31, 2021, the maximum additional available borrowings under the Revolver was $2.9 million which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities.
Paycheck Protection Program Note
On April 24, 2020, the Company entered into a Promissory Note (“PPP Note”) for $6.0 million with Citizens Bank, National Association, (“PPP Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. On June 3, 2020, Congress passed the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”) and on June 5, 2020 it was signed into law. The PPP Flexibility Act modified certain provisions of the CARES Act. The PPP Note is unsecured, bears interest at 1.00% per annum, with principal and interest payments deferred until the earlier of (i) the PPP Lender receiving the forgiveness amount from the SBA or (ii) August 12, 2021. The PPP Note matures on April 24, 2022. The principal is payable in equal monthly installments, with interest, beginning on the first business day after the end of the deferment period. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program and PPP Flexibility Act. The Company applied for forgiveness in the fourth quarter of 2020 and is awaiting forgiveness determination from the U.S. Small Business Administration and our PPP Lender.
Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note. As of March 31, 2021, none of the circumstances listed above exist at the Company.
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
At March 31, 2021 and December 31, 2020, unamortized debt issuance costs were $0.3 million and $0.4 million, respectively, while amounts paid to or on behalf of lenders presented as unamortized debt discounts were $0.3 million and $0.3 million, respectively.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.06 million for the three months ended March 31, 2021, and $0.04 million for the three months ended March 31, 2020.
Covenant Compliance
The Company’s financial results for the nine months ended March 31, 2021 have resulted in violations of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement, as further amended, contains the following financial covenants:
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Future Maturities
Maturities on the Company’s Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

Future Maturities
(dollars in thousands)
2021	$52,262
2022	2,999
2023	—
Total	55,261
Discounts	(260)
Debt issuance costs	(331)
Total debt, net	$54,670

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
At March 31, 2021, the fair value of all swaps was in a net liability position of $1.0 million and is included in other long term liabilities in the condensed consolidated balance sheets. The Company paid $0.1 million in net monthly settlements with respect to the interest rate swaps for the three months ended March 31, 2021. At March 31, 2020, the fair value of the swaps was a net liability of $1.5 million, which was included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheet. The Company paid $0.8 million in net monthly settlements in respect to the interest rate swaps for the three months ended March 31, 2020. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

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
The restructuring activities described above were completed in 2020, the Company has not incurred any restructuring costs in 2021. The Company had $0.6 million and $0.7 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of March 31, 2021 and December 31, 2020, respectively. The Company has secured a sublease of roughly 11% of the facility.
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2020:

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
The fair value of each of the option awards is estimated on the grant date using a Black Scholes option pricing model that uses the weighted average assumptions noted in the following tables. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards was estimated based on findings from academic studies investigating the average holding period for options for adjusted for the Company’s size and risk factors. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 31, 2020	726,500	$4.53	7.2	$1,484
Granted	—	$—	0
Exercised	—	$—	0
Forfeited or expired	—	$—	0
Outstanding at March 31, 2021	726,500	$4.53	7.2	$1,760
Vested and exercisable at March 31, 2021	333,500	$6.29	5.0	$613
————————————

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)    The aggregate intrinsic value above is obtained by subtracting the exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. There is no intrinsic value if the exercise price exceeds the fair value of the underlying shares. The estimated fair value of the shares is based on the closing price of the stock of $5.95 as of March 31, 2021 and $5.50 as of December 31, 2020.
The Company recorded stock-based compensation expense of $27 thousand for the three months ended March 31, 2021, and $23 thousand for the three months ended March 31, 2020, in its condensed consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of March 31, 2021, there was $474 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 4.7 years.

10. Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.
Income tax (benefit) expense for the three months ended March 31, 2021 was $0.4 million, compared to $(0.6) million for the three months ended March 31, 2020.
During the three months ended March 31, 2021, the effective tax rate was (70)%. The differences between the effective tax rates and the statutory rate of 21% were primarily due to valuation allowance in the U.S. and earnings in Mexico and Canada, which both have higher statutory income tax rates than the U.S.

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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. New leased assets obtained in exchange for new operating lease liabilities during the three months ended March 31, 2021, were immaterial. As of March 31, 2021, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following:

	Classification	March 31, 2021
		(dollars in thousands)
Right-of-Use-Assets
Operating	Operating leases	$9,837
Liabilities
Current
Operating	Other accrued liabilities	$2,168
Non-current
Operating	Other liabilities	8,485
Total lease liabilities		$10,653

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease costs included in the condensed consolidated statements of operations consist of the following:

	Classification	Three Months Ended March 31, 2021
		(dollars in thousands)
Lease cost	Cost of sales, selling expenses and general and administrative expense	$709
Maturity of the Company’s lease liabilities as of March 31, 2021 is as follows:

Lease Liability Maturities
(dollars in thousands)
2021 (remainder)	$2,178
2022	2,049
2023	1,371
2024	1,286
2025	1,279
Thereafter	5,410
Total lease payments	13,573
Less: interest	2,921
Present value of lease payments	$10,653
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

March 31, 2021
Weighted average remaining lease term (years)	7.1
Weighted average discount rate	6.5%
Lease costs included in the condensed consolidated statements of cash flows are as follows (in thousands):

Three Months Ended March 31, 2021
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$796

12. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100% of an employee’s contribution up to the first 3% of each employee’s total compensation and 50% for the next 2% of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020.

13. Related Party Transactions
Effective March 18, 2013, the Company is a party to a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $0.3 million and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $0.1 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020. The management agreement had an initial term of five years, expiring on March 18, 2020, and renews automatically annually for additional one year terms. The current term expires on March 18, 2023. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$(1,069)	$(2,302)
Denominator:
Weighted average shares outstanding, basic	9,779,147	9,779,147
Dilutive effect of stock-based awards	—	—
Weighted average share outstanding, diluted	9,779,147	9,779,147

Basic loss per share	$(0.11)	$(0.24)
Diluted loss per share	$(0.11)	$(0.24)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2020, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Number of options	726,500	611,480
Exercise price of options	$2.36 - $12.58	$2.89 - $12.50
Warrants(1)		142,185
Exercise price of warrants		$3.33 - $11.88
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes to unaudited condensed consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K and in other filings by us with the SEC, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.
Forward-Looking Statements
The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on management's beliefs and assumptions and on information currently available to us. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. When used in this document the words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the future events and circumstances discussed may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements, including those discussed in our Annual Report on Form 10-K and in particular the section entitled “Risk Factors” of the Annual Report on Form 10-K and in other filings by us with the SEC.
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
Overview
Unique Fabricating, Inc. (the “Company” or “Unique”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in NVH management, acoustical management, water and air sealing, decorative and other functional applications. The Company leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, HVAC, seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners, personal protection equipment, and packaging. The Company is headquartered in Auburn Hills, Michigan.
The Company serves the North American transportation market, which includes automotive and heavy-duty trucks, as well as the appliance, medical, and consumer markets. Sales are conducted directly to major automotive and heavy-duty truck, appliance, water heater and HVAC manufacturers, referred throughout this report as OEMs, or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan; Concord, Michigan; LaFayette, Georgia; Louisville, Kentucky; Monterrey, Mexico; Querétaro, Mexico; and London, Ontario. The Company also has an independent client sales representative who maintains offices in Baldham, Germany.

The Company derives most of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe Unique Fabricating has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, Unique Fabricating’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique Fabricating’s products perform similar functions for appliances medical and consumer off-road systems, improving thermal characteristics, reducing noise and prolonging equipment life. We primarily operate within the highly competitive and cyclical automotive parts industry.
The Company’s financial results for the six months ended December 31, 2020 and nine months ended March 31, 2021 have resulted in violations of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement. The Company has entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company will be able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders have agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into a forbearance agreement will not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. During the forbearance period, the Company may not make any payment, transfer, or distribution out of the ordinary course of business or payments, including salary or compensation or distributions to or for the benefit of any member, owner, or director other than normal and customary employment salaries which do not exceed sums paid for similar positions in the Company’s marketplace.
Recent Developments
COVID-19 Pandemic
The Company’s operations continue to be adversely affected by the COVID-19 pandemic. In response to the continued impact the COVID-19 pandemic is having on the global automotive industry, the Company has taken actions to reduce costs and increase financial flexibility. These actions include actively managing costs, capital expenditures, and working capital. Additionally, the Company received a loan of approximately $6.0 million pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act. Refer to Note 6, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Paycheck Protection Program Note.
Our supply chain has been adversely affected by the COVID-19 outbreak. Throughout 2020 we worked with our supply chain to minimize the impact to our customers by improving our suppliers’ visibility of our future demand requirements, utilizing substitutions when possible, and incurring additional freight costs to expedite the delivery of materials from our suppliers to us and our products to our customers. These additional costs cannot always be passed to our customers and when we are able to pass them to our customers the recovery of costs is sometimes delayed due to competitive pressures. Supply chain disruptions have continued into 2021 and they have impacted the entire North American transportation market as well as other markets.
Due to the inherent uncertainty of the unprecedented situation including the duration of the actions taken by our various customers and governments, we are unable to determine the full impact of the COVID-19 pandemic on our future operations.
The Company continues to follow guidelines with respect to operating during the COVID-19 pandemic provided by the various governmental entities in the jurisdictions where we operate and is taking additional measures to protect our employees.
Comparison of Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020
Net Sales

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(dollars in thousands)
Net sales	$34,798	$34,661
Net sales for the quarter ended March 31, 2021 were approximately $34.8 million compared to $34.7 million for the quarter ended March 31, 2020, representing a increase of 0.4%. The level of our net sales reflect primarily the impact of the pandemic.

Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$18,104	52.0%	$18,604	53.7%
Direct labor and benefits	5,243	15.1%	5,785	16.7%
Manufacturing overhead	4,845	13.9%	4,056	11.7%
Sub-total	28,192	81.0%	28,445	82.1%
Depreciation	744	2.1%	625	1.8%
Cost of Sales	$28,936	83.2%	$29,070	83.9%
Gross Profit	$5,862	16.8%	$5,591	16.1%
Cost of sales as a percentage of net sales for the quarter ended March 31, 2021 decreased compared to the quarter ended March 31, 2020. The decrease in cost of sales is primarily driven by lower labor costs resulting from the completion of our face mask production at the end of 2020, which was a labor intensive process. These impacts are offset by increased outbound freight costs in the current year.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the quarter ended March 31, 2021 was 16.8%, compared to 16.1% for the quarter ended March 31, 2020.
Selling, General and Administrative Expenses

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$4,914	$4,758
Depreciation and amortization	900	1,126
Selling, general, and administrative expenses	$5,814	$5,884
Selling, general, and administrative expenses as a percentage of net sales	16.7%	17.0%
Selling, general, and administrative expenses for the quarter ended March 31, 2021, decreased $0.1 million to $5.8 million compared to $5.9 million for the quarter ended March 31, 2020. Amortization expense decreased compared to the first quarter of 2020 due to intangible assets becoming fully amortized during the first quarter of 2021. This decrease was partially offset by increased professional fees and higher health insurance costs in the first quarter of 2021.
Operating Income
Operating income for the quarter ended March 31, 2021 was $0.05 million, or 0.1% of net sales, compared to an operating loss of $1.2 million, or (3.5)% of net sales, for the quarter ended March 31, 2020. The increase in operating income is primarily attributable to the absence of restructuring activities in the current year, which reduced operating income by $0.9 million in the first quarter of 2020.
Non-Operating Expense
Non-operating expense for the quarter ended March 31, 2021 was $0.7 million compared to $1.7 million for the quarter ended March 31, 2020. The $1.0 million decrease was primarily driven by lower interest expense with $0.7 million related to our interest rate swap compared to the first quarter of 2020 and the remainder reflecting the lower interest rate composition of our debt compared to last year.
Net Loss Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $2.3 million to $0.6 million for the quarter ended March 31, 2021 compared to a loss of $2.9 million in 2020.

Income Tax Provision
During the three months ended March 31, 2021, income tax expense was $0.4 million, and the effective income tax rate was (70)%. The Company had higher income tax expense in the current quarter due to valuation allowance in the U.S. and higher income in certain tax jurisdictions compared to 2020.
Net Loss
Net loss for the quarter ended March 31, 2021 was $1.1 million compared to a net loss of $2.3 million the quarter ended March 31, 2020. The decrease in net loss is the result of lower interest expenses and the completion of the Company’s restructuring activities.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of March 31, 2021 and December 31, 2020, we had a cash balance of $2.7 million and $0.8 million, respectively. As of March 31, 2021 and December 31, 2020, we had $2.9 million and $5.7 million, respectively, available to be borrowed under our revolving credit facility. Our ability to borrow, however, under the revolving line of credit is dependent on the forbearance agreement which currently expires in June 2021.
Our Debt
On April 24, 2020, due to the significant impact the COVID-19 pandemic was having on our business, our subsidiary, Unique Fabricating NA, Inc., entered into a Promissory Note for approximately $6.0 million (the “PPP Note”), pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the CARES Act passed by Congress and signed into law on March 27, 2020. Prior to entering into the PPP Note, on April 23, 2020, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement and Loan Documents. Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more discussion of the details related to the PPP Note and Seventh Amendment. The Seventh Amendment, among other things, provided us necessary liquidity by allowing us to take on the additional indebtedness from the PPP Note, deferring the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates, and by releasing the lien on our Evansville, Indiana property and allowing for the net cash proceeds from its sale, which was completed in June 2020, to be applied against any outstanding balance on our revolving line of credit (“Revolver”), while not permanently reducing the Revolving Credit Aggregate Commitment, as defined.
On August 7, 2020, the Company entered into the Eighth Amendment. The Eighth Amendment to the Amended and Restated Credit Agreement and Loan Documents, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The definition of Consolidated EBITDA has been amended to include as an addition to Consolidated Net Income (i) costs and expenses incurred in connection with the Eighth Amendment not to exceed $175,000, (ii) restructuring expenses not to exceed $500,000 in any 12 month period, (iii) costs incurred with respect to the purchase and implementation of the ERP system not to exceed (A) $200,000 during each fiscal quarter in 2020 and (B) $100,000 during each fiscal quarter in 2021, and (iv) to the extent added in calculating Consolidated Net Income any portion of the PPP loan that has been forgiven and cancelled. The Eighth Amendment also amended the calculation of certain financial covenants based upon 12 month results to effectively exclude results of the quarter ended June 30, 2020. The calculation of Maximum Total Leverage Ratio has been amended, commencing with the quarter ending September 30, 2020 and through and including the quarter ending March 31, 2021, to annualize Consolidated EBITDA for the periods beginning July 1, 2020 through the date of calculation. The calculation of Minimum Debt Service Coverage Ratio for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 are based upon results for one, two and three quarters, respectively. The Eighth Amendment further adds a Minimum Liquidity requirement to be calculated monthly through June 30, 2021 and Minimum Consolidated EBITDA for each measurement period, as defined, through June 30, 2021.
The Company’s financial results for the six months ended December 31, 2020 and nine months ended March 31, 2021 have resulted in violations of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement. The Company has entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company will be able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders have agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into a forbearance agreement will not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. During the forbearance period, the Company may not make any payment, transfer, or distribution out of the ordinary course of business or payments, including salary or compensation or distributions to or for the benefit of any member, owner, or director other than normal and customary employment salaries which do not exceed sums paid for similar positions in the Company’s marketplace.
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA, as defined in our Credit Agreement, a non-GAAP measure, for the nine months ended March 31, 2021 which is the measuring period for determining compliance with our financial covenants:

Nine Months Ended March 31, 2021(e)
(dollars in thousands)
Net loss	$(155)
Plus:
Interest expense	2,012
Income tax expense	(1,683)
Depreciation and amortization	5,271
Management fees	168
Non-cash stock awards	87
Non-recurring expenses (a)	69
ERP system implementation consulting and licensing costs (b)	214
Consolidated EBITDA, as defined	$5,983

Nine Months Ended March 31, 2021(e)
(dollars in thousands)
Total Consolidated Indebtedness, as defined (c)	$48,670
Consolidated EBITDA, as defined	$5,983
Total leverage ratio (d)	6.10 x
Covenant requirement	3.25 x
_________________________________
(a)    Represents any other non-recurring, non-cash gains during such period, including without limitation, (i) gains from the sale or exchange of assets other than in the ordinary course of business, and (ii) gains from early extinguishment of Indebtedness or Hedging Agreements
(b)    Represents costs incurred with respect to the purchase and implementation of the Company's enterprise resource planning system, in an aggregate amount under the definition, not to exceed (i) $200,000 during each of US Borrower's fiscal quarters in 2020, (ii) $100,000 during each of the Company's fiscal quarters in 2021, and (iii) $0 with respect to any calculation thereafter
(c)    Total Consolidated Indebtedness, as defined, excludes the $6.0 million PPP loan for covenant purposes until final determination by the SBA and Lender on forgiveness
(d)    Ratio to Total Consolidated Indebtedness, as defined, divided by Consolidated EBITDA, as defined. To calculate the Total Leverage Ratio at March 31, 2021, the Consolidated EBITDA for the nine months ended March 31, 2021 is annualized by multiplying it by 4/3.
(e) The nine months ended March 31, 2021 is the most recent period for which information is available for measuring compliance with financial covenants under the Amended and Restated Credit Agreement.
Refer to Note 6, “Long-term Debt,” in Part 1, Item 1, included within this quarterly report on Form 10-Q for the first quarter ended March 31, 2021 for additional information.
Capital Expenditures
In 2020, we plan to spend approximately $4.0 million in capital expenditures, of which $1.5 million was spent through March 31, 2021, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.

Dividends
The Eighth Amendment permits distributions only after December 31, 2021 as long as the Borrower is in compliance with specified conditions including that the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions, total leverage ratio is not more than 2.00 to 1.00, post distribution DSCR, as defined, is greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions. The forbearance agreement does not permit the payment of dividends and if we are able to enter into a waiver of our existing defaults and amendments to our Amended and Restated Credit Agreement, it is likely that the amendments will restrict or prohibit dividends.
Cash Flow Data
The following table presents cash flow data for the periods presented:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$90	$2,209
Investing activities	$(1,465)	$(291)
Financing activities	$3,344	$(1,448)
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
During the three months ended March 31, 2021, net cash provided by operating activities was $0.1 million, compared to net cash provided by operating activities of $2.2 million for the three months ended March 31, 2020. The decrease in cash provided by operating activities was primarily attributable to increases in accounts receivable. The increases are driven by the conversion of prepaid tooling in the quarter and higher sales in March of this year compared to the end of the first quarter of 2020 due to the uncertainty surrounding the COVID-19 pandemic.
Investing Activities
Cash provided by or used in investing activities consists principally of purchase and sale of property, plant and equipment.
During the three months ended March 31, 2021 and March 31, 2020, we made capital expenditures of $1.5 million and $0.3 million, respectively. We plan to spend a total of approximately $4.0 million in capital expenditures during 2021, including the $1.5 million spent through March 31, 2021.
Financing Activities
Cash flows provided by or used in financing activities consists primarily of borrowings and payments under our senior credit facilities, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the three months ended March 31, 2021, we had net cash provided by financing activities of $3.3 million compared to a use of $1.4 million during the three months ended March 31, 2020. Driving the cash inflows during the three months ended March 31, 2021 was proceeds from the Company’s line of credit, please refer to Note 6 for additional discussion of our debt.
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
At March 31, 2021, the fair value of all swaps was in a net liability position of $1.01 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act") referred to herein as “Disclosure Controls,” as the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company’s disclosure controls and procedures were not effective as of March 31, 2021 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of March 31, 2021 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Internal Controls Over Financial Reporting
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company identified deficiencies that constitute material weaknesses related to limited finance staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The material weaknesses continued to exist as of the end of the period covered by this Quarterly Report.
Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. While the Company is moving forward with these remediation activities, additional work needs to be done in this area. To that end, the Company plans to hire a third party firm to conduct a risk and gap analysis on the Company’s internal control over financial reporting. Accordingly, we concluded that the material weaknesses have not yet been remediated as of March 31, 2021.
Changes in Internal Control over Financial Reporting
Other than the ongoing steps being taken to remediate the material weaknesses described above and under “Item 9A. Controls and Procedures-Internal Control Over Financial Reporting” in the 2020 Form 10-K, there were no changes during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable

Item 1A. Risk Factors
The Company’s cash flows from operations and borrowings under our Amended and Restated Credit agreement, may not be sufficient to cover the Company’s liquidity needs.
Our principal sources of liquidity are cash flows from operations and borrowings under our Amended and Restated Credit Agreement from our senior lenders. As of March 31, 2021 we had $2.9 million, available to be borrowed under our revolving credit facility and approximately of $2.7 million cash and cash equivalents. Our ability to borrow, however, under the revolving line of credit is dependent on the forbearance agreement which currently expires in June 2021. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. Until such time as an amendment is granted, and there is no guarantee that an amendment will be granted, the Company must manage it’s liquidity needs with cash flows from operations and remaining availability subject to the Amended and Restated Credit Agreement. There can be no assurance that such sources will be sufficient to fund our operating and other requirements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
The Company’s financial results for the six months ended December 31, 2020 and nine months ended March 31, 2021 have resulted in violations of certain of its financial covenants, as defined in the Company’s Credit Agreement. Please refer to Note 6 for further discussion of the defaults.
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

UNIQUE FABRICATING, INC.

Date:	May 13, 2021	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)