Form 10-Q
period 2021-06-30
Unique Fabricating, Inc.
filed 2021-08-12
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of July 30, 2021, the registrant had 9,779,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and as of December 31, 2020 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 (unaudited) and three and six months ended June 30, 2020 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2021 (unaudited) and the three and six months ended June 30, 2020 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 (unaudited) and six months ended June 30, 2020 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
	Item 4.	Controls and Procedures	32
Part II.	Other Information
	Item 1.	Legal Proceedings	32
	Item 1A.	Risk Factors	33
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	Item 3.	Defaults Upon Senior Securities	33
	Item 4.	Mine Safety Disclosures	33
	Item 5.	Other Information	33
	Item 6.	Exhibits	34
		Signatures	35

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$924	$760
Accounts receivable, net of reserves of approximately $1.0 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively	25,643	23,759
Inventory, net	15,300	11,951
Prepaid expenses and other current assets:
Prepaid expenses and other	3,127	5,643
Refundable taxes	4,102	4,027
Total current assets	49,096	46,140
Property, plant, and equipment, net	23,100	22,383
Goodwill	22,111	22,111
Intangible assets	6,175	7,605
Other assets
Operating leases	9,274	10,415
Investments, at cost	1,054	1,054
Deposits and other assets	498	579
Deferred tax asset	893	893
Total assets	$112,201	$111,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,329	$10,892
Current maturities of long-term debt	36,943	35,864
Income taxes payable	451	204
Revolver, current maturities	17,537	11,494
Accrued compensation	1,396	792
Other accrued liabilities	3,936	4,551
Total current liabilities	72,592	63,797
Long-term debt, net of current maturities	—	2,999
Other long-term liabilities:
Other liabilities	9,039	10,519
Total liabilities	81,631	77,315
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 9,779,147 and 9,779,147 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10	10
Additional paid-in-capital	46,409	46,126
Accumulated deficit	(15,849)	(12,271)
Total stockholders’ equity	30,570	33,865
Total liabilities and stockholders’ equity	$112,201	$111,180
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$30,896	$14,975	$65,694	$49,636
Cost of sales	26,280	13,134	55,216	42,204
Gross profit	4,616	1,841	10,478	7,432
Selling, general, and administrative expenses	6,081	6,343	11,895	12,227
Restructuring expenses	—	273	—	1,193
Operating income (loss)	(1,465)	(4,775)	(1,417)	(5,988)
Other income (expense):
Other, net	21	18	39	(6)
Interest expense	(769)	(623)	(1,462)	(2,289)
Other expense, net	(748)	(605)	(1,423)	(2,295)
Loss before income tax expense (benefit)	(2,213)	(5,380)	(2,840)	(8,283)
Income tax expense (benefit)	296	(1,058)	738	(1,659)
Net loss	$(2,509)	$(4,322)	(3,578)	$(6,624)
Net loss per share:
Basic	$(0.26)	$(0.44)	$(0.37)	$(0.68)
Diluted	$(0.26)	$(0.44)	$(0.37)	$(0.68)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865
Net loss	—	—	—	(1,069)	(1,069)
Stock option expense	—	—	27	—	27
Balance - March 31, 2021	9,779,147	$10	$46,153	$(13,340)	$32,823
Net loss	—	—	—	(2,509)	(2,509)
Stock option expense	—	—	256	—	256
Balance - June 30, 2021	9,779,147	$10	$46,409	$(15,849)	$30,570

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss	—	—	—	(2,302)	(2,302)
Stock option expense	—	—	23	—	23
Balance - March 31, 2020	9,779,147	$10	$46,034	$(8,863)	$37,181
Net loss	—	—	—	(4,322)	(4,322)
Stock option expense	—	—	32	—	32
Balance - June 30, 2020	9,779,147	$10	$46,066	$(13,185)	$32,891

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,578)	$(6,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,953	3,458
Amortization of debt issuance costs	103	74
Loss on sale of assets	(12)	108
Bad debt adjustment	(194)	554
Loss (gain) on derivative instrument	(185)	598
Stock option expense	283	55
Deferred income taxes	—	(1,864)
Accounts receivable	(1,690)	8,464
Inventory	(3,349)	(1,694)
Prepaid expenses and other assets	2,520	(1,809)
Accounts payable	2,148	(1,228)
Other assets and liabilities, net	88	601
Net cash provided by (used for) operating activities	(913)	693
Cash Flows from Investing Activities:
Capital expenditures	(2,327)	(760)
Proceeds from sale of property, plant and equipment	100	884
Net cash provided by (used for) investing activities	(2,227)	124
Cash Flows from Financing Activities:
Net change in bank overdraft	(711)	(311)
Payments on term loans and capital expenditure line	(1,989)	(1,474)
Payments on revolving credit facilities	(16,925)	(12,310)
Proceeds from revolving credit facilities	22,929	10,727
Proceeds from PPP Note	—	5,999
Net cash provided by financing activities	3,304	2,631
Cash and cash equivalents:
Net increase in cash and cash equivalents	164	3,448
Cash and cash equivalents at beginning of period	760	650
Cash and cash equivalents at end of period	$924	$4,098
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,569	$2,219
Cash paid for income taxes	$353	$209

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation
Nature of Business
Unique Fabricating, Inc. (the “Company”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer off-road markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components, and utilized in noise, vibration and harshness (“NVH”) management, acoustical management, water and air sealing, decorative and other functional applications. The Company leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, heating, ventilating, and air conditioning (“HVAC”), seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners, personal protection equipment, and packaging. The Company operates as one reportable segment and is headquartered in Auburn Hills, Michigan.
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
The Company’s financial results for the six months ended December 31, 2020, and the nine months ended March 31, 2021, resulted in violations of certain of its financial covenants, as defined in the Company’s Credit Agreement (Note 6). As a result of the default, the lenders may accelerate the maturity of the debt and accordingly all debt subject to the Credit Agreement, totaling $48.5 million, has been classified as current as of June 30, 2021. On April 9, 2021, the Company and its lenders entered into a forbearance agreement through and including June 15, 2021, during which the Company was able to borrow on its revolving line of credit, subject to availability and the satisfaction of certain other conditions, and the Lenders agreed not to accelerate the maturity of the Company’s debt during the forbearance period. On June 14, 2021 the Company entered into the First Amendment to Forbearance Agreement, which among other things, extended the forbearance period from June 15, 2021 to February 28, 2022, suspended the testing of the Total Leverage Ratio and the Debt Service Ratio during the forbearance period and included revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February 28, 2022, beginning with the month ending July 31, 2021. During the extended period, the Company will continue to be able to borrow under the revolving line of credit, subject to availability and the satisfaction of certain other conditions, including compliance with financial covenants. Please refer to Note 6 Long-term Debt for more information.
However, the Company does not have sufficient cash and cash equivalents on hand or other available sources of liquidity to repay outstanding debt under the Credit Agreement at expiration of the Forbearance Agreement, as amended. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements are issued.
In response to these conditions, the Company has been actively pursuing with Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent, and the other lenders (collectively, the “Lenders”) a waiver of the violations at December 31, 2020 and March 31, 2021 or amendment of its financial covenants prior to expiration of the Forbearance Agreement as amended. However, these discussions have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As described in Note 6 to these condensed consolidated financial statements, the Company’s Forbearance Agreement, as amended, contains certain financial covenants with which we are required to comply, commencing with the four-month period ending July 31, 2021, through and including the eleven-month period ending February 28, 2022. There cannot be any assurance that the Company will be able to comply with these covenants contained in the Forbearance Agreement, including as soon as with respect to the first measurement period, given the industry-wide and other challenges that the Company is currently facing, as described elsewhere herein or that our lenders would waive a default if that were to occur.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Concentration Risks
The Company is exposed to significant concentration risks as follows:
Customer and Credit — During the three and six months ended June 30, 2021 and June 30, 2020, the Company’s net sales were principally derived from customers engaged in the North American automotive industry.  The following table presents the Company's sales directly to General Motors Company (“GM”), Yanfeng Automotive Interiors, Stellantis N.V. (formerly Fiat Chrysler Automobiles), and Ford Motor Company (“Ford”) as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General Motors Company	13%	8%	10%	9%
Yanfeng Automotive Interiors	7%	5%	7%	7%
Stellantis N.V.	6%	4%	6%	5%
Ford Motor Company	2%	4%	4%	5%
Furthermore, the Company had additional sales to the customers listed in the above table indirectly through other customers.
Labor Markets — At June 30, 2021, of the Company’s hourly plant employees working in the United States manufacturing facilities, 33% were covered under a collective bargaining agreement which expires in August 2022 while another 13% were covered under a separate collective bargaining agreement that expires in February 2023. The remaining US employees are not part of a union.
International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. The following table presents the percentage of the Company's total production in Mexico and Canada:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mexico	26%	20%	24%	22%
Canada	10%	12%	10%	9%
The following table presents the percentage of the Company's total net sales represented by net sales from operations located in Mexico and Canada:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mexico	26%	17%	25%	21%
Canada	10%	9%	10%	8%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. In November 2019, the FASB issued ASU 2019-10, which established the effective date of the new standard for smaller reporting companies as fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the adoption of the new credit losses model will have on its financial statements.
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This update requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We have identified our existing lease contracts and calculated the right of use assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2020. Adoption of the new standard resulted in the recording of right-of-use assets and liabilities of $12.1 million and $12.8 million, respectively, as of January 1, 2020. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company has approximately $10.1 million of non-cancelable future rental obligations as of June 30, 2021, as shown in Note 11.
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
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Sales
Transportation	$27,373	$11,290	$58,617	$42,986
Appliance	3,008	2,132	6,143	4,912
Other	515	1,553	934	1,738
Total	$30,896	$14,975	$65,694	$49,636
General Recognition Policy
Revenue is recognized by the Company once all performance obligations under the terms of a contract with a Company's customer is satisfied. Generally this occurs with the transfer of control to a customer of its transportation, appliance, and other products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

4. Inventory
Inventories consist of the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Raw materials	$9,759	$7,366
Work in progress	1,172	1,225
Finished goods	4,369	3,360
Total inventory	$15,300	$11,951
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.9 million at June 30, 2021 and $0.4 million at December 31, 2020.
Included in inventory are assets located in Mexico with a carrying amount of $3.8 million at June 30, 2021 and $3.1 million million at December 31, 2020, and assets located in Canada with a carrying amount of $1.1 million at June 30, 2021 and $1.1 million at December 31, 2020.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

	June 30, 2021	December 31, 2020	Depreciable Life – Years
	(dollars in thousands)
Land	$538	$538
Buildings	6,923	6,923	23 – 40
Shop equipment	25,012	23,436	7 – 10
Leasehold improvements	1,269	1,245	3 – 10
Office equipment	2,884	2,331	3 – 7
Mobile equipment	50	152	3
Construction in progress	2,376	2,315
Total cost	39,052	36,940
Less: Accumulated depreciation	15,952	14,557
Net property, plant, and equipment, net	$23,100	$22,383
Depreciation expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively.
Included in property, plant, and equipment, net are assets located in Mexico with a carrying amount of $3.8 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively, and assets located in Canada with a carrying amount of $0.4 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Long-term Debt
The Company’s long-term debt consists of the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note is unsecured and bears interest at 1% per annum. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program.	$5,999	$5,999
US Term Loan, payable to lenders in quarterly installments of $0.6 million through September 30, 2021 and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.5% per annum at June 30, 2021. At June 30, 2021, the balance of the US Term Loan is presented net of a debt discount of $0.2 million from costs paid to or on behalf of the lenders.	21,665	22,768
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.5% per annum at June 30, 2021. At June 30, 2021, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	8,145	8,876
Capital expenditure line payable to lenders in quarterly installments of 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.5% per annum at June 30, 2021.	1,134	1,220
Total debt excluding Revolver	36,943	38,863
Less current maturities	36,943	35,864
Long-term debt – Less current maturities	$—	$2,999

As of June 30, 2021 and December 31, 2020 the fair value of the Company’s debt approximates book value based on the variable terms.
The Company’s financial results for the six months ended December 31, 2020 and nine months ended March 31, 2021 resulted in violations of certain of its financial covenants, as defined in the Company’s Credit Agreement. The Company has been actively discussing its results and the Company’s failure to meet its financial covenants with the Administrative Agent and entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company was able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. On June 14, 2021 the Company entered into the First Amendment to Forbearance Agreement, which among other things, extended the forbearance period from June 15, 2021 to February 28, 2022. During the extended period, the Company will be able to borrow under the Revolver, subject to availability and the satisfaction of certain other conditions. However, entering into a forbearance agreement will not alleviate the substantial doubt about the Company’s ability to continue as a going concern, please refer to Note 1 for further discussion. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. There can be no assurance that the Company will be able to enter into an amendment or waiver with the Lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. As a result of the default all debt subject to the Credit Agreement is classified as current maturities of long-term debt as of June 30, 2021.
Credit Agreement
On November 8, 2018, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower” and together with the US Borrower, the “Borrowers”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent, and other lenders (collectively, the “Lenders”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Original Credit Agreement entered into on April 29, 2016 (as amended, the “Original Credit Agreement”). The Amended and Restated Credit Agreement is a five year

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
agreement and provided for borrowings up to an aggregate principal amount of $73.0 million. The Amended and Restated Credit Agreement, which is a senior secured credit facility, comprised of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $26.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, a $12.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower, and a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020 to the US Borrower (the “Capital Expenditure Line”). The Amended and Restated Credit Agreement has a maturity date for all borrowings of November 7, 2023.
The Amended and Restated Credit Agreement requires quarterly principal payments for the US Term Loan, which commenced on December 31, 2018, of $337.5 thousand through September 30, 2020, $575.0 thousand thereafter through September 30, 2021, and $812.5 thousand thereafter through November 7, 2023 with a lump sum due at maturity. The Amended and Restated Credit Agreement requires quarterly principal payments for the CA Term Loan, which commenced on December 31, 2018, of $375.0 thousand with a lump sum due at maturity. The Capital Expenditure Line requires quarterly principal payments of 7.5% of the outstanding balance per annum beginning on December 31, 2019 through September 30, 2020, 10% per annum beginning December 31, 2020 through September 30, 2021, 12.5% per annum beginning December 31, 2021 and thereafter through November 7, 2023 with a lump sum due at maturity.
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
On August 7, 2020, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Amended and Restated Credit Agreement and Loan Documents, as amended. The Eighth Amendment, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The definition of Consolidated EBITDA has been amended to include as an addition to Consolidated Net Income (i) costs and expenses incurred in connection with the Eighth Amendment not to exceed $175,000, (ii) restructuring expenses not to exceed $500,000 in any 12 month period, (iii) costs incurred with respect to the purchase and implementation of the ERP system not to exceed (A) $200,000 during each fiscal quarter in 2020 and (B) $100,000 during each fiscal quarter in 2021, and (iv) to the extent added in calculating Consolidated Net Income any portion of the PPP loan that has been forgiven and cancelled. The Eighth Amendment also amended the calculation of certain financial covenants based upon 12 month results to effectively exclude results of the quarter ended June 30, 2020. The calculation of Maximum Total Leverage Ratio has been amended, commencing with the quarter ended September 30, 2020 and through and including the quarter ended March 31, 2021, to annualize Consolidated EBITDA for the periods beginning July 1, 2020 through the date of calculation. The calculation of Minimum Debt Service Coverage Ratio for the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 are based upon results for one, two and three quarters, respectively. The Eighth Amendment further adds a Minimum Liquidity requirement to be calculated

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
monthly through June 30, 2021 and Minimum Consolidated EBITDA for each measurement period, as defined, through June 30, 2021. The Eighth Amendment permitted distributions by US Borrower to the Parent to be declared and made only after December 31, 2021 provided certain conditions are satisfied.
On April 9, 2021, the Company entered into a Forbearance Agreement, providing a period commencing through and including June 15, 2021, during which the Company was able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt.
On June 14, 2021, the Company entered into a First Amendment to Forbearance Agreement with respect to the Amended and Restated Credit Agreement, as amended, among the Borrowers, certain of their subsidiaries, with the Lenders. The First Amendment to the Forbearance Agreement extends the previously agreed to forbearance period from June 15, 2021 to February 28, 2022. During the extended period, the Company will continue to be able to borrow under the Revolver, subject to availability and the satisfaction of certain other conditions. The First Amendment suspends the testing of the Total Leverage Ratio and the Debt Service Ratio during the forbearance period, contains revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February 28, 2022, makes changes to the calculations of financial covenants, establishes certain financial reporting requirements to the Lenders, provides an alternative to the LIBOR rate, and requires that the Company engage a financial advisor on or before June 25, 2021. The Company will be required to comply with the revised covenants contained in the First Amendment beginning with July 31, 2021.
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
The First Amendment to the Forbearance Agreement increased the per annum rate from 4.25% to 4.50% for the duration of the Forbearance Period. Furthermore, the First Amendment requires the calculation of Payment in Kind (“PIK”) additional interest of 0.5% on all outstanding debt subject to the Credit Agreement, which is payable on February 28, 2022 or earlier in the event of a Forbearance Termination event, as defined.
As of June 30, 2021, $17.8 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.50% percent per annum at June 30, 2021, and is secured by substantially all of the Company’s assets. At June 30, 2021, the maximum additional available borrowings under the Revolver was $6.7 million which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities.
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
Certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note. As of June 30, 2021, none of the circumstances listed above exist at the Company.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 9, 2021, the Company received notification that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan, including accrued interest. The forgiveness of the PPP Loan will be recognized during the Company’s third quarter ending September 30, 2021.
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
At June 30, 2021 and December 31, 2020, unamortized debt issuance costs were $0.3 million and $0.4 million, respectively, while amounts paid to or on behalf of lenders presented as unamortized debt discounts were $0.2 million and $0.3 million, respectively.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively, and $0.04 million and $0.1 million for the three and six months ended June 30, 2020, respectively.
Covenant Compliance
The Amended and Restated Credit agreement, as further amended and forbore by the Forbearance Agreement, as amended, contains the following financial covenants:
Maximum Total Leverage Ratio
The Total Leverage Ratio, as defined in the Credit Agreement, as amended, may not exceed (i) 3.75 to 1.00, with respect to the fiscal quarter ended as of September 30, 2020; (ii) 3.50 to 1.00, with respect to the fiscal quarter ended December 31, 2020; (iii) 3.25 to 1.00, with respect to the fiscal quarters ended March 31, 2021 and June 30, 2021; and (iv) 3.00 to 1.00, with respect to each fiscal quarter thereafter. For purposes of calculating the Total Leverage Ratio, “Consolidated EBITDA”, as defined, shall be determined (i) with respect to the fiscal quarter ended as of September 30, 2020, for the single fiscal quarter then ended, multiplied by 4,(ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, multiplied by 2, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, multiplied by 4/3, and (iv) with respect to each fiscal quarter thereafter, for the four fiscal quarters then ended. Also, for purposes of calculating the Total Leverage Ratio, the PPP Note is excluded from Total Debt for all periods until a determination of forgiveness is made. However, testing of the Total Leverage Ratio is suspended during the Forbearance Period through February 28, 2022.
Minimum Debt Service Coverage Ratio
The Debt Service Coverage Ratio may not be less than 1.20 to 1.00, to be measured, as of the end of each fiscal quarter. Notwithstanding anything to the contrary set forth in the definition of "Debt Service Coverage Ratio," such calculation shall be made (i) with respect to the fiscal quarter ended as of September 30 2020, for the single fiscal quarter then ended, (ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, and (iv) with respect to the last day of each fiscal quarter thereafter, for the four fiscal quarters then ended. However, testing of the Minimum Debt Service Coverage Ratio is suspended during the Forbearance Period through February 28, 2022.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Minimum Liquidity
The First Amendment to the Forbearance Agreement eliminated the Minimum Liquidity covenant of the Amended and Restated Credit Agreement and replaced it with the following:

Date of Determination	Minimum Liquidity
July 31, 2021	$250,000
August 31, 2021	$250,000
September 30, 2021	$500,000
October 31, 2021	$1,000,000
November 30, 2021	$1,600,000
December 31, 2021	$1,600,000
January 31, 2022	$2,800,000
February 28, 2022	$3,200,000
Minimum Consolidated EBITDA
The First Amendment to the Forbearance Agreement eliminated the Minimum Consolidated EBITDA covenant of the Amended and Restated Credit Agreement and replaced it with the following:

Date of Determination	Measurement Period	Minimum Consolidated EBITDA
July 31, 2021	Trailing 4 months	$300,000
August 31, 2021	Trailing 5 months	$1,300,000
September 30, 2021	Trailing 6 months	$2,450,000
October 31, 2021	Trailing 7 months	$3,400,000
November 30, 2021	Trailing 8 months	$4,200,000
December 31, 2021	Trailing 9 months	$5,025,000
January 31, 2022	Trailing 10 months	$5,925,000
February 20, 2022	Trailing 11 months	$6,900,000
Future Maturities
Maturities on the Company’s Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

Future Maturities
(dollars in thousands)
2021	$5,393
2022	49,634
2023	—
Total	55,027
Discounts	(235)
Debt issuance costs	(312)
Total debt, net	$54,480

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
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into another interest rate swap that requires the Company to pay a fixed rate of 3.075% per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million, which increased by $0.4 million each quarter until June 28, 2019 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 expiring. Since June 28, 2019, the notional amount then decreased each quarter by $0.2 million until September 30, 2020 when the notional amount increased to $17.5 million due to the interest rate swap from 2017 expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, and then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At June 30, 2021, the fair value of all swaps was in a net liability position of $0.9 million and is included in other long term liabilities in the condensed consolidated balance sheets. The Company paid $0.1 million and $0.3 million in net monthly settlements with respect to the interest rate swaps for the three and six months ended June 30, 2021, respectively. At June 30, 2020, the fair value of the swaps was a net liability of $1.5 million, which was included in other long term liabilities in the condensed consolidated balance sheet. The Company paid $0.2 million and $1.0 million in net monthly settlements in respect to the interest rate swaps for the three and six months ended June 30, 2020, respectively. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

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
The Company moved existing Bryan production to its manufacturing facilities in Querétaro, Mexico and LaFayette, Georgia. The Company provided the affected employees severance pay, health benefits continuation, and job search assistance. The Company evaluated whether or not this closing met the criteria for discontinued operations and concluded that the closing did not meet the definition as it did not represent a strategic shift in the Company's operations and the Company will have continuing cash flows from the production being moved to other facilities within the Company. The restructuring activities described above were completed as of June 30, 2020. The Company has not incurred any restructuring costs in 2021.
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
The restructuring activities described above were completed in 2020, the Company has not incurred any restructuring costs in 2021. The Company had $0.5 million and $0.7 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of June 30, 2021 and December 31, 2020, respectively. The Company has secured a sublease of roughly 11% of the facility.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2020:

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
On June 11, 2021, the compensation committee of the board of directors approved the issuance of 38,943 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.31 per share with a weighted average grant date fair value of $1.64 per share. These options vested immediately upon issuance.
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
On May 4, 2021, the compensation committee of the board of directors approved the issuance of 139,278 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $4.51 per share with a weighted average grant date fair value of $2.28 per share. 20% of these options vested immediately and the remainder vest in 20% tranches on each of May 4, 2022, 2023, 2024, and 2025, respectively.
On June 11, 2021, the compensation committee of the board of directors approved the issuance of 59,254 non statutory stock option awards to employees of the Company. All of the awards have an exercise price of $3.31 per share with a weighted average grant date fair value of $1.64 per share. These options vested immediately upon issuance.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 31, 2020	726,500	$4.53	7.2	$1,484
Granted	237,475	$4.01	4.3
Exercised	—	$—	0
Forfeited or expired	15,000	$12.50	0	0
Outstanding at June 30, 2021	948,975	$4.27	7.6	$444
Vested and exercisable at June 30, 2021	454,553	$5.25	6.1	$169
————————————
(1)    The aggregate intrinsic value above is obtained by subtracting the exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. There is no intrinsic value if the exercise price exceeds the fair value of the underlying shares. The estimated fair value of the shares is based on the closing price of the stock of $3.70 as of June 30, 2021 and $5.50 as of December 31, 2020.
The Company recorded stock-based compensation expense of $256 thousand and $283 thousand for the three and six months ended June 30, 2021, respectively, and $32 thousand and $55 thousand for the three and six months ended June 30, 2020, respectively. Stock compensation expense is included in the condensed consolidated statements of operations, as a component of sales, general and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of June 30, 2021, there was $689 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 4.1 years.

10. Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.
Income tax (benefit) expense for the three and six months ended June 30, 2021 was $0.3 million and $0.7 million, respectively, compared to $(1.1) million and $(1.7) million for the three and six months ended June 30, 2020, respectively.
During the three and six months ended June 30, 2021, the effective tax rate was 13% and 26%, respectively. The differences between the effective tax rates and the statutory rate of 21% were primarily due to valuation allowance in the U.S. and earnings in Mexico and Canada, which both have higher statutory income tax rates than the U.S.

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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. New leased assets obtained in exchange for new operating lease liabilities

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
during the three and six months ended June 30, 2021 were immaterial. As of June 30, 2021, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following:

	Classification	June 30, 2021
		(dollars in thousands)
Right-of-Use-Assets
Operating	Operating leases	$9,274
Liabilities
Current
Operating	Other accrued liabilities	$1,964
Non-current
Operating	Other liabilities	8,168
Total lease liabilities		$10,132
Lease costs included in the condensed consolidated statements of operations consist of the following:

	Classification	Six Months Ended June 30, 2021
		(dollars in thousands)
Lease cost	Cost of sales, selling expenses and general and administrative expense	$1,307
Maturity of the Company’s lease liabilities as of June 30, 2021 is as follows:

Lease Liability Maturities
(dollars in thousands)
2021 (remainder)	$1,446
2022	2,058
2023	1,381
2024	1,296
2025	1,288
Thereafter	5,413
Total lease payments	12,882
Less: interest	2,751
Present value of lease payments	$10,132
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

June 30, 2021
Weighted average remaining lease term (years)	7.0
Weighted average discount rate	6.5%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease costs included in the condensed consolidated statements of cash flows are as follows:

Six Months Ended June 30, 2021
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,531

12. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100% of an employee’s contribution up to the first 3% of each employee’s total compensation and 50% for the next 2% of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million and $0.2 million for the three and six months ended June 30, 2021 and $0.1 million and $0.2 million for the three and six months ended June 30, 2020.

13. Related Party Transactions
Effective March 18, 2013, the Company is a party to a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300 thousand and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $56 thousand for the three months ended March 31, 2021, however, the Forbearance Agreement suspended any further management fee payments until the expiration of the Forbearance Period on February 28, 2022. The Company incurred management fees of $56 thousand and $110 thousand for the three and six months ended June 30, 2020, respectively. The management agreement had an initial term of five years, expiring on March 18, 2020, and renews automatically annually for additional one year terms. The current term expires on March 18, 2022. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.
Beginning in February 2021, the Company began utilizing the services of Engauge Workforce Solutions LLC (“Engauge”), a manufacturing and distribution staffing agency. Ms. Kim Korth, a member of the Company’s Board of Directors, is also the Managing Director of Engauge. In March 2021, the Company entered into an agreement with Engauge for its services. The agreement is for an initial term of 12 months and will continue on a month-to-month basis after the initial term. The Company may terminate the agreement, without penalty, following the initial term with 60 days written notice. The Company has incurred fees for Engauge’s services through June 30, 2021 of $228 thousand.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company measures its interest rate swaps at fair value on a recurring basis based primarily on Level 2 inputs using an income model based on disparity between variance and fixed interest rates, the scheduled balance of principal outstanding, yield curves and other information readily available in the market. Please refer to Note 7 for more information on the Company’s interest rate swap.

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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$(2,509)	$(4,322)	$(3,578)	$(6,624)
Denominator:
Weighted average shares outstanding, basic	9,779,147	9,779,147	9,779,147	9,779,147
Dilutive effect of stock-based awards	—	—	—	—
Weighted average share outstanding, diluted	9,779,147	9,779,147	9,779,147	9,779,147

Basic loss per share	$(0.26)	$(0.44)	$(0.37)	$(0.68)
Diluted loss per share	$(0.26)	$(0.44)	$(0.37)	$(0.68)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months and six months ended June 30, 2020, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Six Months Ended June 30,
	2021	2020
Number of options	948,975	611,480
Exercise price of options	$2.36 - $12.58	$2.36 - $12.58
Warrants(1)		142,185
Exercise price of warrants		$3.33 - $11.88
_________________________________
(1) Includes warrants to purchase 141,000 shares of common stock issued to the underwriters of the Company's IPO in July 2015 with an exercise price of $11.88 per share of common stock which expired on July 7, 2020.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Basis of Presentation
The Company’s operations are classified in one reportable business segment. Although we have expanded the products that we manufacture and sell to include components used in the appliance, medical and consumer off-road markets, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. Our manufacturing locations have capabilities to produce diverse products utilizing multiple processes to serve various markets. The manufacturing operations for our transportation, appliance, medical and consumer/off-road products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.
Overview
Unique Fabricating, Inc. (the “Company” or “Unique”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer/off-road markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in NVH management, acoustical management, water and air sealing, decorative and other functional applications. The Company leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, HVAC, seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners, personal protection equipment, and packaging. The Company is headquartered in Auburn Hills, Michigan.
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

The Company derives most of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe Unique Fabricating has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, Unique Fabricating’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Unique Fabricating’s products perform similar functions for appliances, medical, and consumer off-road systems, improving thermal characteristics, reducing noise and prolonging equipment life. We primarily operate within the highly competitive and cyclical automotive parts industry.
The Company’s financial results for the six months ended December 31, 2020 and nine months ended March 31, 2021 resulted in violations of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement. The Company entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through June 15, 2021, during which the Company was able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability. The Lenders agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. On June 14, 2021 the Company entered into the First Amendment to Forbearance Agreement, which among other things, extended the forbearance period from June 15, 2021 to February 28, 2022. The First Amendment also suspends the testing of the Total Leverage Ratio and the Debt Service Ratio during the forbearance period and contains revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA for the monthly periods through and including February 28, 2022. During the extended period, the Company will continue to be able to borrow under the revolving line of credit, subject to availability and the satisfaction of certain other conditions. However, entering into the Forbearance Agreement, as amended, will not alleviate the substantial doubt about the Company’s ability to continue as a going concern. As described elsewhere herein, our Forbearance Agreement, as amended, contains certain financial covenants with which we are required to comply, commencing with the four-month period ending July 31, 2021, through and including the eleven-month period ending February 28, 2022. There cannot be any assurance that we will be able to comply with these covenants contained in the Forbearance Agreement, including as soon as with respect to the first measurement period, given the industry-wide and other challenges that we face, as described elsewhere herein or that our lenders would waive a default if that were to occur.
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
Recent Developments
COVID-19 Pandemic
The Company’s operations continue to be adversely affected by the COVID-19 pandemic. In response to the continued impact that the COVID-19 pandemic is having on the global automotive industry, the Company has taken actions to reduce costs and increase financial flexibility. These actions include actively managing costs, capital expenditures, and working capital. Additionally, in April 2020 the Company received a loan of approximately $6.0 million pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act. The Company applied for forgiveness of the loan in the fourth quarter of 2020. On August 9, 2021, the Company received notification that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan, including accrued interest. The forgiveness of the PPP Loan will be recognized during the Company’s third quarter ending September 30, 2021.
The adverse impacts of the COVID-19 pandemic led to a significant slowdown in North American vehicle production in the first half of 2020, as many automotive companies idled their facilities or reduced production. Increased consumer demand and vehicle production schedules in the second half of 2020, was unexpected in certain areas of the automotive supply chain. This surge in demand, as well as a significant increase in consumer demand for personal electronics led to a worldwide semiconductor supply shortage in early 2021 which has continued through the second quarter of 2021, resulting in decreased demand for our products as automotive OEMs have canceled or reduced planned production. In addition to the uncertainty in our customers’ release schedules, we have experienced longer lead-times, higher costs, and delays in procuring raw materials due to shortages because of the extreme weather pattern in early 2021 that impacted petroleum refining operations in Texas. As a result, we are currently experiencing incremental costs relating to these supply chain related disruptions. We are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts on us and we are monitoring closely supply disruptions and customer vehicle production schedules. The magnitude of the adverse impact on our financial condition, results of operations and cash flows will depend on the duration and unpredictability of the supply shortages, North American vehicle production schedules and supply chain impacts, as to which we cannot be certain at this time.
The Company continues to monitor the COVID-19 pandemic and will continue to follow health and safety guidelines issued by various governmental entities in the jurisdictions where we operate in order to protect our employees.
Comparison of Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020
Net Sales

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(dollars in thousands)
Net sales	$30,896	$14,975
Net sales for the quarter ended June 30, 2021 were approximately $30.9 million compared to $15.0 million for the quarter ended June 30, 2020, representing an increase of 106.3%. This increase in net sales quarter over quarter is driven by the impact the COVID-19 pandemic had on 2020 production volumes in the North American automotive market. However, our net sales continue to be less than in comparable quarters in recent years preceding the COVID-19 pandemic as a result of decreased demand for our products as automotive OEMs cancelled or reduced planned production due to semiconductor and other supply shortages.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$16,029	51.9%	$6,983	46.6%
Direct labor and benefits	4,688	15.2%	2,491	16.6%
Manufacturing overhead	4,846	15.7%	3,029	20.2%
Sub-total	25,563	82.7%	12,503	83.5%
Depreciation	717	2.3%	631	4.2%
Cost of Sales	$26,280	85.1%	$13,134	87.7%
Gross Profit	$4,616	14.9%	$1,841	12.3%
Cost of sales as a percentage of net sales for the quarter ended June 30, 2021 decreased compared to the quarter ended June 30, 2020. The decrease in cost of sales as a percentage of net sales was due to increased operating leverage as a result of higher net sales with comparable fixed overhead costs. Material costs rose due to price increases from our vendors driven by supply shortages. Direct labor and benefits costs were negatively impacted in 2020 by the continuation of healthcare costs and other benefits during the COVID-19 related shut downs, without employee contributions. During the second quarter of 2021, direct labor costs as a percentage of net sales was negatively impacted by inefficiencies resulting from customer release cancellations and reductions due to the previously mentioned supply shortages.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the three months ended June 30, 2021 was 14.9%, compared to 12.3% for the three months ended June 30, 2020.

Selling, General and Administrative Expenses

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$5,489	$5,230
Depreciation and amortization	592	1,113
Selling, general, and administrative expenses	$6,081	$6,343
Selling, general, and administrative expenses as a percentage of net sales	19.7%	42.4%
Selling, general, and administrative expenses for the quarter ended June 30, 2021, decreased $0.3 million to $6.1 million compared to $6.3 million for the quarter ended June 30, 2020. Amortization expense decreased compared to the second quarter of 2020 due to intangible assets becoming fully amortized in the first quarter of 2021. The decrease in amortization expense was partially offset by increased legal and professional service fees in the second quarter of 2021.
Operating Loss
Operating loss for the three months ended June 30, 2021 was $1.47 million, or 4.7% of net sales, compared to an operating loss of $4.8 million, or 31.9% of net sales, for the three months ended June 30, 2020. The decrease in operating loss and operating loss as a percent of net sales is primarily driven by the increased net sales compared to 2020. Also contributing to the improvement was the absence of restructuring activities in the current year, which reduced operating income by $0.3 million in the second quarter of 2020.
Non-Operating Expense
Non-operating expense for the three months ended June 30, 2021 was $0.7 million compared to $0.6 million for the three months ended June 30, 2020. The increase in non-operating expenses is the result of higher interest expense due to higher borrowings on our Revolver during the second quarter of 2021 compared to 2020.
Net Loss Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $3.2 million to $2.2 million for the three months ended June 30, 2021 compared to a loss of $5.4 million in 2020.
Income Tax Provision
During the three months ended June 30, 2021, income tax expense was $0.3 million, and the effective income tax rate was (13)%. The Company had higher income tax expense in the 2021 second quarter due to valuation allowance in the U.S. and higher income in certain tax jurisdictions compared to the second quarter of 2020. The valuation allowance in U.S. resulted in the non-recognition of tax benefits for net operating losses at our U.S. locations.
Net Loss
Net loss for the three months ended June 30, 2021 was $2.5 million compared to a net loss of $4.3 million the three months ended June 30, 2020. The decrease in net loss is the result of increased sales compared to the second quarter of 2020.
Comparison of Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020
Net Sales

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(dollars in thousands)
Net sales	$65,694	$49,636
Net sales for the six months ended June 30, 2021 were approximately $65.7 million compared to $49.6 million for the six months ended June 30, 2020, representing a increase of 32.4%. The increase in net sales for the six months ended June 30, 2021, was primarily caused by the effects of the COVID-19 pandemic in 2020, which idled our automotive customers’ facilities for the majority of the second quarter of 2020. However, our net sales continue to be less than in comparable periods in recent years prior to the COVID-19 pandemic as a result of decreased demand for our products as automotive OEMs cancelled or reduced planned production due to semiconductor and other supply shortages.
Cost of Sales

The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers and depreciation. Cost of sales consists of the following major components:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$34,133	52.0%	$25,587	51.5%
Direct labor and benefits	9,931	15.1%	8,348	16.8%
Manufacturing overhead	9,757	14.9%	7,013	14.1%
Sub-total	53,821	81.9%	40,948	82.5%
Depreciation	1,395	2.1%	1,256	2.5%
Cost of Sales	$55,216	84.1%	$42,204	85.0%
Gross Profit	$10,478	15.9%	$7,432	15.0%
Cost of sales as a percentage of net sales for the six months ended June 30, 2021 decreased to 84.1% from 85.0% for the six months ended June 30, 2020. The main driver of this decrease in cost of sales as a percent of net sales is the increased sales levels in 2021 compared to the first half of 2020. The Company continued to provide health and other employee benefits during the COVID-19 related shut downs in 2020, without employee contributions, which negatively impacted direct labor and benefits expenses in that period. Material costs have been negatively impacted in the first half of 2021 due to price increases from our vendors.
Gross Profit
Gross profit for the six months ended June 30, 2021 increased $3.0 million to $10.5 million compared to $7.4 million for the six months ended June 30, 2020. The increase in gross profit is the result of higher sales volumes in the current year.
Selling, General and Administrative Expenses

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$10,346	$10,025
Depreciation and amortization	1,549	2,202
Selling, general, and administrative expenses	$11,895	$12,227
Selling, general, and administrative expenses as a percentage of net sales	18.1%	24.6%
Selling, general, and administrative expenses for the six months ended June 30, 2021 decreased $0.3 million to $11.9 million compared to $12.2 million for the six months ended June 30, 2020. This decrease is primarily related to the completion of amortization of certain customer relationships and of non-patented technology, partially offset by increased legal and professional fees in the current year.
Operating Loss
Operating loss for the six months ended June 30, 2021 was $1.4 million, or 2.2% of net sales, compared to operating loss of $6.0 million, or 12.1% of net sales, for the six months ended June 30, 2020. The decreased operating loss in the current year is primarily driven by the impact of the COVID-19 pandemic and restructuring expenses in 2020.
Non-Operating Expense
Non-operating expense for the six months ended June 30, 2021 was $1.4 million compared to $2.3 million for the six months ended June 30, 2020. The decrease in non-operating expense is primarily driven by reduced mark to market adjustments on our interest rate swap compared to last year. This reduction was partially offset by higher interest expense due to increased borrowings on our Revolver in 2021.
Income Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $5.4 million to $2.8 million for the six months ended June 30, 2021 compared to $8.3 million in 2020.

Income Tax Provision
During the six months ended June 30, 2021, income tax expense was $0.7 million, and the effective income tax rate was 26%, compared to an income tax benefit of $1.7 million and an effective income tax rate of 20% during the six months ended June 30, 2020.
Net Income
Net loss for the six months ended June 30, 2021 was $3.6 million compared to a net loss of $6.6 million during the six months ended June 30, 2020. The decrease in net loss is primarily caused by sales volumes increasing from the effects of the COVID-19 pandemic in 2020 and restructuring charges in 2020 that did not recur.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of June 30, 2021 and December 31, 2020, we had a cash balance of $0.9 million and $0.8 million, respectively. As of June 30, 2021 and December 31, 2020, we had $6.7 million and $5.7 million, respectively, available to be borrowed under our revolving credit facility. Our ability to borrow, however, under the revolving line of credit is dependent on the Forbearance Agreement which expires in February 2022, including our compliance with its terms.
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
The Company’s financial results for the six months ended December 31, 2020 and nine months ended March 31, 2021 resulted in violations of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement. The Company entered into a Forbearance Agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company was able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders agreed, subject to the terms of the Forbearance Agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into the forbearance agreement did not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
On June 14, 2021 the Company entered into the First Amendment to the Forbearance Agreement, which among other things, extended the forbearance period from June 15, 2021 to February 28, 2022 and waived the testing of the Maximum Total

Leverage Ratio and Minimum Debt Service Coverage ratios for the duration of the Forbearance Period. The First Amendment also substituted Minimum Liquidity and Minimum Consolidated EBITDA requirements which are tested monthly beginning with the month ending July 31, 2021. During the extended period, the Company will continue to be able to borrow under the revolving line of credit, subject to availability and satisfaction of certain other conditions. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. During the forbearance period, the Company may not make any payment, transfer, or distribution out of the ordinary course of business or payments, including salary or compensation or distributions to or for the benefit of any member, owner, or director other than normal and customary employment salaries which do not exceed sums paid for similar positions in the Company’s marketplace.
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA, as defined in the First Amendment to the Forbearance Agreement, a non-GAAP measure, for the three months ended June 30, 2021:

Three Months Ended June 30, 2021
(dollars in thousands)
Net loss	$(2,509)
Plus:
Interest expense	769
Income tax expense	296
Depreciation and amortization	1,309
Non-cash stock awards	256
Non-recurring expenses (a)	—
ERP system implementation consulting and licensing costs (b)	—
Forbearance agreement fees (c)	306
Consolidated EBITDA, as defined	$427
_________________________________
(a)    Represents any other non-recurring, non-cash gains during such period, including without limitation, (i) gains from the sale or exchange of assets other than in the ordinary course of business, and (ii) gains from early extinguishment of Indebtedness or Hedging Agreements
(b)    Represents costs incurred with respect to the purchase and implementation of the Company's enterprise resource planning system, in an aggregate amount under the definition, not to exceed (i) $200,000 during each of US Borrower's fiscal quarters in 2020, (ii) $100,000 during each of the Company's fiscal quarters in 2021, and (iii) $0 with respect to any calculation thereafter
(c)    Represents costs and expenses incurred in connection with the Forbearance Agreement and the First Amendment to Forbearance Agreement, in an aggregate amount not to exceed $350,000, including the Lenders’ and Agent’s legal fees and the Financial Advisor’s fees
Refer to Note 6, “Long-term Debt,” in Part 1, Item 1, included within this quarterly report on Form 10-Q for the second quarter ended June 30, 2021 for additional information.
Capital Expenditures
In 2021, we plan to spend approximately $4.0 million in capital expenditures, of which $2.3 million was spent through June 30, 2021, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.
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
Cash Flow Data
The following table presents cash flow data for the periods presented:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$(913)	$693
Investing activities	$(2,227)	$124
Financing activities	$3,304	$2,631
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
During the six months ended June 30, 2021, net cash used by operating activities was $0.9 million, compared to net cash provided by operating activities of $0.7 million for the six months ended June 30, 2020. The decrease in cash provided by operating activities was primarily attributable to increased inventory levels driven by delays in customer releases.
Investing Activities
Cash provided by or used in investing activities consists principally of purchase and sale of property, plant and equipment.
During the six months ended June 30, 2021 and June 30, 2020, we made capital expenditures of $2.3 million and $0.8 million, respectively. We plan to spend a total of approximately $4.0 million in capital expenditures during 2021, including the $2.3 million spent through June 30, 2021.
Financing Activities
Cash flows provided by or used in financing activities consists primarily of borrowings and payments under our senior credit facilities, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the six months ended June 30, 2021, we had net cash provided by financing activities of $3.3 million compared to $2.6 million during the six months ended June 30, 2020. Driving the cash inflows during the six months ended June 30, 2021 was proceeds from the Company’s line of credit, please refer to Note 6 for additional discussion of our debt.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.
Indemnification Agreements
In the normal course of business, we provide customers with indemnification provisions of varying scope against claims of intellectual property infringement by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity or condensed consolidated cash flows.

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
At June 30, 2021, the fair value of all swaps was in a net liability position of $0.9 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act") referred to herein as “Disclosure Controls,” as the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company’s disclosure controls and procedures were not effective as of June 30, 2021 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of June 30, 2021 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. While the Company is moving forward with these remediation activities, additional work needs to be done in this area. To that end, the Company hired a third-party firm to assist with the Company’s remediation efforts. The Company, with the assistance of the third-party firm, has completed a gap analysis of its internal control over financial reporting and has begun implementing certain new or redesigned controls. The Company plans to continue working to implement or redesign existing controls as well as begin assessing if the new or redesigned controls implemented as part of its remediation efforts are operating effectively in the coming months. Accordingly, we concluded that the material weaknesses have not yet been remediated as of June 30, 2021.
Changes in Internal Control over Financial Reporting
Other than the ongoing steps being taken to remediate the material weaknesses described above and under “Item 9A. Controls and Procedures-Internal Control Over Financial Reporting” in the 2020 Form 10-K, there were no changes during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable

Item 1A. Risk Factors
The Company’s cash flows from operations and borrowings under our Amended and Restated Credit agreement, may not be sufficient to cover the Company’s liquidity needs.
Our principal sources of liquidity are cash flows from operations and borrowings under our Amended and Restated Credit Agreement from our senior lenders. As of June 30, 2021 we had $6.7 million, available to be borrowed under our revolving credit facility and approximately $0.9 million cash and cash equivalents. Our ability to borrow, however, under the revolving line of credit is dependent on our compliance with the Forbearance Agreement which currently expires in February 2022. The Company intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. Until such time as an amendment is granted, and there is no guarantee that an amendment will be granted, the Company must manage it’s liquidity needs with cash flows from operations and remaining availability, if any, subject to the Amended and Restated Credit Agreement and the Forbearance Agreement. There can be no assurance that such sources will be available to us or sufficient to fund our operating and other requirements.
The Company’s financial performance may not meet the covenant requirements in the First Amendment to the Forbearance Agreement.
In June 2021, we entered into the First Amendment to the Forbearance Agreement, which among other things, suspends the testing of the Total Leverage and the Debt Service Ratios during the forbearance period, and contains revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA for the measurement periods, as defined, commencing with the period ending July 31, 2021, through and including the period ending February 28, 2022. There cannot be any assurance that we will be able to comply with these covenants contained in the Forbearance Agreement, including as soon as with respect to the first measurement period, given the industry-wide and other challenges that we face, as described elsewhere herein or that our lenders would waive a default, if that were to occur. If the lenders were to exercise their remedies under the Credit Agreement or the related documents, we could be compelled, in the absence of other remedies, to avail ourselves of the protections of the bankruptcy laws, in which event stockholders would likely lose their entire investment in us.

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

UNIQUE FABRICATING, INC.

Date:	August 12, 2021	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)