Form 10-Q
period 2021-09-30
Unique Fabricating, Inc.
filed 2021-11-15
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of October 29, 2021, the registrant had 11,733,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and as of December 31, 2020 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and three and nine months ended September 30, 2020 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2021 (unaudited) and the three and nine months ended September 30, 2020 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and nine months ended September 30, 2020 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
	Item 4.	Controls and Procedures	33
Part II.	Other Information
	Item 1.	Legal Proceedings	34
	Item 1A.	Risk Factors	34
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	Item 3.	Defaults Upon Senior Securities	35
	Item 4.	Mine Safety Disclosures	35
	Item 5.	Other Information	35
	Item 6.	Exhibits	36
		Signatures	37

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,146	$760
Accounts receivable, net of reserves of approximately $1.2 million and $1.2 million at September 30, 2021 and December 31, 2020, respectively	25,582	23,759
Inventory, net	16,982	11,951
Prepaid expenses and other current assets:
Prepaid expenses and other	2,591	5,643
Refundable taxes	4,486	4,027
Total current assets	50,787	46,140
Property, plant, and equipment, net	22,393	22,383
Goodwill	16,996	22,111
Intangible assets	5,668	7,605
Other assets
Operating leases	10,360	10,415
Investments, at cost	1,054	1,054
Deposits and other assets	564	579
Deferred tax asset	1,572	893
Total assets	$109,394	$111,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,306	$10,892
Current maturities of long-term debt	30,373	35,864
Income taxes payable	421	204
Revolver, current maturities	17,156	11,494
Accrued compensation	1,263	792
Other accrued liabilities	4,288	4,551
Total current liabilities	66,807	63,797
Long-term debt, net of current maturities	—	2,999
Other long-term liabilities:
Other liabilities	9,987	10,519
Total liabilities	76,794	77,315
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 11,733,147 and 9,779,147 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	12	10
Additional paid-in-capital	50,293	46,126
Accumulated deficit	(17,705)	(12,271)
Total stockholders’ equity	32,600	33,865
Total liabilities and stockholders’ equity	$109,394	$111,180
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$29,909	$35,550	$95,603	$85,186
Cost of sales	26,629	27,342	81,845	69,546
Gross profit	3,280	8,208	13,758	15,640
Selling, general, and administrative expenses	5,741	6,381	17,636	18,608
Impairment	5,115	—	5,115	—
Restructuring expenses	—	—	—	1,193
Operating income (loss)	(7,576)	1,827	(8,993)	(4,161)
Other income (expense):
Other, net	6,041	32	6,080	26
Interest expense	(843)	(711)	(2,305)	(3,000)
Other expense, net	5,198	(679)	3,775	(2,974)
Income (Loss) before income taxes	(2,378)	1,148	(5,218)	(7,135)
Income tax expense (benefit)	(522)	152	216	(1,507)
Net income (loss)	$(1,856)	$996	$(5,434)	$(5,628)
Net income (loss) per share:
Basic	$(0.19)	$0.10	$(0.55)	$(0.58)
Diluted	$(0.19)	$0.10	$(0.55)	$(0.58)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865
Net loss	—	—	—	(1,069)	(1,069)
Stock option expense	—	—	27	—	27
Balance - March 31, 2021	9,779,147	$10	$46,153	$(13,340)	$32,823
Net loss	—	—	—	(2,509)	(2,509)
Stock option expense	—	—	256	—	256
Balance - June 30, 2021	9,779,147	$10	$46,409	$(15,849)	$30,570
Net loss	—	—	—	(1,856)	(1,856)
Stock option expense	—	—	49	—	49
Issuance of common stock and warrants	1,954,000	2	3,835	—	3,837
Balance - September 30, 2021	11,733,147	$12	$50,293	$(17,705)	$32,600

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 29, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss	—	—	—	(2,302)	(2,302)
Stock option expense	—	—	23	—	23
Balance - March 31, 2020	9,779,147	$10	$46,034	$(8,863)	$37,181
Net loss	—	—	—	(4,322)	(4,322)
Stock option expense	—	—	32	—	32
Balance - June 30, 2020	9,779,147	$10	$46,066	$(13,185)	$32,891
Net (loss) income	—	—	—	996	996
Stock option expense	—	—	33	—	33
Balance - September 30, 2020	9,779,147	$10	$46,099	$(12,189)	$33,920

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(5,434)	$(5,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	5,115	—
Depreciation and amortization	4,271	5,211
Amortization of debt issuance costs	158	111
Loss on sale of assets	(12)	118
Bad debt adjustment	(197)	—
Loss (gain) on derivative instrument	(412)	469
Gain on forgiveness of debt	(6,000)	—
Stock option expense	332	88
Accrued in-kind interest on long term debt	25	—
Deferred income taxes	(679)	(1,845)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(1,626)	(2,300)
Inventory	(5,031)	781
Prepaid expenses and other assets	2,608	(2,576)
Accounts payable	3,125	3,563
Other assets and liabilities, net	154	1,867
Net cash provided by (used for) operating activities	(3,603)	(141)
Cash Flows from Investing Activities:
Capital expenditures	(2,432)	(1,382)
Proceeds from sale of property, plant and equipment	100	883
Net cash provided by (used for) investing activities	(2,332)	(499)
Cash Flows from Financing Activities:
Net change in bank overdraft	(710)	(289)
Payments on term loans and capital expenditure line	(2,597)	(2,186)
Payments on revolving credit facilities	(30,087)	(19,281)
Proceeds from revolving credit facilities	35,671	17,530
Proceeds from the issuance of common stock and warrants	4,044	—
Debt issuance costs	—	(151)
Proceeds from PPP Note	—	5,999
Net cash provided by financing activities	6,321	1,622
Cash and cash equivalents:
Net increase in cash and cash equivalents	386	982
Cash and cash equivalents at beginning of period	760	650
Cash and cash equivalents at end of period	$1,146	$1,632
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,178	$3,034
Cash paid for income taxes	$761	$329

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation
Nature of Business
Unique Fabricating, Inc. (the “Company”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer / off-road markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components, and utilized in noise, vibration and harshness (“NVH”) management, acoustical management, water and air sealing, decorative and other functional applications. The Company leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, heating, ventilating, and air conditioning (“HVAC”), seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners, personal protection equipment, and packaging. The Company operates as one reportable segment and is headquartered in Auburn Hills, Michigan.
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
Going Concern
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of December 31, 2020 and March 31, 2021, the Company was in violation of its financial covenants, as defined in the Company’s Credit Agreement (Note 7). The Company entered into a forbearance agreement and First and Second Amendments to the forbearance agreement, providing a period through and including February 28, 2022. During this period the Company was able to borrow on its revolving line of credit, subject to the terms and conditions to making a revolving credit advance, including availability, and the lenders agreed, subject to the terms of the forbearance agreement, as amended, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. The forbearance agreement, as amended, contains certain financial covenants with which we are required to comply, commencing with the nine-month period ended September 30, 2021, through and including the twelve-month period ending February 28, 2022.
As of September 30, 2021, the Company was in violation of its financial covenants as set forth by the forbearance agreement, as amended. Failure to be in compliance with the Company’s financial covenants constitutes an event of default. Such a default, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement, totaling $47.5 million, has been classified as current as of September 30, 2021. The Company does not have sufficient cash and cash equivalents on hand or available liquidity to repay such debt or meet its obligations as they become due through twelve months from date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, the Company is discussing with its bank lenders entering into an amendment and waiver to cure the covenant defaults. There is not any assurance that the lenders will waive such non compliance or agree to an amendment to the current provisions. Even if the lenders were to agree to waive the failure to comply as of September 30, 2021, there cannot be any assurance that, at any future date at which compliance is measured, we will be able to comply with the covenants contained in the forbearance agreement, as amended, given the industry-wide and other challenges that we face, as described elsewhere herein, or that our lenders would waive a default if that were to occur. Furthermore, there can be no assurance that the Company will be able to enter into an amendment or waiver with the lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. These plans have not been finalized and are not within the

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Private Placement of Securities
On September 21, 2021, the Company issued 1,954,000 shares of common stock at a price of $2.25 per share for gross proceeds of $4.4 million in an offering exempt from registration under the Securities Act of 1933, as amended. The Company received net proceeds of $4.0 million after payment of selling commissions equal to 8% of the gross proceeds to Taglich Brothers, Inc., the placement agent for the Offering. Further, the Company paid the placement agent’s Offering expenses of $44,000. Taglich Brothers, Inc. also received warrants to purchase 156,320 shares of common stock, exercisable for five years, at a price per share of $3.12 (the “Warrants”).
The Company intends to utilize the net proceeds for general corporate purposes and initially reduced borrowings under its revolving credit facility, which subject to availability and compliance with the terms of the revolving line of credit, as amended, including by the Forbearance Agreement, may be reborrowed by the Company. Borrowings reported at September 30, 2021 reflects the reduction from offering proceeds. As of September 30, 2021, the Company was not in compliance with financial covenants, but through the date hereof has continued to borrow under the revolving line of credit. There can be no assurance that it will continue to be able to borrow under the revolving line of credit.

Concentration Risks
The Company is exposed to significant concentration risks as follows:
Customer and Credit — During the three and nine months ended September 30, 2021 and September 30, 2020, the Company’s net sales were principally derived from customers engaged in the North American automotive industry.  The following table presents the Company's sales directly to General Motors Company (“GM”), Yanfeng Automotive Interiors, Stellantis N.V. (formerly Fiat Chrysler Automobiles), and Ford Motor Company (“Ford”) as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General Motors Company	5%	11%	7%	10%
Yanfeng Automotive Interiors	10%	8%	8%	7%
Stellantis N.V.	8%	6%	7%	6%
Ford Motor Company	3%	6%	4%	6%
Furthermore, the Company had additional sales to the customers listed in the above table indirectly through other customers.
Labor Markets — At September 30, 2021, of the Company’s hourly plant employees working in the United States manufacturing facilities, 30% were covered under a collective bargaining agreement which expires in August 2022 while another 12% were covered under a separate collective bargaining agreement that expires in February 2023. The remaining US employees and employees in Canada and Mexico are not part of a union.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mexico	23%	12%	24%	17%
Canada	8%	6%	9%	8%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the percentage of the Company's total net sales represented by net sales from operations located in Mexico and Canada:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mexico	24%	23%	25%	22%
Canada	8%	8%	9%	8%

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
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This update requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We have identified our existing lease contracts and calculated the right of use assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2020. Adoption of the new standard resulted in the recording of right-of-use assets and liabilities of $12.1 million and $12.8 million, respectively, as of January 1, 2020. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company has approximately $10.9 million of non-cancelable future rental obligations as of September 30, 2021, as shown in Note 12.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Sales
Transportation	$26,124	$31,731	$84,741	$74,718
Appliance	3,104	3,280	9,247	8,191
Other	681	539	1,615	2,277
Total	$29,909	$35,550	$95,603	$85,186
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

4. Inventory
Inventories consist of the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Raw materials	$11,361	$7,366
Work in progress	1,157	1,225
Finished goods	4,464	3,360
Total inventory	$16,982	$11,951
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $0.9 million at September 30, 2021 and $0.4 million at December 31, 2020.
Included in inventory are assets located in Mexico with a carrying amount of $4.6 million at September 30, 2021 and $3.1 million at December 31, 2020, and assets located in Canada with a carrying amount of $1.4 million at September 30, 2021 and $1.1 million at December 31, 2020.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

	September 30, 2021	December 31, 2020	Depreciable Life – Years
	(dollars in thousands)
Land	$538	$538
Buildings	7,629	6,923	23 – 40
Shop equipment	25,998	23,436	7 – 10
Leasehold improvements	1,283	1,245	3 – 10
Office equipment	3,049	2,331	3 – 7
Mobile equipment	50	152	3
Construction in progress	609	2,315
Total cost	39,156	36,940
Less: Accumulated depreciation	16,763	14,557
Net property, plant, and equipment, net	$22,393	$22,383
Depreciation expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2020, respectively.
Included in property, plant, and equipment, net are assets located in Mexico with a carrying amount of $3.6 million and $3.7 million at September 30, 2021 and December 31, 2020, respectively, and assets located in Canada with a carrying amount of $0.4 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively.

6. Goodwill
Changes in the carrying amount of goodwill are as follows:

(dollars in thousands)
Balance at December 31, 2020
Goodwill	$28,871
Accumulated impairment losses	(6,760)
Net beginning balance	22,111
Goodwill impairment	(5,115)
Balance at September 30, 2021	$16,996
Goodwill Impairment
The Company experienced a sustained decline in market capitalization through the third quarter of 2021 representing a potential indicator of impairment. Furthermore, the Company continues to experience the repercussions from the global semiconductor shortage. The most impactful being the decline in sales to our automotive customers, as North American automotive production volumes continue to decrease. The Company identified these circumstances and concluded it was more likely than not the fair value of the goodwill was impaired, and performed an interim quantitative assessment. The quantitative assessment was performed as of September 30, 2021, utilizing a combination of the income and market approaches. The analysis required the comparison of the Company’s carrying value with it’s fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis included a discount rate of 14.8%, a terminal growth rate for cash flows of 3%, and EBITDA margin of 10.8% by 2025. The guideline public company method was used to determine the fair value of the reporting unit under the market approach. Key assumptions used in this method included revenue and EBITDA multiples for each guideline company. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of September 30, 2021. As a result, the Company recorded a $5.1 million impairment charge for the three and nine months ended September 30, 2021.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note is unsecured and bears interest at 1% per annum. The PPP Note was forgiven during the third quarter of 2021.	$—	$5,999
US Term Loan, payable to lenders in quarterly installments of $0.6 million through September 30, 2021 and $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.5% per annum at September 30, 2021. At September 30, 2021, the balance of the US Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	21,116	22,768
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.5% per annum at September 30, 2021. At September 30, 2021, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	8,156	8,876
Capital expenditure line payable to lenders in quarterly installments of 10% per annum through September 30, 2021, and 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.5% per annum at September 30, 2021.	1,101	1,220
Total debt excluding Revolver	30,373	38,863
Less current maturities	30,373	35,864
Long-term debt – Less current maturities	$—	$2,999
As of September 30, 2021 and December 31, 2020, the fair value of the Company’s debt approximates book value based on the variable terms.
The Company’s financial results for the six months ended December 31, 2020 and nine months ended March 31, 2021 resulted in violations of certain of its financial covenants, as defined in the Company’s Credit Agreement. The Company had been actively discussing its results and the Company’s failure to meet its financial covenants with the Administrative Agent and entered into a forbearance agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company was able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt.
On June 14, 2021 the Company entered into the First Amendment to Forbearance Agreement, which among other things, extended the forbearance period from June 15, 2021 to February 28, 2022. On September 21, 2021, the Company entered into the Second Amendment to Forbearance Agreement, which among other things, makes changes to the calculations of financial covenants, contains revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February 28, 2022, and revises the Revolving Credit Aggregate Commitment from $30 million to $27 million.
As of September 30, 2021, the Company was not in compliance with its financial covenants, principally as a result of industry wide conditions, which contributed to adversely affecting our net sales. Failure to be in compliance with the Company’s financial covenants constitutes an event of default. Such a default, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement, totaling $47.5 million, has been classified as current as of September 30, 2021. Through the date hereof, the Company has continued to borrow under the revolving line of credit. There can be no assurance that it will continue to be able to borrow under the revolving line of credit.
In response to this condition, the Company is discussing with the Lenders entering into an amendment and waiver to cure the defaults. There can be no assurance that the Company will be able to enter into an amendment or waiver with the Lenders or if

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. As a result of the default all debt subject to the Credit Agreement is classified as current maturities of long-term debt as of September 30, 2021.
Credit Agreement
On November 8, 2018, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower” and together with the US Borrower, the “Borrowers”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent, and other lenders (collectively, the “Lenders”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Original Credit Agreement entered into on April 29, 2016 (as amended, the “Original Credit Agreement”). The Amended and Restated Credit Agreement is a five year agreement and provided for borrowings up to an aggregate principal amount of $73.0 million. The Amended and Restated Credit Agreement, which is a senior secured credit facility, was comprised of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $26.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, a $12.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower, and a two year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020 to the US Borrower (the “Capital Expenditure Line”). The Amended and Restated Credit Agreement has a maturity date for all borrowings of November 7, 2023.
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
On August 7, 2020, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Amended and Restated Credit Agreement and Loan Documents, as amended. The Eighth Amendment, among other things, amended the definition of Consolidated EBITDA and made changes to the calculations of financial covenants. The Eighth Amendment permitted distributions by US Borrower to the Company to be declared and made only after December 31, 2021 provided certain conditions are satisfied.

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
On June 14, 2021, the Company entered into a First Amendment to Forbearance Agreement with respect to the Amended and Restated Credit Agreement, as amended, among the Borrowers, certain of their subsidiaries, with the Lenders. The First Amendment to the Forbearance Agreement extended the previously agreed to forbearance period from June 15, 2021 to February 28, 2022. During the extended period, the Company could continue to be able to borrow under the Revolver, subject to availability and the satisfaction of certain other conditions. The First Amendment suspended the testing of the Total Leverage Ratio and the Debt Service Ratio during the forbearance period, contained revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February 28, 2022, made changes to the calculations of financial covenants, established certain financial reporting requirements to the Lenders, provided an alternative to the LIBOR rate, and required that the Company engage a financial advisor on or before June 25, 2021. The Company was required to comply with the revised covenants contained in the First Amendment beginning with July 31, 2021.
On September 21, 2021, the Company entered into the Second Amendment to Forbearance Agreement, which among other things, makes changes to the calculations of financial covenants, contains revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February 28, 2022, and revises the Revolving Credit Aggregate Commitment from $30 million to $27 million.
The Credit Agreement, as amended, currently bears interest at the Company’s election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 3.25% per annum in the case of the Base Rate and 2.75% to 4.25% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly, as increased by the Waiver and Fourth Amendment to the Amended and Restated Credit Agreement. As stated above, the Seventh Amendment added a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
The First Amendment to the Forbearance Agreement increased the per annum interest rate from 4.25% to 4.50% for the duration of the Forbearance Period. Furthermore, the First Amendment imposes Payment in Kind (“PIK”) additional interest of 0.5% per annum on all outstanding debt subject to the Credit Agreement, which is payable on February 28, 2022 or earlier in the event of a Forbearance Termination event, as defined.
As of September 30, 2021, $17.3 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.50% percent per annum at September 30, 2021, and is secured by substantially all of the Company’s assets. At September 30, 2021, the maximum additional available borrowings under the Revolver was $7.4 million which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities.
Paycheck Protection Program Note
On April 24, 2020, the Company entered into a Promissory Note (“PPP Note”) for $6.0 million with Citizens Bank, National Association, (“PPP Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. On June 3, 2020, Congress passed the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”) and on June 5, 2020 it was signed into law. The PPP Flexibility Act modified certain provisions of the CARES Act. The PPP Note was unsecured, bore interest at 1.00% per annum, with principal and interest payments deferred until the earlier of (i) the PPP Lender receiving the forgiveness amount from the SBA or (ii) August 12, 2021.
On August 9, 2021, the Company received notification that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan, including accrued interest. The Company recognized a gain on the forgiveness of the principal loan balance in the amount of $6.0 million and $0.1 million for the accrued interest, in the three and nine months ended September, 30, 2021 in other income on the consolidated statement of operations.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
over the term of the related debt (which is immaterially different from the required effective interest method) while those related to revolving debt are amortized using a straight line basis over the term of the related debt.
At September 30, 2021 and December 31, 2020, unamortized debt issuance costs were $0.3 million and $0.4 million, respectively, while amounts paid to or on behalf of lenders presented as unamortized debt discounts were $0.2 million and $0.3 million, respectively.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, and $0.04 million and $0.1 million for the three and nine months ended September 30, 2020, respectively.
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
Minimum Liquidity
The Second Amendment to the Forbearance Agreement eliminated the Minimum Liquidity covenant of the previous Amendment to the Forbearance Agreement as well as of the Amended and Restated Credit Agreement and replaced it with the following:

Date of Determination	Minimum Liquidity
September 30, 2021	$3,000,000
October 31, 2021	$3,000,000
November 30, 2021	$3,000,000
December 31, 2021	$3,000,000
January 31, 2022	$3,000,000
February 28, 2022	$3,000,000
As of September 30, 2021, the Company was in compliance with this covenant.
Minimum Consolidated EBITDA
The Second Amendment to the Forbearance Agreement eliminated the Minimum Consolidated EBITDA covenant of the previous Amendment to the Forbearance Agreement as well as of the Amended and Restated Credit Agreement and replaced it with the following:

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Date of Determination	Measurement Period	Minimum Consolidated EBITDA
September 30, 2021	Trailing 9 months	$2,500,000
October 31, 2021	Trailing 10 months	$3,000,000
November 30, 2021	Trailing 11 months	$3,700,000
December 31, 2021	Trailing 12 months	$4,100,000
January 31, 2022	Trailing 12 months	$4,200,000
February 20, 2022	Trailing 12 months	$4,700,000
As of September 30, 2021, the Company was not in compliance with this covenant.
Future Maturities
Maturities on the Company’s Credit Agreement and other long term debt obligations for the remainder of the current fiscal year and future fiscal years are as follows:

Future Maturities
(dollars in thousands)
2021	$48,020
Total	48,020
Discounts	(211)
Debt issuance costs	(280)
Total debt, net	$47,529

8. Derivative Financial Instruments
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
At September 30, 2021, the fair value of all swaps was in a net liability position of $0.8 million and is included in other long term liabilities in the condensed consolidated balance sheets. The Company paid $0.1 million and $0.4 million in net monthly settlements with respect to the interest rate swaps for the three and nine months ended September 30, 2021, respectively. At September 30, 2020, the fair value of the swaps was a net liability of $1.3 million, which was included in other long term liabilities in the condensed consolidated balance sheet. The Company paid $0.1 million and $1.1 million in net monthly settlements in respect to the interest rate swaps for the three and nine months ended September 30, 2020, respectively. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Restructuring
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
The restructuring activities described above were completed in 2020, the Company has not incurred any restructuring costs in 2021. The Company had $0.4 million and $0.7 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of September 30, 2021 and December 31, 2020, respectively. The Company has secured a sublease of roughly 11% of the facility.
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
10. Stock Incentive Plans
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 31, 2020	726,500	$4.53	7.2	$1,484
Granted	237,475	$4.01	4.3
Exercised	—	$—	0
Forfeited or expired	58,906	$9.08	0	—
Outstanding at September 30, 2021	905,069	$4.21	7.4	$183
Vested and exercisable at September 30, 2021	444,527	$5.11	6.2	$57
————————————
(1)    The aggregate intrinsic value above is obtained by subtracting the exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. There is no intrinsic value if the exercise price exceeds the fair value of the underlying shares. The estimated fair value of the shares is based on the closing price of the stock of $3.30 as of September 30, 2021 and $5.50 as of December 31, 2020.
The Company recorded stock-based compensation expense of $49 thousand and $332 thousand for the three and nine months ended September 30, 2021, respectively, and $33 thousand and $88 thousand for the three and nine months ended September 30, 2020, respectively. Stock compensation expense is included in the condensed consolidated statements of operations, as a component of selling, general, and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of September 30, 2021, there was $641 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 3.9 years.

11. Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.
Income tax (benefit) expense for the three and nine months ended September 30, 2021 was $(0.5) million and $0.2 million, respectively, compared to $0.2 million and $(1.5) million for the three and nine months ended September 30, 2020, respectively.
During the three and nine months ended September 30, 2021, the effective tax rate was 22% and (4)%, respectively. The differences between the effective tax rates and the statutory rate of 21% were primarily due to the impairment of taxable goodwill impairment of the Company’s Canadian business, a valuation allowance in the U.S. and earnings in Mexico and Canada, which both have higher statutory income tax rates than the U.S.

12. Leases
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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. New leased assets obtained in exchange for new operating lease liabilities during the three and nine months ended September 30, 2021 were immaterial. Prior to September 30, 2021, the Company signed a lease extension for one of our buildings in Queretaro, Mexico. This extension led to the Company recognizing an additional ROU asset and related liability of $1.6 million.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following:

	Classification	September 30, 2021
		(dollars in thousands)
Right-of-Use-Assets
Operating	Operating leases	$10,360
Liabilities
Current
Operating	Other accrued liabilities	$1,928
Non-current
Operating	Other liabilities	8,971
Total lease liabilities		$10,899
Lease costs included in the condensed consolidated statements of operations consist of the following:

	Classification	Nine Months Ended September 30, 2021
		(dollars in thousands)
Lease cost	Cost of sales, selling expenses and general and administrative expense	$2,015
Maturity of the Company’s lease liabilities as of September 30, 2021 is as follows:

Lease Liability Maturities
(dollars in thousands)
2021 (remainder)	$764
2022	2,435
2023	1,757
2024	1,672
2025	1,665
Thereafter	5,695
Total lease payments	13,988
Less: interest	3,089
Present value of lease payments	$10,899
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

September 30, 2021
Weighted average remaining lease term (years)	7.1
Weighted average discount rate	6.3%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease costs included in the condensed consolidated statements of cash flows are as follows:

Nine Months Ended September 30, 2021
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,603

13. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100% of an employee’s contribution up to the first 3% of each employee’s total compensation and 50% for the next 2% of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million and $0.3 million for the three and nine months ended September 30, 2021 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020.

14. Related Party Transactions
Effective March 18, 2013, the Company is a party to a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300 thousand and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc (“Taglich”). The Company incurred management fees of $56 thousand for the three months ended March 31, 2021, however, the Forbearance Agreement suspended any further management fee payments until the expiration of the Forbearance Period on February 28, 2022. The Company incurred management fees of $56 thousand and $170 thousand for the three and nine months ended September 30, 2020, respectively. The management agreement had an initial term of five years, expiring on March 18, 2020, and renews automatically annually for additional one year terms. The current term expires on March 18, 2022. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.
On September 21, 2021, the Company issued common stock in an offering exempt from registration under the Securities Act of 1933. Taglich Brothers, Inc. acted as placement agent in this offering and received selling commissions equal to 8% of the gross proceeds, approximately, and expenses of $44 thousand. Taglich Brothers also received warrants to purchase 156,320 shares of common stock, exercisable for five years, at a price per share of $3.12.
Beginning in February 2021, the Company began utilizing the services of Engauge Workforce Solutions LLC (“Engauge”), a manufacturing and distribution staffing agency. Ms. Kim Korth, a member of the Company’s Board of Directors, is also the Managing Director of Engauge. In March 2021, the Company entered into an agreement with Engauge for its services. The agreement is for an initial term of 12 months and will continue on a month-to-month basis after the initial term. The Company may terminate the agreement, without penalty, following the initial term with 60 days written notice. The Company has incurred fees for Engauge’s services through September 30, 2021 of $518 thousand.
15. Fair Value Measurements
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company measures its interest rate swaps at fair value on a recurring basis based primarily on Level 2 inputs using an income model based on disparity between variable and fixed interest rates, the scheduled balance of principal outstanding, yield curves and other information readily available in the market. Please refer to Note 8 for more information on the Company’s interest rate swap.
The Company assess goodwill for impairment on at least an annual basis, and more frequently whenever events or changes in circumstances indicate a potential impairment. The goodwill impairment analysis is based on Level 3 inputs, including forecasted EBITDA margins and future cash flows. Please refer to Note 6 for more information on the Company’s goodwill impairment analysis completed as of September 30, 2021.

16. Earnings Per Share
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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$(1,856)	$996	$(5,434)	$(5,628)
Denominator:
Weighted average shares outstanding, basic	9,970,299	9,779,147	9,843,565	9,779,147
Dilutive effect of stock-based awards	—	48,197	—	—
Weighted average share outstanding, diluted	9,970,299	9,827,344	9,843,565	9,779,147

Basic loss per share	$(0.19)	$0.10	$(0.55)	$(0.58)
Diluted loss per share	$(0.19)	$0.10	$(0.55)	$(0.58)

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months and nine months ended September 30, 2020, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Nine Months Ended September 30,
	2021	2020
Number of options	905,069	698,980
Exercise price of options	$2.36 - $12.58	$2.36 - $12.58
Warrants(1)	156,320
Exercise price of warrants	$3.12
_________________________________
(1) Includes warrants to purchase 156,320 shares of common stock issued to the underwriters of the Company's equity issuance in September 2021 with an exercise price of $3.12 per share of common stock which expired on September 21, 2026.

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
Basis of Presentation
The Company’s operations are classified in one reportable business segment. Although we have expanded the products that we manufacture and sell to include components used in the appliance, medical and consumer/off-road markets, products for these industries are manufactured at facilities that also manufacture or are capable of manufacturing products for the automotive industries. Our manufacturing locations have capabilities to produce diverse products utilizing multiple processes to serve various markets. The manufacturing operations for our transportation, appliance, medical and consumer/off-road products share management and labor forces and use common personnel and strategies for new product development, marketing and the sourcing of raw materials.
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

The Company derives most of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe the Company has a broader array of processes and materials utilized than any of its direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, the Company’s products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. The Company’s products perform similar functions for appliances, medical, and consumer/off-road systems, improving thermal characteristics, reducing noise and prolonging equipment life. We primarily operate within the highly competitive and cyclical automotive parts industry.
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of December 31, 2020 and March 31, 2021, the Company was in violation of its financial covenants, as defined in the Company’s Credit Agreement (Note 7). The Company entered into a forbearance agreement and First and Second Amendments to the forbearance agreement, providing a period through and including February 28, 2022, during which the Company was able to borrow on its revolving line of credit, subject to the terms and conditions to making a revolving credit advance, including availability, and the lenders agreed, subject to the terms of the forbearance agreement, as amended, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. The forbearance agreement, as amended, contains certain financial covenants with which we are required to comply, commencing with the nine-month period ended September 30, 2021, through and including the twelve-month period ending February 28, 2022.
As of September 30, 2021, the Company was in violation of its financial covenants as set forth by the forbearance agreement, as amended. Failure to be in compliance with the Company’s financial covenants constitutes an event of default. Such a default, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement, totaling $47.5 million, has been classified as current as of September 30, 2021. The Company does not have sufficient cash and cash equivalents on hand or available liquidity to repay such debt or meet its obligations as they become due through twelve months from date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, the Company is discussing with its bank lenders entering into an amendment and waiver to cure the covenant defaults. There is not any assurance that the lenders will waive such non compliance or agree to an amendment to the current provisions. Even if the lenders were to agree to waive the failure to comply as of September 30, 2021, there cannot be any assurance that, at any future date at which compliance is measured, we will be able to comply with the covenants contained in the forbearance agreement, as amended, given the industry-wide and other challenges that we face, as described elsewhere herein, or that our lenders would waive a default if that were to occur. Furthermore, there can be no assurance that the Company will be able to enter into an amendment or waiver with the lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. These plans have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
Recent Developments
COVID-19 Pandemic
The Company’s operations continue to be adversely affected by the COVID-19 pandemic. In response to the continued impact that the COVID-19 pandemic is having on the global automotive industry, the Company has taken actions to reduce costs and increase financial flexibility. These actions include actively managing costs, capital expenditures, and working capital. Additionally, in April 2020 the Company received a loan of approximately $6.0 million pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act. The Company applied for forgiveness of the loan in the fourth quarter of 2020. On August 9, 2021, the Company received notification that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan, including accrued interest. The forgiveness of the PPP Loan has been recognized as of the Company’s third quarter ended September 30, 2021.
The adverse impacts of the COVID-19 pandemic led to a significant slowdown in North American vehicle production in the first half of 2020 and beyond, as many automotive companies idled their facilities or reduced production. Increased consumer demand and vehicle production schedules in the second half of 2020 were unexpected in certain areas of the automotive supply chain. This surge in demand, as well as a significant increase in consumer demand for personal electronics led to a worldwide semiconductor supply shortage in early 2021, which has continued through the third quarter of 2021, resulting in decreased demand for our products as automotive OEMs have canceled or reduced planned production. In addition to the uncertainty in our customers’ release schedules, we have experienced longer lead-times, higher costs, and delays in procuring raw materials due to shortages initially because of extreme weather patterns in early 2021 that impacted petroleum refining operations in Texas. The higher costs and delays in procuring raw materials have persisted throughout the remainder of the year. As a result, we are currently experiencing incremental costs relating to these supply chain related disruptions. We are continuing to work closely with our suppliers and customers to attempt to minimize the potential adverse impacts on us and we are monitoring closely supply disruptions and customer vehicle production schedules. The magnitude of the adverse impact on our financial condition, results of operations and cash flows to date have been significant and the effect on future results and operations will depend on the duration and unpredictability of the supply shortages, North American vehicle production schedules and supply chain impacts, as to which we cannot be certain at this time.
The Company continues to monitor the COVID-19 pandemic and related developments and will continue to follow health and safety guidelines issued by various governmental entities in the jurisdictions where we operate in order to protect our employees.
Goodwill Impairment
The Company experienced a sustained decline in market capitalization through the third quarter of 2021 representing a potential indicator of impairment. Furthermore, the Company continues to experience the repercussions from the global semiconductor shortage. The most impactful being the decline in sales to our automotive customers, as North American automotive production volumes continue to decrease. The Company identified these circumstances as indicators of impairment and performed an interim quantitative assessment. The quantitative assessment was performed as of September 30, 2021, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value of the reporting unit as of September 30, 2021. As a result, there was a $5.1 million impairment charge recognized during the three and nine months ended September 30, 2021.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and September 30, 2020
Net Sales

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(dollars in thousands)
Net sales	$29,909	$35,550
Net sales for the quarter ended September 30, 2021 were approximately $29.9 million compared to $35.6 million for the quarter ended September 30, 2020, representing a decrease of 15.9%. This decrease in net sales quarter over quarter is driven by the impact the COVID-19 pandemic has had on the supply chain and on semiconductor supply shortages, which have resulted in canceled or reduced planned production schedules by our customers in the North American automotive market.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers, and depreciation. Cost of sales consists of the following major components:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$15,932	53.3%	$17,794	50.1%
Direct labor and benefits	5,369	18.0%	4,910	13.8%
Manufacturing overhead	4,577	15.3%	3,990	11.2%
Sub-total	25,878	86.5%	26,694	75.1%
Depreciation	751	2.5%	648	1.8%
Cost of Sales	$26,629	89.0%	$27,342	76.9%
Gross Profit	$3,280	11.0%	$8,208	23.1%
Cost of sales as a percentage of net sales for the quarter ended September 30, 2021 increased compared to the quarter ended September 30, 2020. The increase in cost of sales as a percentage of net sales was due to decreased operating leverage as a result of lower net sales and higher overhead costs including utility costs, packaging / supply costs, health insurance, and freight. Material costs rose due to price and freight cost increases from our vendors driven by supply shortages. During the third quarter of 2021, direct labor costs and direct labor as a percentage of net sales were negatively impacted by inefficiencies resulting from customer order release cancellations and reductions due to the previously mentioned sudden supply shortages with short notice, which prevented us from adjusting our staffing levels. Manufacturing overhead was negatively impacted by higher employee related costs, including salaries, employer taxes, and health and welfare benefits.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the three months ended September 30, 2021 was 11.0% compared to 23.1% for the three months ended September 30, 2020. The decrease in gross profit is the result of lower sales combined with the operating inefficiencies as a result of supply chain constraints and the semiconductor chip shortages, and their impact on demand for our products from our customers as well as higher input costs including raw material, freight, and labor costs.
Selling, General and Administrative Expenses

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$5,173	$5,276
Depreciation and amortization	568	1,105
Selling, general, and administrative expenses	$5,741	$6,381
Selling, general, and administrative expenses as a percentage of net sales	19.2%	17.9%
Selling, general, and administrative expenses for the quarter ended September 30, 2021 decreased $0.6 million to $5.7 million compared to $6.4 million for the quarter ended September 30, 2020. The decrease was primarily related to a reduction in amortization expense compared to the third quarter of 2020 due to certain intangible assets becoming fully amortized in the first quarter of 2021, resulting in $0.5 million lower amortization expense in the third quarter of 2021. Additionally, salaries and related taxes and benefits decreased when compared to the third quarter of 2020 as efforts to reduce headcount and increase efficiencies were implemented. These decreases were partially offset by increased legal and professional service fees in the third quarter of 2021 in support of our negotiating and entering into the forbearance agreement and continued negotiations with our lenders in addition to the costs associated with remediating the material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2020.
Operating Income (Loss)
Operating loss for the three months ended September 30, 2021 was $(7.6) million, or 25.3% of net sales, compared to an operating income of $1.8 million, or 5.1% of net sales, for the three months ended September 30, 2020. The operating loss is primarily driven by a non-cash goodwill impairment charge of $5.1 million recorded during the third quarter of 2021, lower sales volumes due to lower demand from our customers as a result of supply chain constraints and the ongoing semiconductor shortages, and the rising input costs as described previously. The goodwill impairment charge is reflective of our current operating environment and market conditions.
Non-Operating Expense / Income
Non-operating income for the three months ended September 30, 2021 was $5.2 million compared to non-operating expense of $0.7 million for the three months ended September 30, 2020. The non-operating income is the result of full forgiveness of the PPP loan together with accrued interest on such loan resulting in a gain on debt extinguishment of $6.1 million in the third quarter of 2021. This was partially offset by higher interest expense due to higher borrowings on our Revolver and higher interest rates as a result of our forbearance agreement, as amended, during the third quarter of 2021 compared to 2020.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, our net income before income taxes decreased $3.5 million to a loss of $(2.4) million for the three months ended September 30, 2021 compared to income of $1.1 million in 2020. This change is the result of the non-cash goodwill impairment charge of $5.1 million and lower gross profit, partially offset by lower selling, general and administrative expenses, and the $6.1 million gain on debt extinguishment related to the forgiveness of our PPP Loan.
Income Tax Provision
During the three months ended September 30, 2021, income tax benefit was $0.5 million, and the effective income tax rate was 22%. The Company had income tax benefit in the 2021 third quarter due to valuation allowance in the U.S. and goodwill impairment tax effects allocated to our Canadian business. The valuation allowance in the U.S. resulted in the non-recognition of tax benefits for net operating losses at our U.S. locations.

Net Income (Loss)
Net Loss for the three months ended September 30, 2021 was $(1.9) million compared to net income of $1.0 million for the three months ended September 30, 2020. The decrease in net income is primarily the result of forgiveness of the PPP loan and accrued interest offset by the decrease in sales compared to the third quarter of 2020 and the goodwill impairment charge of $5.1 million.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and September 30, 2020
Net Sales

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(dollars in thousands)
Net sales	$95,603	$85,186
Net sales for the nine months ended September 30, 2021 were approximately $95.6 million compared to $85.2 million for the nine months ended September 30, 2020, representing an increase of 12.2%. The increase in net sales for the nine months ended September 30, 2021 was primarily caused by the effects of the COVID-19 pandemic on net sales in 2020, which idled our automotive customers’ facilities for the majority of the second quarter of 2020. However, our net sales continue to be less than in comparable periods in recent years prior to the COVID-19 pandemic as a result of decreased demand for our products as automotive OEMs cancelled or reduced planned production due to semiconductor and other supply shortages.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers, and depreciation. Cost of sales consists of the following major components:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$50,065	52.4%	$43,381	50.9%
Direct labor and benefits	15,300	16.0%	13,186	15.5%
Manufacturing overhead	14,326	15.0%	11,075	13.0%
Sub-total	79,691	83.4%	67,642	79.4%
Depreciation	2,154	2.3%	1,904	2.2%
Cost of Sales	$81,845	85.6%	$69,546	81.6%
Gross Profit	$13,758	14.4%	$15,640	18.4%
Cost of sales as a percentage of net sales for the nine months ended September 30, 2021 increased to 85.6% from 81.6% for the nine months ended September 30, 2020. Material costs have been negatively impacted in 2021 due to price increases from our vendors and increased freight costs driven by supply chain constraints. Direct labor costs as a percentage of net sales were negatively impacted by inefficiencies resulting from customer release cancellations and reductions due to the previously described sudden supply shortages. The increase in manufacturing overhead as a percentage of net sales was due to higher overhead costs including utility costs, packaging / supply costs, health insurance, and freight as well as an increase in employee related costs, including salaries, employer taxes, and health and welfare benefit costs.
Gross Profit
Gross profit for the nine months ended September 30, 2021 decreased $1.9 million to $13.8 million compared to $15.6 million for the nine months ended September 30, 2020. The decrease in gross profit is the result of supply chain constraints and semiconductor chip shortages, and their impact on customer releases as well as higher material and labor costs.

Selling, General and Administrative Expenses

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$15,519	$15,301
Depreciation and amortization	2,117	3,307
Selling, general, and administrative expenses	$17,636	$18,608
Selling, general, and administrative expenses as a percentage of net sales	18.4%	21.8%
Selling, general, and administrative expenses for the nine months ended September 30, 2021 decreased $1.0 million to $17.6 million compared to $18.6 million for the nine months ended September 30, 2020. This decrease is primarily related to the completion of amortization of certain customer relationships and of non-patented technology, lower people costs, including salaries, employer taxes and benefits, and favorable accounts receivable reserves all partially offset by increased legal and professional fees in 2021 in support of our forbearance agreement and continued negotiations with our lenders in addition to the costs associated with remediating the material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2020.
Operating Income (Loss)
Operating loss for the nine months ended September 30, 2021 was $(9.0) million, or 9.4% of net sales compared to an operating loss of $(4.2) million, or 4.9% of net sales for the nine months ended September 30, 2020. The increased operating loss in the current year is primarily driven by goodwill impairment charge of $5.1 million, increased input costs and inefficiencies due to changes in planned customer production schedules, offset by the restructuring expenses in 2020 that did not recur in 2021.
Non-Operating Expense / Income
Non-operating income for the nine months ended September 30, 2021 was $3.8 million compared to a non-operating expense of $3.0 million for the nine months ended September 30, 2020. The change in non-operating expense / income is primarily driven by full forgiveness of the PPP loan and accrued interest and reduced mark to market adjustments on our interest rate swap compared to last year. These benefits were partially offset by higher interest expense due to higher borrowings and interest rates on our Revolver during the third quarter of 2021 compared to 2020.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, our loss before income taxes decreased $1.9 million to $(5.2) million for the nine months ended September 30, 2021 compared to a loss of $(7.1) million in 2020.
Income Tax Provision
During the nine months ended September 30, 2021, income tax expense was $0.2 million, and the effective income tax rate was (4)%, compared to an income tax benefit of $1.5 million and an effective income tax rate of 21% during the nine months ended September 30, 2020. The Company had income tax expense in the nine months ended September 30, 2021 due to operating income in our non-U.S. locations, which was offset by goodwill impairment tax effects allocated to our Canadian business. The valuation allowance in the U.S. resulted in the non-recognition of tax benefits for net operating losses at our U.S. locations.
Net Income (Loss)
Net loss for the nine months ended September 30, 2021 was $(5.4) million compared to a net loss of $(5.6) million during the nine months ended September 30, 2020. The decrease in net loss is primarily the result of forgiveness of the PPP loan and accrued interest, and restructuring charges in 2020 that did not recur. These benefits were almost entirely offset by the goodwill impairment charge of $5.1 million recorded in the third quarter of 2021 and increased input costs and inefficiencies due to changes in planned customer production schedules.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of September 30, 2021 and December 31, 2020, we had a cash balance of $1.1 million and $0.8 million, respectively. As of September 30, 2021 and December 31, 2020, we had $7.4 million and $5.7 million, respectively, available to be borrowed under our revolving credit facility. Our ability to borrow, however, under the revolving line of credit is dependent on the Forbearance Agreement which expires in February 2022, including our compliance with its terms. As of September 30, 2021, we were not in compliance with financial covenants in the forbearance agreement. Since that date, the lenders have allowed the Company to continue to borrow under the revolving line of credit. There can be no assurance that they will continue to do so.
Our Debt
On April 24, 2020, due to the significant impact the COVID-19 pandemic was having on our business, our subsidiary, Unique Fabricating NA, Inc., entered into a Promissory Note for approximately $6.0 million (the “PPP Note”), pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the CARES Act passed by Congress and signed into law on March 27, 2020. Prior to entering into the PPP Note, on April 23, 2020, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement and Loan Documents. Refer to Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more discussion of the details related to the PPP Note and Seventh Amendment. The Seventh Amendment, among other things, provided us necessary liquidity by allowing us to take on the additional indebtedness from the PPP Note, deferring the June 30, 2020 principal payments on the US Term Loan, CA Term Loan, and CAPEX Loan, with the deferred principal amounts payable at the existing maturity dates, and by releasing the lien on our Evansville, Indiana property and allowing for the net cash proceeds from its sale, which was completed in June 2020, to be applied against any outstanding balance on our revolving line of credit (“Revolver”), while not permanently reducing the Revolving Credit Aggregate Commitment, as defined.
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
The Company’s financial results for the six months ended December 31, 2020, nine months ended March 31, 2021, and nine months ended September 30, 2021 resulted in violations of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement. The Company entered into a Forbearance Agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company was able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders agreed, subject to the terms of the Forbearance Agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into the forbearance agreement did not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
On September 21, 2021 the Company entered into the Second Amendment to Forbearance Agreement, which among other things, makes changes to the calculations of financial covenants, contains revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February28, 2022, and revises the Revolving Credit Aggregate Commitment from $30 million to $27 million. As of September 30, 2021, the Company was not in compliance with the consolidated EBITDA covenant, principally as a result of industry wide conditions which contributed to adversely affecting our net sales. The Company is discussing with its bank lenders this failure to comply but there is not any assurance that the lenders will waive such non compliance or agree to an amendment to the current provisions. Even if the lenders were to agree to waive the failure to comply as of September 30, 2021, there cannot be any assurance that, at any future date at which compliance is measured, we will be able to comply with these covenants contained in the forbearance agreement, as amended, given the industry-wide and other challenges that we face, as described elsewhere herein, or that our lenders would waive a default if that were to occur.

The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA, as defined in the Second Amendment to the forbearance agreement, a non-GAAP measure, for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
(dollars in thousands)
Net income (loss)	$(5,434)
Plus:
Interest expense	2,305
Income tax expense	216
Depreciation and amortization	4,271
Impairment of goodwill	5,115
Non-cash stock awards	332
Non-recurring expenses (a)	14
Severance costs (b)	155
Gain on extinguishment of debt	(6,072)
Forbearance agreement fees (c)	731
Consolidated EBITDA, as defined	$1,633
_________________________________
(a)    Represents any other non-recurring, non-cash gains during such period, including without limitation, (i) gains from the sale or exchange of assets other than in the ordinary course of business, and (ii) gains from early extinguishment of Indebtedness or Hedging Agreements
(b) Represents costs incurred with respect to employee severance payments made to terminated employees of US Borrower in aggregate amount not to exceed Four Hundred Fifty Thousand and 00/100 Dollars ($450,000) during US Borrower’s 2021 fiscal year and the two-month period ending February 28, 2022
(c)    Represents costs and expenses incurred in connection with the Forbearance Agreement, the First Amendment to Forbearance Agreement, Second Amendment to Forbearance Agreement, and risk mitigation costs in an aggregate amount not to exceed $1,000,000, including the Lenders’ and Agent’s legal fees and the Financial Advisor’s fees
Refer to Note 7, “Long-term Debt,” in Part 1, Item 1, included within this quarterly report on Form 10-Q for the third quarter ended September 30, 2021 for additional information.
Capital Expenditures
In 2021, we plan to spend approximately $4.0 million in capital expenditures, of which $2.4 million was spent through September 30, 2021, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology software and hardware throughout our facilities.
Dividends
The Eighth Amendment permits distributions only after December 31, 2021 as long as the Borrower is in compliance with specified conditions including that; the Borrower's liquidity, as defined, is not less than $5 million after giving effect to the distributions; total leverage ratio is not more than 2.00 to 1.00; post distribution DSCR, as defined, is greater than 1.10 to 1.00, and Borrower is in compliance with financial covenants, before and after giving effect to the distributions. The Forbearance Agreement, as amended, does not permit the payment of dividends and if we are able to enter into a waiver of our existing defaults and amendments to our Amended and Restated Credit Agreement, it is likely that the amendments will restrict or prohibit dividends.

Cash Flow Data
The following table presents cash flow data for the periods presented:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$(3,603)	$(141)
Investing activities	$(2,332)	$(499)
Financing activities	$6,321	$1,622
Operating Activities
Cash provided by operating activities consists of: net income adjusted for non-cash items including depreciation and amortization; gain or loss on sale of assets; inventory reserve; goodwill impairment; loan forgiveness; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary factors affecting cash inflows and outflows are accounts receivable, inventory, prepaid expenses and other assets, and accounts payable and accrued interest.
During the nine months ended September 30, 2021, net cash used by operating activities was $3.6 million, compared to net cash used by operating activities of $0.1 million for the nine months ended September 30, 2020. The increase in cash used by operating activities was primarily attributable to increased inventory levels driven by delays in customers releasing orders.
Investing Activities
Cash provided by or used in investing activities consists principally of purchase and sale of property, plant and equipment.
During the nine months ended September 30, 2021 and September 30, 2020, we made capital expenditures of $2.4 million and $1.4 million, respectively. We plan to spend a total of approximately $4.0 million in capital expenditures during 2021, including the $2.4 million spent through September 30, 2021.
Financing Activities
Cash flows provided by or used in financing activities consists primarily of borrowings and payments under our senior credit facilities, proceeds from the issuance of common stock, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the nine months ended September 30, 2021, we had net cash provided by financing activities of $6.3 million compared to $1.6 million during the nine months ended September 30, 2020. Driving the cash inflows during the nine months ended September 30, 2021 was proceeds from borrowings under the Company’s line of credit and proceeds from the issuance of common stock and warrants.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies that have the most significant impact on our consolidated financial statements are discussed in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-Kfor the year ended December 31, 2020. There have been no material changes to our critical accounting policies or uses of estimates since the date of our Annual Report on Form 10-K.
Goodwill Impairment
The Company assess goodwill for impairment on at least an annual basis, and more frequently whenever events or changes in circumstances indicate a potential impairment. Throughout 2021, the Company’s common stock share price and market capitalization have declined. The Company also continues to experience the repercussions from the global semiconductor shortage, the most impactful being the decline in sales to our automotive customers, as North American automotive production volumes continue to decrease. Further, the Company has experienced increased input costs (labor, material, freight, packaging, etc.) throughout the year. Material costs have continued to rise, as have shipping costs.
The Company identified these circumstances and concluded it was more likely than not the fair value of the Company was impaired, and performed an interim quantitative assessment. The Company performed an interim quantitative assessment as of September 30, 2021, using a combination of the income and market approaches. The analysis required the comparison of the Company’s carrying value with it’s fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. Key assumptions used in the analysis included a discount rate of 14.8%, a terminal growth rate for cash flows of 3%, and EBITDA margins of 10.8% by 2025. The guideline public company method was used to determine the fair value of the reporting unit under the market approach. Key assumptions used in this method included revenue and EBITDA multiples for each guideline company. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of September 30, 2021. As a result, the Company recorded a $5.1 million impairment charge.
Future events and changing market conditions may require a re-evaluation of the assumptions used in the determination of the fair value of the Company. Key assumptions include those used in the expected EBITDA margins and cash flows, as well as other assumptions with respect to those out of the Company’s control, such as discount rates and market multiple comparables.
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
At September 30, 2021, the fair value of all swaps was in a net liability position of $0.8 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act") referred to herein as “Disclosure Controls,” at the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company’s disclosure controls and procedures were not effective as of September 30, 2021 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of September 30, 2021 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company hired a third-party firm to assist with the Company’s remediation efforts, and with their assistance, the Company has completed a gap analysis of its internal control over financial reporting and has been implementing certain new or redesigned controls. The Company has begun the process of assessing if the new or redesigned controls implemented as part of its remediation efforts are operating effectively. Accordingly, while the Company believes it has made significant progress with its remediation activities, we have concluded that as of September 30, 2021, the material weaknesses have not yet been remediated.
Changes in Internal Control over Financial Reporting
Other than the ongoing steps being taken to remediate the material weaknesses described above and under “Item 9A. Controls and Procedures-Internal Control Over Financial Reporting” in the 2020 Form 10-K, there were no changes during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable

Item 1A. Risk Factors
The Company’s cash flows from operations and borrowings under our Amended and Restated Credit agreement, may not be sufficient to cover the Company’s liquidity needs.
Our principal sources of liquidity are cash flows from operations and borrowings under our Amended and Restated Credit Agreement from our senior lenders. As of September 30, 2021 we had $7.4 million, available to be borrowed under our revolving credit facility and approximately $1.1 million cash and cash equivalents. Our ability to borrow, however, under the revolving line of credit is dependent on our compliance with the forbearance agreement, as amended, which currently expires in February 2022. As of September 30, 2021, we were not in compliance with financial covenants in the forbearance agreement. The Company intends to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. Until such time as an amendment is granted, and there is no guarantee that an amendment will be granted, the Company must manage it’s liquidity needs with cash flows from operations and remaining availability, if any, subject to the Amended and Restated Credit Agreement and the Forbearance Agreement. To date, the failure to comply with financial covenants has not resulted in the Company not being able to borrow under the revolving line of credit. There can be no assurance that will continue to be the case or that such sources will be available to us or sufficient to fund our operating and other requirements even if our lenders agree to amend the Amended and Restated Credit agreement or forbearance agreement.
Management has determined there are conditions that raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of December 31, 2020, and March 31, 2021, and September 30, 2021, the Company was in violation of a number of its loan covenants. The Company entered into a forbearance agreement and First and Second Amendments to the forbearance agreement, providing a period through and including February 28, 2022, during which the Company was able to borrow on its revolving line of credit, subject to the terms and conditions to making a revolving credit advance, including availability, and the lenders agreed, subject to the terms of the forbearance agreement, as amended, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. Our forbearance agreement, as amended, contains certain financial covenants with which we are required to comply, commencing with the nine-month period ended September 30, 2021, through and including the twelve-month period ending February 28, 2022.
As of September 30, 2021, the Company was in violation of its financial covenants as set forth by the forbearance agreement, as amended. Failure to be in compliance with the Company’s financial covenants constitutes an event of default. Such a default, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement, totaling $47.5 million, has been classified as current as of September 30, 2021. The Company does not have sufficient cash and cash equivalents on hand or available liquidity to repay such debt or meet its obligations as they become due through twelve months from date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In response to this condition, the Company is discussing with its bank lenders to enter into an amendment and waiver to cure the defaults. There is not any assurance that the lenders will waive such non compliance or agree to an amendment to the current provisions. Even if the lenders were to agree to waive the failure to comply as of September 30, 2021, there cannot be any assurance that, at any future date at which compliance is measured, we will be able to comply with these covenants contained in the forbearance agreement, as amended, given the industry-wide and other challenges that we face, as described elsewhere herein, or that our lenders would waive a default if that were to occur. There can be no assurance that the Company will be able to enter into an amendment or waiver with the lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. These plans have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
The Company’s financial results for the six months ended December 31, 2020, nine months ended March 31, 2021, and nine months ended September 30, 2021 have resulted in violations of certain of its financial covenants, as defined in the Company’s Credit Agreement. Please refer to Note 7 for further discussion of the defaults.

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

UNIQUE FABRICATING, INC.

Date:	November 15, 2021	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)