Form 10-K
period 2021-12-31
Unique Fabricating, Inc.
filed 2022-03-24
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
As of February 22, 2022 the registrant had 11,733,147 shares of common stock outstanding.
As of June 30, 2021 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28.3 million.

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
ii

PART I
Item 1. Business
Overview
Unique Fabricating, Inc. (“Unique,” the “Company,” “we,” “our,” or “us”) is engaged in the engineering and manufacture of multi-material foam, rubber, and plastic components utilized in noise, vibration and harshness, acoustical management, water and air sealing, decorative and other functional applications. The Company has combined a history of organic growth with strategic acquisitions to diversify its products, process capabilities, and the markets we serve.
The Company serves the North America transportation, appliance, medical, and consumer off-road markets. Sales are conducted directly to major transportation, appliance, medical, and consumer/off-road manufacturers, referred to throughout this Annual Report on Form 10-K as original equipment manufacturers (“OEMs”), or indirectly through the Tier 1 suppliers of these OEMs. The Company has its principal executive offices in Auburn Hills, Michigan and has sales, engineering and production facilities in Auburn Hills, Michigan; Concord, Michigan; LaFayette, Georgia; Louisville, Kentucky; Monterrey, Mexico; Querétaro, Mexico; and London, Ontario.
The Company derives most of its revenue from sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe the Company has a broader array of processes and materials utilized than many of its direct competitors, based on our product offerings. By sealing out air, noise, and water intrusion, and by providing sound absorption and blocking, as well as vibration reduction, our products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Our products perform similar functions for appliances, water heaters, and heating, ventilation, and air conditioning systems (“HVAC”), improving thermal characteristics, reducing noise, and prolonging equipment life.
Our principal executive offices are located at 800 Standard Parkway, Auburn Hills, Michigan, 48326. UFI Acquisition, Inc, a Delaware Corporation, was formed in January 2013 to acquire 100% of the outstanding equity of Unique Fabricating, Inc., and its wholly-owned subsidiaries, Unique Fabricating South, Inc. and Unique Fabricating de Mexico, S.A. de C.V. (collectively, such subsidiaries and other subsidiaries are referenced in this Annual Report on Form 10-K, as the “Company” or “Unique”). In September 2014, UFI Acquisition, Inc. changed its name to Unique Fabricating, Inc. which is now the parent company of the group. As a result of the name change, the subsidiary previously named Unique Fabricating, Inc. became Unique Fabricating NA, Inc.
Our Markets
Automotive Industry Analysis and Industry Trends
North America is our core market. We manufacture multi-material foam, rubber, plastic components, and tape adhesive related products utilized in noise, vibration and harshness management, acoustical management, water and air sealing, decorative and other functional applications.
Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors, such as credit availability, interest rates, fuel prices, consumer confidence, employment, and other trends including more recently raw material, component, and labor availability. Although automotive OEM demand is tied to actual vehicle production, participants in the automotive parts industry can also grow through increasing product content per vehicle by increasing business with current customers and in existing markets, gaining new customers, and increasing share in adjacent markets. We believe that we are well-positioned to take advantage of these opportunities with our strong North American geographical presence and advanced technology, engineering, manufacturing and customer support capabilities.
Based upon industry sources, North American light vehicle production is expected to recover in 2022 from the COVID-19 impacted low levels in 2021 and 2020, with one third party forecast projecting a 17% growth in vehicle production in 2022 from 2021 production levels, which have been impacted by supply chain issues, including the chip shortage, labor, logistics, and weather related challenges. We also expect higher industry production volumes in 2023 and 2024, based on third-party forecasts, with relatively flat production thereafter.

	North American Light Vehicle Production Units
	2021		2022		2023		2024		2025		2026		2027
	(production units in thousands, except percentages)
North America	12,940	(1)%	15,167	17%	17,145	13%	17,857	4%	17,717	(1)%	17,190	(3)%	17,252	—%
(Source: IHS Market Automotive) (December 2021)

In addition to the overall industry growth from the depressed levels of 2020 and 2021, we believe there are a variety of trends that continue to influence the future of the North American automotive market. We believe that we are well-positioned to benefit from trends driven by market forces such as:
▪Fuel efficiency/vehicle light-weighting:  Government mandates on fuel efficiency and emission reductions will continue to force the automotive industry to focus on improving the fuel economy of vehicles. This is one of the factors driving the trend of replacing heavier materials used in the past in vehicle production with lighter weight components, such as plastics and foams.
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
▪Rapid pace of new vehicle launches:  In order to meet consumers’ increasing demand for new products, the automotive market will see a significant number of new launches from vehicle manufacturers over the next few years. Each launch creates new product opportunities for us with the OEMs because of the need for noise, vibration, and harshness (collectively “NVH”) and buzz, squeak, rattle (collectively “BSR”) solutions as they discover unplanned noise issues at the production launch for a new vehicle program. In many of these situations, we develop and begin supplying a solution within days, a level of responsiveness that avoids competitive requests for quotations and produces premium value for our customers.
▪Localization of production:  Due to freight costs, currency fluctuations, logistic issues and protection of supply, many foreign vehicle manufacturers have increased their North American production volumes and are increasing local sourcing of vehicle components. This trend has been accelerated with the impacts of the various supply chain disruptions seen over the last year. We believe that the geographic location of our production facilities, which are in close proximity to most North American vehicle assembly locations, provides us competitive advantage.
We believe these market trends create opportunities for us to achieve market share gains from increased content per vehicle, new solution-oriented products, geographic shifts in vehicle and component production, and evolving customer sourcing strategies. We continue to develop solutions focused on addressing these trends with solutions that enable our customers to produce distinctive market-leading products.
As an example of our innovative technical capabilities, we utilized our thermoforming process to develop and produce a line of lightweight flexible air duct systems for a leading automotive OEM, providing an 80% weight reduction and enhanced functionality. This air duct system has developed into our patented TwinShape® line of proprietary foam air ducts. We have also leveraged our knowledge in reaction injection molding (“RIM”) to offer NVH and sealing products that meet or exceed stringent flammability requirements for all of the markets we serve.
Appliance Market
We are a leading provider of fabricated, non-metallic components to a diverse group of OEMs and tiered suppliers in the appliance, HVAC, and water heater industries. These sales represented approximately 10% of our net sales for the year ended December 31, 2021. These components are primarily manufactured from foam, adhesives, fiberglass, rubber and board-back material. We have extensive materials, engineering and fabrication expertise and deliver custom-designed, innovative solutions for our customers. Our component solutions primarily consist of products used in gasketing, heat deflection, packaging, insulation, water seals, noise reduction and vibration control. Demand for these products is largely driven by the replacement of older units and the broader health of the housing sector. According to the U.S. Census Bureau, the seasonally adjusted annual rate for new housing starts in December 2021 was at 1.7 million, a 2.5% increase from the seasonally adjusted annual rate in December 2020. Existing home sales fell to a seasonally adjusted annual rate of 6.18 million in December 2021, down 4.6% from December 2020, primarily due to low inventory.
The United States major household appliance industry, which includes water heaters, is forecasted to grow in 2022 as new and existing home sales and home improvement spending, both of which have a direct impact on appliance industry sales, continue to show positive outlooks. Recent estimates for projected 2022 appliance industry growth are 2.8%, compared to estimated growth rates of 1 - 2.5% for 2021. The Covid-19 pandemic increased the amount of time individuals spend in their households as well as the number of individuals working from home. This “home nesting” behavior is expected to continue to drive consumer spending for home improvements as indicated by the Leading Indicator for Remodeling Activity (“LIRA”), which is projected to increase 13 - 17% from the end of 2021 to 2022.
Medical Market
We are utilizing our North American based manufacturing to provide our existing and targeted customers faster delivery, increased reliability, and exceptional quality. The medical foam market is large, expanding, and diverse. Currently, the medical market comprises a small portion of our annual net sales. We are targeting specific segments within the medical market for organic growth. We believe utilizing our design and manufacturing expertise combined with our extensive knowledge of and access to specialized materials and adhesives we can create value for our customers by providing innovative solutions. Our ability to leverage our buying power from the other markets we serve helps us to generate cost competitive solutions for the medical market. The applications for our products are numerous and include personal protection equipment, Class I medical devices, orthopedic devices, patient positioning devices, and custom packaging solutions.
Consumer/Off-Road Market
With regard to the consumer/off-road market, we primarily target power sports, marine, agricultural, and construction equipment manufacturers to address sealing, thermal management, weight reduction, and overall passenger comfort. Industry participants are making large investments in research and development activities to enhance vehicle performance through innovative solutions. There is a need to reduce noise and weight as they introduce electric drivetrains. As a lead supplier in the automotive market, we are utilizing a diverse mix of common product solutions, material, and capacity for a vast array of applications in this growing market while providing cost saving opportunities to our customers.
Our Objectives
Our goals are to provide exceptional quality, reliable on-time delivery, competitive cost, and technical innovation with rapid engineering support. Our objective is to be the preferred full-service solution provider for our customers, while being a great place for our team members to work. We seek to execute a business model that generates sufficient sustainable free cash flow to provide flexibility for capital allocation. We also strive to achieve growth at above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contributes to leading positions in cost and quality. In addition, we plan to continue to access and grow adjacent markets while selectively pursuing opportunistic acquisitions that provide additional products and processes as well as entrance into new growth markets.
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
Our Strengths
We employ our extensive knowledge of raw materials and adhesives, our engineering and our rapid response capabilities to deliver technical innovations, exceptional quality, reliable on-time delivery, and competitive costs to our customers. We believe the key to our core competitive strengths are as follows:
Strong Technical Expertise.  We have significant expertise and knowledge in materials, adhesives, and manufacturing processes. Our understanding of customers’ design and performance needs, and how our products interface with their applications allow us to engineer effective product solutions. We believe that our engineering talent, test facilities and rapid prototyping capabilities distinguish us from our competitors and enable us to rapidly innovate and develop products that resolve customers’ problems, often within 24 to 48 hours. By understanding our customers’ products and processes, we can conceptualize a design concept that allows us to capitalize on the optimum combination of materials to solve a given problem when we are confronted with a customer engineering challenge. We can create our own prototype tools in-house so that we go directly from concept to hardware and quickly present tangible product solutions for our customers to evaluate. Our ability to rapidly address customer challenges and provide prototype parts that include the use of new materials, products or processes is one of our key competitive strengths.
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

Depth of Customer Relationships.  We have developed long-term relationships in the automotive and appliance industries with a customer base that we target deliberately. Each of our customers has substantial requirements for NVH management, water and air sealing, functional and decorative components. Due to our technical expertise, material and adhesive knowledge, and rapid responsiveness, we have a position with many of our key customers as a preferred supplier for our core products within the North American automotive and appliance markets. Our sales and engineering teams have developed deep relationships with the technical teams of our key customers. The customers’ engineers leverage our materials knowledge and utilize us as a resource to help them solve problems and/or pursue product enhancements. This enables us to become involved early in the design/development stage of new vehicles or appliances, leading to opportunities for us to introduce new products. In certain situations, we can influence the customer design specifications from which new business is awarded.
Key Relationships with Suppliers.  We have long relationships with an extensive and comprehensive supply base for our raw materials and adhesives. We track new developments in materials and pursue exclusive relationships with those suppliers that develop innovative materials and adhesives. Some of our key suppliers partner with us to introduce their new products and technology to the marketplace and obtain the necessary customer approvals. This can lead to us being first-to-market with certain products or materials. We constantly collaborate with our suppliers to develop new materials and adhesive combinations that exhibit a cost, quality and/or performance enhancement for our customers.
Proximity to Key Customers.  Our manufacturing facilities are strategically located to serve the North American transportation and appliance markets. Our primary manufacturing facilities are in the Midwestern and Southeastern regions of the United States, in North and Central Mexico, and Canada. We believe that our manufacturing facilities are within approximately 500 miles of over 80% of North American vehicle production and close to major appliance manufacturing locations. Our products can consume a significant amount of space relative to their weight, which can result in transportation costs being a significant portion of the delivered cost of products. We believe the geographic location of our manufacturing facilities creates a competitive advantage.
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
We attempt to align our internal human resources and technical capabilities to take advantage of industry mega trends, such as light weighting, telematics, and reduced energy consumption, which will contribute to profitable revenue growth opportunities from our existing operations. Our growth plans include initiatives to develop new products and processes, and to expand the medical and consumer/off-road markets to provide organic growth opportunities. We believe that significant opportunities exist to continue to grow our business and increase profitability by focusing on the following:
Further Penetrate Existing Markets with Existing Products and Processes.  We believe we are positioned to gain share and grow in existing markets with our current products, processes, and manufacturing facilities by capitalizing on the increasing demand for NVH management content and our capabilities, including exclusive proprietary materials. As OEMs change materials to reduce weight, vehicles are utilizing more rubber and plastic components like those designed and supplied by Unique. In addition, the increasing use of telematics is driving a need for quieter interiors in vehicles at all levels resulting in an increase in the amount of acoustical insulation per vehicle. We intend to capitalize on our ability to service customers in different geographical locations through our manufacturing facilities in the Midwestern and Southeastern regions of the United States, North and Central Mexico, and Canada.
Develop New Products and Processes for Existing Markets.  We have earned the reputation as a problem solver to our current customers. As a result, we are in the position to develop complementary products and processes that can be sold to the same purchasing and engineering groups with whom we already do business. By adding products and processes to our portfolio that broaden our scope within these groups we offer one stop shopping by allowing them to reduce their supply base and complexity and increasing our sales opportunities. We work closely with raw material and adhesive suppliers to develop innovative solutions that offer cost and performance improvement. We are focused on finding new applications for molded products utilizing thermoforming or compression, reaction injection, and fusion molding. These activities frequently lead to the development of new or novel products not yet in common use. When this occurs, we actively explore the patentability of the product. Protection of our intellectual property is a conscious part of our strategy of using technology and innovation as a competitive advantage. An example of this is our patent for the lightweight TwinShape® foam air duct technology.
Expand into New Markets with Existing Products and Processes.  While the specific products may vary, we have identified opportunities to sell products fabricated using our manufacturing processes in the medical, industrial, heavy truck, and consumer/off-road markets that we currently serve on a limited basis. We have demonstrated to customers in these markets the ability to develop cost effective products utilizing various materials. We are currently developing new products for the appliance and consumer/off-road markets utilizing our various molding technologies. Raw material and adhesive suppliers rely on us to provide marketplace insight into new or emerging customer challenges. We believe we have the capability to combine new materials with new processes to create cost effective products in new markets.
Products
Our primary products, which are identified by manufacturing process, are traditional die cut products, precision die cut products, thermoformed products, fusion molded products, and reaction injection molding (RIM) products. Our production capabilities enable us to work with a wide variety of raw materials and dimensions to develop the optimum solution for a given application.
Die Cut Products
Our core process, within all the markets we serve, is die cutting of non-metallic materials and components. Die cutting is a process of using a steel knife (called rule) in a die to cut out a shape of a part from a desired material. We also utilize alternative methods to cut material for parts including CNC-programmed, die-less cutters and laser cutters. Precision Die Cutting is also a core process, where we use a rotary machine to die cut intricate shapes for parts on rolls or sheets. Our technical expertise in die cutting, broad customer base, strategic manufacturing footprint, diverse material selection, and strong quality and delivery performance make us a preferred supplier to many customers. We believe that we can leverage our market position in die cutting by offering more highly engineered, higher value products and processes such as thermoforming, fusion molding, and RIM molded polyurethane.
Our die cut products include NVH pads for lining internal panels, BSR felts and flocks, foam blocks for gap closer and support, gaskets, seals, insulation, and attachment tapes. In addition, die cutting can be a first production step for our other processes, such as fusion molding and thermoforming.
Thermoformed Molded Products
Our product offerings include thermoformed molded products, which utilize heat, pressure, and metal tooling to mold the raw materials into the designed product. We have leveraged our die cut product market position to gain traction with customers who want a single-source solution for other related products. Thermoformed products generally have a higher engineering content, which we believe provides an opportunity for margin expansion. These products also differentiate us from many of our competitors, which we believe makes us a more desirable supplier to our customers.
Our thermoformed products include TwinShape® foam air ducts, door water shields, HVAC evaporator liners, console bin mats, fender insulators, and molded seat undercovers. We believe there is significant room to grow within each of our thermoformed molded product areas.
Fusion Molded Products
Fusion molding is a foam molding process used to manufacture precise three-dimensional components that are lightweight and provide excellent thermal and acoustic performance. Our fusion molded products are manufactured by “fusing” multiple foam details together in machined tools, which yields lightweight closed-cell parts which can also incorporate a variety of common plastic or metal components like clips and fasteners during the production process. Our fusion molded products are primarily used for NVH management and body sealing applications.
Our fusion molded products include exterior mirror seals, cowl-to-hood seals, cowl-to-fender seals, and other NVH management and sealing applications, such as fillers, spacers, and gaskets. Fusion molded products have also been developed for medical packaging applications by molding United States Food and Drug Administration (“FDA”) approved foam.
In Europe, the market for fusion molded products is developed. BMW, Mercedes and VW have integrated the technology in their vehicles for several years. The North American market for fusion molding is growing rapidly as European OEMs source more fusion molded products in their North American vehicles and the technology has gained traction with domestic OEMs including Stellantis, General Motors, and Ford. In addition, since there are a very limited number of North American suppliers with the engineering and manufacturing capabilities to produce fusion molded components, we believe we are well positioned to capitalize on the anticipated growth in the North American market.
Reaction Injection Molded Products
Our RIM products offer the benefit of a three-dimensional part with superior temperature insulation, water sealing, and NVH performance. RIM is the process of blending isocyanate, polyol, and other additives with specialized metering equipment into engineered molds to make polyurethane foams and elastomers. We offer multiple formulations to generate material properties to meet our customers’ performance requirements. We can produce rigid foam, integral-skin, viscoelastic, energy absorbing, and high resilience products. RIM products are capable of meeting the V-0 flammability rating and can be produced with a “Class A” finish.

Our RIM products can be utilized within all of the markets we serve and include under hood engine covers, compressor covers, NVH muckets, comfort padding, toilet rings, body positioners, and many seating applications.
Significant Customers
The Company’s customers are principally engaged in the North American transportation industry (approximately 89% of our net sales for the year ended December 31, 2021), and in the manufacture of durable residential housing and commercial appliance products (approximately 10% of our net sales for the year ended December 31, 2021). In the transportation market, the Company’s sales are primarily to Tier 1 suppliers to transportation OEMs. Net sales to automotive OEMs for the year ended December 31, 2021, as a percentage of total net sales were as follows: General Motors Company 7%, Stellantis 7%, and Ford Motor Company 4%. No single customer accounted for more than 10% of our net direct sales for the years ended December 31, 2021 and December 31, 2020, respectively. Please refer to Note 2 of our notes to the consolidated financial statements, included in Item II Part 8 of this Annual Report, for further disclosure on net sales made directly to vehicle OEMs in 2021 and 2020 as well as net sales for our foreign operations located in Mexico and Canada for 2021 and 2020.
Competitive Environment
We believe that our customers base their sourcing decisions on the responsiveness of a supplier and its ability to deliver innovative solutions, quality products, and competitive pricing. We strive to develop mutually beneficial relationships with our customers through technical support and consistent/predictable performance. We have attempted to differentiate ourself through our extensive knowledge of materials, rapid responsiveness, and diverse manufacturing capabilities in the United States, Mexico, and Canada.
There is not a dominant supplier within our core transportation and appliance markets. There are moderate barriers to entry for some of our markets with certain processes, such as RIM and fusion molding, including the complexities of managing the scale of production and the complex supply chain necessary to obtain customer acceptance.
Environmental Matters
Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health. Our operations and facilities have been, and in the future may become, the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and, in some cases, the payment of penalties.
We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. Our facilities have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Human Capital
As of December 31, 2021, we had 915 full-time and 58 contract workers, 54% work in the United States, 42% work in Mexico, and 4% work in Canada. In the Auburn Hills, Michigan facility, 64 hourly workers are represented by a labor union and are covered by a collective bargaining agreement, which is effective through August 2022. In the Louisville, Kentucky facility, 45 hourly workers are represented by a labor union and are covered by a collective bargaining agreement, which is effective through February 2023. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.
Company's Website
We use our Investor Relations website, ir.uniquefab.com, as a channel for routine distribution of important information, including news releases, presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements, and any amendments to those reports or statements. Also available on our Investor Relations website are our Code of Ethics and the charters for the standing committees of our Board of Directors. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors
You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks that are highlighted below are not the only ones that we face. Some of our risks relate principally to our business and the industry in which we operate, while others relate to the securities markets in general and ownership of our common stock. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Risks Related to Going Concern
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, as a result of violations by us of financial covenants in our senior secured credit facility which, to date, have not been amended or waived. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
As of December 31, 2020, and March 31, 2021, the Company was in violation of a number of its loan covenants. Absent amendment of such covenants and waiver of the violations, failure to be in compliance with the Company’s financial covenants constitute a default when reported. Such a default, if not waived by our lenders, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time. If the maturity of the debt were accelerated, the Company would not have sufficient available liquidity to repay such debt within one year after the date that the financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
The Company has been actively discussing its results and the Company’s failure to meet its financial covenants with the Administrative Agent and has entered into a forbearance agreement and amendments to this forbearance agreement, providing a period commencing on April 9, 2021 and currently through May 30, 2022, during which the Company will be able to borrow on its revolving line of credit, subject to the terms and conditions to making a revolving credit advance, including availability based on our accounts receivable and inventory, and the Lenders have agreed, subject to the terms of the forbearance agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. However, entering into a forbearance agreement has not and will not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company has used the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. There can be no assurance that the Company will be able to enter into an amendment or waiver with the Lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. Without an amendment and waiver that cures the default, substantial doubt about the Company’s ability to continue as a going concern remains.
Risks Related to the Coronavirus
The coronavirus (COVID-19) pandemic has and will continue to materially and adversely affect our business, financial condition, and results of operations.
Outbreaks of COVID-19, other contagious diseases or other adverse public health developments have had and could continue to have a material adverse effect on our business, financial condition, and results of operations. In 2020 and 2021, COVID-19 outbreaks significantly impacted economic activity and markets worldwide, and it could continue to negatively affect our business in a number of ways. These effects include, but are not limited to:
▪Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders, or other limitations.
▪Net sales to automotive customers, most of whom have decreased output as a result of the COVID-19 pandemic driven supply chain shortages, were approximately 89% of the Company’s net sales during the fiscal year ended December 31, 2021.
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
▪The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks, and other business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.
▪The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both the Company and our customers and suppliers.

The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats materially and adversely impacts our business, financial condition, and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.
Risks Related to Our Debt
We have substantial debt and we have failed to comply with certain of the covenants in our secured credit agreement, which allows our lenders to take action that, if taken, would likely cause our stockholders to lose their entire investment in us.
As of December 31, 2021, we had approximately $48.4 million of debt outstanding under our senior secured credit facility. Substantially all our assets are pledged to the lenders to secure this outstanding debt. As a result of our failure to comply with financial and other covenants contained in the senior secured credit facility, the lenders have declared an event of default, although they have not accelerated the amounts outstanding or sought to foreclose on the collateral securing such indebtedness. We have entered into a forbearance agreement and amendments during which our Lenders have agreed, among other things, during the period commencing on April 9, 2021 through and including May 30, 2022 to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of collateral securing the debt. There can be no assurance that the Company, during the forbearance period, will be able to enter into an amendment or waiver curing the defaults. If the Company does not obtain an amendment or waiver of the defaults or if the lenders take the position that the Company has not complied with the terms of the forbearance agreement, there can be no assurance that the lenders will not take action to collect payment of our debt or dispose of collateral securing the debt. In such event, we could be forced to file for bankruptcy protection and stockholders would likely lose their entire investment in us.
The agreement governing our senior secured credit facility contains financial covenants and other covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. Our inability to comply with these covenants would materially and adversely affect our business, results of operations, and liquidity.
As of December 31, 2020, and March 31, 2021, the Company was in violation of a number of its loan covenants. The Company has requested amendments to these covenants, but its lenders have not agreed to such amendments. Our ability to comply with the covenants in the senior secured credit facility agreement, even if they are amended, may be affected by economic or business conditions beyond our control. If we are not able to comply with covenants when required and we are unable to obtain necessary waivers or amendments from the lenders, we would be precluded from borrowing under the credit facility. If we are unable to borrow under the credit facility, we will need to meet our liquidity requirements using other sources. Based on our recent results, we cannot be assured that alternative sources of liquidity will be available, including cash generated by operations. In addition, if we do not comply with the financial or other covenants in the credit facility when required, the lenders could declare an event of default under the credit facility, and our indebtedness thereunder could be declared immediately due and payable. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition, and liquidity.
In addition, the senior secured credit facility contains covenants that, among other things, restrict our ability to:
▪incur liens;
▪incur or assume additional debt or guarantees;
▪pay dividends, or make redemptions and repurchases, with respect to capital stock;
▪make loans and investments;
▪make capital expenditures;
▪engage in mergers, acquisitions, asset sales, sale/leaseback transactions, and transactions with affiliates; and
▪change the business conducted by us or our subsidiaries.
The operating and financial restrictions and covenants in this debt agreement and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.
Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. The level of our indebtedness could have other important consequences to you as a stockholder. For example, it could:
▪make it more difficult for us to satisfy our obligations with respect to our indebtedness;
▪make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation;
▪require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, pay dividends and other general corporate purposes;
▪limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
▪place us at a competitive disadvantage compared to our competitors that have less debt; and
▪limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or other purposes.
Any of the above listed factors could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Our Internal Controls and Accounting
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and our ability to comply with the requirements of our senior secured credit facility or other financing agreements and adversely impact the trading price of our securities.
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
In connection with the preparation of our 2020 financial statements, we identified material weaknesses, primarily related to ineffective controls over the financial close process. Throughout 2021, the Company remediated the material weaknesses by focusing resources on refining and implementing controls around the financial reporting process. If we are unable to successfully maintain adequate financial reporting controls, and if we are unable to produce accurate and timely financial statements, our financial statements and other disclosures could contain material misstatements or omissions that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our shares to decline or otherwise materially adversely affect our financial results or condition.
Our goodwill has been subject to impairment and may continue to be subject to impairment in the future.
The Company had $17.0 million of goodwill on our balance sheet as of December 31, 2021. Under U.S. GAAP, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions, or a slow economic recovery, adverse changes in the market share of our products, or other factors which could result in reductions in our sales or profitability over an extended period. We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, and we may experience such charges in the future, particularly if our business performance declines or expected growth is not realized. For the fiscal year ended December 31, 2021, we incurred $5.1 million of goodwill impairment charges. Please refer to Note 7 for more information regarding the 2021 goodwill impairment charge. It is possible that material changes in our business, market conditions, or assumptions about our market share or position could occur over time. Any future impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations as well as the trading price of our securities.

Risks Related to Our Customers
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
Our three largest direct customers, in the aggregate, accounted for approximately 22% of our direct net sales for the year ended December 31, 2021. Predominantly, we enter into purchase order commitments with our customers, based on their current or projected needs. We have in the past lost, and may in the future, lose customers due to the highly competitive conditions in the industries we serve. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us or to stop doing business with us altogether could have a material adverse effect on our business, financial condition, and results of operations.
Our business may not realize sales represented by awarded business.
Our business estimates awarded business using assumptions, including projected future sales volumes. Our automotive OEM customers generally do not guarantee sales volumes. In addition, awarded business may include business under arrangements that OEM customers may terminate without penalty. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not guaranteed. If actual production orders from our customers are not consistent with the projections used in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the projected estimate. We also may not be able to recover the costs, particularly for labor, incurred for awarded business which has been terminated. This has been an increasing issue as a result of supply chain and other uncertainties affecting automotive OEMs.
Unforeseen economic or political developments or the exacerbation of existing circumstances could have material adverse impacts on demand for our products, which in turn would adversely affect our business, financial condition, and results of operations.
Demand for our products is sensitive to economic developments and political or other circumstances affecting such developments, for example the conflict in Ukraine. These include without limitation, the availability of inputs for semi-conductor manufacturing, inflationary pressures, consumer spending, new housing starts, and general economic conditions. The status of theses situations periodically have had, and could in the future have, an adverse effect on our economy and directly or indirectly on demand for our products, and have also resulted in, and could in the future result in, the inability of our customers to meet their contractual terms or forecasted production volumes, which would in turn have a material adverse effect on our business, financial condition, and results of operations.
Our business is cyclical in nature and downturns in the automotive industry could reduce the sales and profitability of our business.
The demand for our products is largely dependent on the North American production of automobiles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive market, our net sales, and therefore, results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in vehicle production would adversely impact our results of operations and financial condition. The forecast for North American vehicle production in 2022 and 2023 includes an increase over the low levels in 2021. However, after 2024 the forecasts calls for little to no growth. We cannot provide any assurance as to the level of growth in our markets. If the market suffers an extended downturn, it could materially affect our business, financial condition and results of operations.
Risks Related to Our Suppliers and Manufacturing
We rely on raw materials suppliers in our business and significant shortages, supplier capacity constraints or supplier production disruptions could adversely affect our financial condition and operating results.
Our reliance on suppliers to secure raw materials exposes us to volatility in the prices and availability of our raw materials and components. A disruption in deliveries from suppliers could have a material adverse effect on our ability to meet our commitments to customers or could increase our operating costs. Moreover, the cost of raw materials used in the production of our products represents a significant portion of our direct manufacturing costs. The number of customers to which we are not able to pass on such price increases may increase in the future. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our cash flows, competitive position, financial condition, or results of operations. If we are not able to buy raw materials at fixed prices or pass on price increases to our customers, we may lose orders or enter into orders with less favorable terms, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We conduct some of our manufacturing in Mexico and Canada, therefore, are subject to risks associated with doing business outside the United States, including the possible effects of currency exchange rate fluctuations.
We have two manufacturing facilities in Mexico and one in Canada. There are several risks associated with doing business in Mexico and Canada, including exposure to local economic and political conditions, export and import restrictions, tariffs, and the potential for shortages of trained labor. Our sales are primarily denominated in U.S. dollars. Because a portion of our manufacturing costs are incurred in Mexican pesos and Canadian dollars, fluctuations in the U.S. dollar/Mexican peso and U.S dollar/Canadian dollar exchange rates may have a material effect on our profitability, cash flows, financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso or Canadian dollar will adversely affect the cost of our Mexican and Canadian operations when remeasured into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso or Canadian dollar will decrease the cost of our Mexican and Canadian operations when remeasured into U.S. dollars. These risks may materially adversely impact our business, results of operations, and financial condition.
We may experience margin compression from changing sales and raw material prices.
We generally commit to end-product pricing for a specified quantity of product for the duration of a vehicle’s production, generally five to seven years. In the past, we successfully mitigated price volatility through supplier management and alternative material substitution strategies. Typically, our products are refreshed during a vehicle’s production life creating opportunities to modify pricing if material costs have risen. However, there can be no assurance that we will be able to implement or sustain such strategies in the future or modify pricing to pass potential increases in material costs to customers. Our inability to do so could materially adversely affect our business, financial condition, and results of operations.
We may experience increased costs and other disruptions to our business associated with labor unions.
As of December 31, 2021, we had 915 full-time and 58 contract workers. A collective bargaining agreement covering hourly workers at our Auburn Hills, Michigan facility currently expires in August 2022. The Louisville collective bargaining agreement currently expires in February 2023. Many of our customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by us, customers or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. Any work stoppage or other labor disruption involving our employees, employees of our customers, or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.
Our results of operations may be negatively impacted by product liability lawsuits and claims.
Our automotive products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities, or that our insurance providers will remain financially viable. One or more successful claims against us could materially adversely affect our reputation and our business, financial condition, results of operations, and cash flows.
We would be adversely affected by the loss of key personnel.
Our success is dependent upon the continued services of our senior management team and other key employees. Although certain key members of our senior management have employment agreements for their continued services, there is no guaranty that each such person will choose to remain with us. The loss of any key employees (including such members of our senior management team) could materially adversely affect our business, results of operations, and financial condition.
In addition, our success depends in part on our ability to attract, hire, train, and retain qualified managerial, engineering, sales, and marketing personnel. The forbearance agreement into which we entered with our lenders prohibits, during the forbearance period ending on May 30, 2022, our making any payments out of the ordinary course of business, including salary or compensation or distributions for the benefit of any member, owner or director other than normal and customary employment salaries, which do not exceed sums paid for similar positions in the Company’s marketplace. These restrictions, together with our financial condition and any new restrictions our lenders may impose, could impair our ability to attract, hire, and retain qualified personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. The loss of any member of our senior management team or other key employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduced net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, internal control over financial reporting, or cash flows could be adversely affected.
Any failure to maintain the security of the information systems used in our business, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers and vendors, could cause us to incur substantial additional costs and to become subject to litigation, and could negatively affect our operating results and financial condition.
The Company depends on information systems and technology, some of which are managed or provided by third-parties, for many activities important to our business. However, security measures cannot provide absolute assurance or guarantee that we will be successful in preventing, detecting, or responding to every such breach or disruption and/or preventing the misuse of confidential information of our business, customers, team members, or vendors. Similar risks exist with respect to the third-party vendors on which we rely for aspects of our information technology support services and administrative functions, even if the attack or breach does not directly impact our systems or information.
Regulatory Risks
Our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material adverse effect on our business, financial condition, and results of operations.
We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating: air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our employees. We are also required to obtain permits from governmental authorities for some of our operations. We cannot assure you that we are, or have been, in complete compliance with such environmental and safety laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material and adverse effect on us. The environmental laws to which we are subject have become more stringent over time, and we could incur material expenses in the future to comply with environmental laws. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third party sites to which we sent waste containing hazardous substances. The amount of such liability could be material.
Some of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the costs of cleanup and for any other claim by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise even if we had complied with environmental laws governing the handling of hazardous substances or wastes.
New laws or regulations or changes in existing laws or regulations could adversely affect our financial performance.
We and the automotive industry are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety, and environmental matters. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, data privacy, international trade, and immigration and other labor issues, all of which may have a direct or indirect effect on our business and the businesses of our customers and suppliers. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results, and cash flows.
We may be adversely affected by the impact of government regulations on our customers.
Although the products we manufacture and supply to vehicle customers are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to our automotive customers. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency, or EPA, state regulatory agencies, such as the California Air Resources Board, or CARB, and other regulatory agencies around the world. Vehicle customers are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for vehicles and, as a result, indirectly impact our operations. To the extent that current or future governmental regulation has a negative impact on the demand for vehicles, our business, financial condition, or results of operations could be adversely affected.
Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance.
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes in policies pertaining to the environment; (ii) changes to existing trade agreements; (iii) greater restrictions on free trade generally; and (iv) significant increases in customs duties and tariffs on goods imported into the United States. The United States, Mexico and Canada signed a new trade agreement, the United States-Mexico-Canada Agreement ("USMCA"), which serves as the successor agreement to the North American Free Trade Agreement ("NAFTA"). The USMCA became effective on July 1, 2020. There can be no assurance that the ongoing transition from NAFTA to USMCA will not adversely affect our business. It remains unclear what specific actions the new U.S. administration may take to resolve trade-related issues. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results, and cash flows.
The Company faces risks related to increasing focus on environmental, social, and governance matters.
Attention to the environmental impacts of the automotive industry, expectations that manufacturers limit or mitigate pollution, and other societal expectations may have an adverse impact on demand for our products. Furthermore, organizations that inform investors on corporate governance and related matters produce ratings for evaluating companies on their response to ESG matters. Unfavorable ratings could lead to a detrimental perception of the Company by potential investors.
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
Our executive officers, directors, and certain of our large stockholders and their affiliates, to our knowledge, beneficially own approximately 19% of our outstanding common stock. As a result, these persons, if they were to act together, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they could act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:
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

There has been limited coverage of our common stock by securities analysts. We believe that the lack of research coverage has and may adversely affect the market price and trading volume for our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elect to cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and a global settlement among the Securities and Exchange Commission, or the SEC, other regulatory agencies and a number of investment banks, which was reached in 2003, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for a company such as ours, with a smaller market capitalization, to attract independent financial analysts that will cover our common stock. This likely has had and could have a negative effect on the market price of and trading volume for our stock.
Future sales of our common stock in the public market may cause our stock price to decline and impair our ability to raise future capital through the sale of our equity securities.
As of December 31, 2021, we had outstanding 11,733,147 shares of common stock, including 2,702,500 shares of our common stock issued in our initial public offering, 9,030,647 shares of common stock owned by non-affiliates and issued in private placements, and 1,954,000 shares issued in a private placement in September 2021, the resale of which has been registered. The shares owned by non-affiliates issued before our initial public offering can be traded without restriction under Rule 144 or otherwise at this time. In addition, approximately 2,194,112 shares of common stock are owned by affiliates but can be traded subject to restrictions under Rule 144. In addition, we have registered all shares that may be issued pursuant to our 2013 Stock Incentive Plan and the 2014 Omnibus Performance Award Plan. Sales of a large number of these securities on the public market or the perception that a large number of shares may be sold could reduce the market price of our common stock or impair our ability to raise capital.
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
Risks Related to Public Companies
We incur costs as a result of being a public company, and potentially will incur more if we are no longer a “smaller reporting company”. Our management devotes substantial time to public company compliance programs and will be required to continue to devote substantial time in the future.
As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. We expect that these expenses will increase if we no longer qualify as a “smaller reporting company”. We have invested and intend to invest resources to comply with evolving laws, regulations and standards. This investment has resulted in increased general and administrative expenses and may divert management’s time and attention from product development and commercial activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain the listing of our common stock on the NYSE American, which would likely have a material adverse effect on the trading price of our common stock.
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
The following sets forth our facilities as of December 31, 2021.

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
Item 3. Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claims or litigation is likely to have a material adverse effect on our financial position, results of operations, or cash flows. As of the date of this Annual Report on Form 10-K, no director, officer or affiliate is: (1) a party adverse to us in any legal proceeding, or (2) has an adverse interest to us in any legal proceeding.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is listed for trading on the NYSE American stock exchange under the symbol “UFAB.” As of February 22, 2022, there were 87 holders of record of the Company's common stock. Because many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.
We do not intend to declare and pay any dividends on our common stock in the near future and are restricted from doing so by our Amended and Restated Credit Agreement until at least the end of the forbearance period and then subject to certain restrictions which may limit the amounts we can pay as dividends or preclude the payment of dividends altogether. We also are prohibited by the forbearance agreement from making any payment, transfer, or distribution out of the ordinary course of business without the prior written consent of the Lenders during the forbearance period which currently ends on May 30, 2022. We currently intend to use our future earnings, if any, to reduce our indebtedness, fund our growth and working capital needs, invest in developing our business and new markets, and for general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant.
Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders (1)	1,003,051	$3.88	172,949
Equity compensation plans not approved by security holders	—	$—	—
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
Item 6. Selected Financial Data
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements for the twelve months ended December 31, 2021 and December 31, 2020 included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis include forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as in other sections of this Annual Report on Form 10-K, particularly in “Business,” “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes and assume no obligation to update the forward-looking statements herein, except as may be required by law.
For discussion of results of operations for the year ended December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K, filed with the SEC on April 15, 2021.
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
Overview
Unique Fabricating, Inc. (“Unique,” the “Company,” “we,” “our,” or “us”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components and utilized in NVH management, acoustical management, water and air sealing, decorative and other functional applications. The Company leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products including air management products, HVAC, seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners, personal protection equipment, and packaging. The Company is headquartered in Auburn Hills, Michigan.
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
The Company derives most of its net sales from the sales of foam, rubber plastic, and tape adhesive related automotive products. These products are produced by a variety of manufacturing processes including die cutting, compression molding, thermoforming, reaction injection molding and fusion molding. We believe we have a broader array of processes and materials utilized than any of our direct competitors, based on our product offerings. By sealing out air, noise and water intrusion, and by providing sound absorption and blocking, our products improve the interior comfort of a vehicle, increasing perceived vehicle quality and the overall experience of its passengers. Our products perform similar functions for appliances, medical, and consumer/off-road systems, improving thermal characteristics, reducing noise, and prolonging equipment life. We primarily operate within the highly competitive and cyclical automotive parts industry.
Recent Developments
Coronavirus
Our supply chain has been adversely affected by the COVID-19 outbreak. Throughout 2020 and 2021, we worked with our supply chain to minimize the impact to our customers by improving our suppliers’ visibility of our future demand requirements, utilizing substitutions when possible, and incurring additional freight costs to expedite the delivery of materials from suppliers and product to our customers. These additional costs cannot always be passed to our customers and when we are able to pass them to our customers the cost is sometimes delayed due to competitive pressures. Supply chain disruptions have continued through 2022 and they have impacted the entire North American transportation market as well as other markets.
The Company continues to follow guidelines with respect to operating during the COVID-19 pandemic provided by the various governmental entities in the jurisdictions where we operate and is taking additional measures to protect our employees.
Due to the inherent uncertainty of the unprecedented situation, including the duration of the actions taken by our various customers and governments, we are unable to determine the full impact of the COVID-19 pandemic on our future operations.
Goodwill Impairment
The Company performed an interim impairment analysis as of September 30, 2021, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value. As such, a $5.1 million goodwill impairment charge was recorded during the twelve months ended December 31, 2021. Key assumptions used in the analysis were a discount rate of 14.8%, forecasted revenue for 2022 through 2025, EBITDA margin of 10.8% by 2025, and a terminal growth rate for cash flows of 3%. The guideline public company method was used to determine the fair value of the reporting unit under the market approach. Key assumptions used in this method included revenue and EBITDA multiples for each guideline company. Future events and changing market conditions may lead the Company to reevaluate the assumptions that have been used to test for goodwill impairment, including key assumptions used in the assumed EBITDA margins, cash flows and discount rates, as well as other assumptions with respect to other matters all of which are out of the Company’s control, such as discount rates and market multiples of comparable companies.
Private Placement of Securities
On September 21, 2021, the Company issued 1,954,000 shares of common stock at a price of $2.25 per share for gross proceeds of $4.4 million in an offering exempt from registration under the Securities Act of 1933, as amended. The Company registered for resale by the purchasers of the shares, on Form S-3, the shares issued in the private placement. The Company received net proceeds of approximately $4.0 million after payment of selling commissions equal to 8% of the gross proceeds to Taglich Brothers, Inc., the placement agent for the Offering. Further, the Company paid the placement agent’s Offering expenses of $44,000. Taglich Brothers, Inc. also received warrants to purchase 156,320 shares of common stock, exercisable for five years, at a price per share of $3.12 (the “Warrants”).
The Company used the net proceeds for general corporate purposes and reduced borrowings under its revolving credit facility, which subject to availability and compliance with the terms of the revolving line of credit, as amended, including by the Forbearance Agreement, may be re-borrowed by the Company.
Comparison of Results of Operations for the Twelve Months Ended December 31, 2021 and December 31, 2020
Net Sales

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands)
Net Sales	$125,669	$120,214
Net sales for the twelve months ended December 31, 2021 were approximately $125.7 million compared to $120.2 million for the twelve months ended December 31, 2020, representing an increase of 4.5%. North American automotive light vehicle production volume decreased approximately 1% from 2020 to 2021. Net sales increased for the twelve months ended December 31, 2021 as compared to the prior year, despite the decline in North American light vehicle production. This increase in net sales was primarily the result of our cost recovery efforts to pass input cost increases to our customers by increasing selling prices. Our net sales continue to be less than in comparable periods in recent years prior to the COVID-19 pandemic as a result of decreased demand for our products as automotive OEMs cancelled or reduced planned production primarily due to semiconductor and other supply shortages.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers, and depreciation.

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands)
Materials	$66,740	$63,034
Direct labor and benefits	20,420	19,092
Manufacturing overhead	18,876	14,929
Sub-total	106,036	97,055
Depreciation	2,914	2,488
Cost of sales	108,950	99,543
Gross Profit	$16,719	$20,671

Cost of Sales as a Percent of Net Sales

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Materials	53.1%	52.4%
Direct labor and benefits	16.2%	15.9%
Manufacturing overhead	15.0%	12.4%
Sub-total	84.4%	80.7%
Depreciation	2.3%	2.1%
Cost of Sales	86.7%	82.8%
Gross Profit	13.3%	17.2%
Material costs were negatively impacted in 2021 due to price increases from our vendors and increased freight costs driven by supply chain constraints. Direct labor costs as a percentage of net sales were negatively impacted by operating inefficiencies resulting from customer release cancellations and reductions due to the previously described sudden supply shortages affecting customers. The increase in manufacturing overhead as a percentage of net sales was due to higher overhead costs including utilities, packaging, plant supplies, and freight as well as increases in employee related costs, including salaries, employer taxes, and health and welfare benefit costs.
Selling, General and Administrative Expenses (“SG&A”)

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands, except percentages)
SG&A, exclusive of depreciation and amortization	$19,881	$20,887
Depreciation and amortization	2,685	4,597
SG&A	$22,566	$25,484
SG&A as a % of net sales	18.0%	21.2%
Selling, general, and administrative expenses for the twelve months ended December 31, 2021 decreased $2.9 million to $22.6 million, compared to $25.5 million for the twelve months ended December 31, 2020. This decrease is primarily related to the completion of amortization of certain customer relationships and of non-patented technology, lower human capital costs, including salaries, employer taxes, and benefits, partially offset by increased legal and professional fees in 2021 in support of our forbearance agreement and continued negotiations with our lenders in addition to the costs associated with remediating the material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2020.
Operating Loss
Operating loss for the twelve months ended December 31, 2021 was $11.0 million compared to an operating loss of $6.0 million for the twelve months ended December 31, 2020. The increased operating loss in the current year is primarily driven by goodwill impairment charge of $5.1 million, lower gross profit as a result of higher input costs and operating inefficiencies due to changes in planned customer production schedules, partially offset by lower selling, general, and administrative expenses and restructuring expenses.
Other Income (Expense)
Other income for the twelve months ended December 31, 2021 was $3.1 million compared to other expense of $3.5 million for the twelve months ended December 31, 2020. The change in other income (expense) was primarily driven by the gain on the full forgiveness of the PPP loan and accrued interest of $6.1 million and reduced mark to market adjustments on our interest rate swap compared to last year. These benefits were partially offset by higher interest expense due to higher borrowings and interest rates on our Revolver during 2021 compared to 2020.
Loss before Income Taxes
As a result of the foregoing factors, loss before income taxes for the twelve months ended December 31, 2021 was $7.8 million, compared to a loss of $9.5 million for the twelve months ended December 31, 2020.
Income Tax Provision
For the twelve months ended December 31, 2021, income tax benefit was $0.9 million, and the effective income tax rate was 11%. The effective tax rate was lower than the statutory rate of 21% due to losses recorded in the U.S. without a corresponding tax benefit due to a valuation allowance, which was partially offset by tax credits recognized in the current year from the realization of prior year net operating loss carry backs. For the twelve months ended December 31, 2020, the income tax benefit was $3.8 million, and the effective income tax rate was 40%. The effective tax rate was lower than the statutory rate of 21% primarily due to the impact of net operating loss carry backs from 2020 and 2019.
Net Loss
Net loss for the twelve months ended December 31, 2021 was $7.0 million compared to net loss of $5.7 million during the twelve months ended December 31, 2020. The increase in net loss is primarily the result of the goodwill impairment charge of $5.1 million and increased input costs and inefficiencies due to changes in planned customer production schedules. These were partially offset by the forgiveness of the PPP loan and related accrued interest, lower selling, general, and administrative expenses, and restructuring charges in 2020 that did not recur.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flow from operations and borrowings under our Amended and Restated Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures, and debt service.
As of December 31, 2021 and December 31, 2020, we had a cash balance of $0.7 million and $0.8 million, respectively. Our excess cash balance is swept daily and applied to reduce borrowings under our revolving line of credit, which remains available for re-borrowing, as needed, subject to compliance with the terms of the facility. As of December 31, 2021 and December 31, 2020, we had $2.2 million and $5.7 million, respectively, available for borrowing under our credit facility, subject, in each case, to borrowing base restrictions, compliance with the terms of the facility and outstanding letters of credit. Assuming that we are able to agree on a waiver of defaults by our lenders and an amendment to our Amended and Restated Credit Agreement, which do not restrict borrowings, we believe that our sources of liquidity, including cash flow from operations, existing cash and our revolving credit facility, are sufficient to meet our projected cash requirements for at least the next twelve months.
In 2021, the Company made capital expenditures of $3.4 million, which was for new production equipment as we expand and automate our production capabilities, upgrade existing equipment and facilities, and improve our information technology software and hardware throughout our locations. The Forbearance Agreement, during the forbearance period, prohibits any payment to acquire illiquid assets other than ordinary course capital expenditures. During 2022, the Company currently plans to make capital expenditures of approximately $2.3 million to upgrade existing equipment and facilities.
We may elect to pursue additional growth opportunities that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities could be materially adversely affected.
Dividends
Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity, and capital requirements. Our Amended and Restated Credit Agreement contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.
Cash Flow Data
The following table presents cash flow data for the periods indicated.

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands)
Cash flow data
Cash flow provided by (used in):
Operating activities	$(3,652)	$(1,370)
Investing activities	$(3,329)	$(1,536)
Financing activities	$6,963	$3,016
Operating Activities
Cash used in operating activities consists of net income adjusted for non-cash and cash items, including depreciation and amortization; amortization of debt issuance costs; gain or loss on sale of assets; gain or loss on extinguishment of debt; gain or loss on derivative instruments; asset impairments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes.

During the twelve months ended December 31, 2021, net cash used in operating activities was $3.7 million, compared to cash used in operating activities of $1.4 million for the twelve months ended December 31, 2020.
Net cash used by operating activities for the twelve months ended December 31, 2021 increased primarily due to material and supply chain cost increases and other operating inefficiencies that more than offset cash from net working capital.
The net cash used in operating activities for both the twelve months ended December 31, 2021, and the twelve months ended December 31, 2020 were negatively impacted by the COVID-19 pandemic.
Investing Activities
Cash used in investing activities consists primarily of purchases of property, plant and equipment. In the twelve months ended December 31, 2021, we made capital expenditures of $3.4 million. In the twelve months ended December 31, 2020, we made capital expenditures of $2.4 million.
Financing Activities
Cash flows provided by financing activities consisted primarily of borrowings and payments under our senior credit facilities, issuance of common stock, and payment of debt issuance costs.
In the twelve months ended December 31, 2021, we had inflows from financing activities of $7.0 million, primarily due to net borrowings on our revolving line of credit of $7.9 million and a $4.0 million cash influx from the issuance of common stock in a private placement in the third quarter of 2021. This inflow was partially offset by $4.2 million in payments on our term loans and capital expenditure loan, as further discussed in Note 9 to our consolidated financial statements.
As of December 31, 2021, $19.8 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the revolving credit facility are subject to a borrowing base which is reduced to the extent of letters of credit issued under the senior credit facility. The maximum amount available after giving effect to the borrowing base restrictions, was $2.2 million at December 31, 2021, which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. Further reducing the net availability at December 31, 2021 was an erroneous duplicate withdrawal by the lenders for our Canadian Term Loan for principal and interest payments of $411 thousand. A prepaid expense for this amount was recorded on the Company’s consolidated balance sheet. Amounts repaid under the revolving credit facility are to be re-borrowed, subject to borrowing base restrictions and compliance with the terms of the facility.
As of December 31, 2020, $11.7 million was outstanding under the revolving credit facility, gross of debt issuance costs. Borrowings under the revolving credit facility are subject to a borrowing base, which is reduced to the extent of letters of credit issued under the credit facility. As of December 31, 2020, the maximum additional available borrowings under the revolving credit facility were $5.7 million, which were further subject to borrowing base restrictions.
Our Debt
The Company’s financial results for the six months ended December 31, 2020 and the nine months ended March 31, 2021 resulted in violations of one or more of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Amended and Restated Credit Agreement. The Company entered into a Forbearance Agreement, providing for a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company was able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders agreed, subject to the terms of the Forbearance Agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt.
On June 14, 2021, the Company entered into the First Amendment to the Forbearance Agreement, which among other things, extended the forbearance period from June 15, 2021 to February 28, 2022, and waived the testing of the Maximum Total Leverage Ratio and Minimum Debt Service Coverage ratios for the duration of the Forbearance Period. The First Amendment also substituted Minimum Liquidity and Minimum Consolidated EBITDA requirements, which were tested monthly beginning with the month ending July 31, 2021.
On September 21, 2021, the Company entered into the Second Amendment to the Forbearance Agreement, which among other things, made changes to the calculations of financial covenants, contained revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February 28, 2022, and revised the Revolving Credit Aggregate Commitment from $30 million to $27 million.
On December 9, 2021, the Company entered into the Third Amendment to the Forbearance Agreement. The Lenders in the Third Amendment to the Forbearance Agreement, among other things, agreed to forbear with respect to a Minimum Consolidated EBITDA covenant violation as of September 30, 2021, and to suspend compliance with the Minimum Consolidated EBITDA covenant during the remainder of the forbearance period. The Third Amendment included a new covenant which has been tested weekly on a rolling basis, beginning December 15, 2021, and requires that the Company’s actual cumulative total cash disbursements for the period being tested to not exceed total cash disbursements projected by the Company for the same period by more than 15% at any time during the forbearance period. The Third Amendment also reduced the maximum amount that may be borrowed under the revolving line of credit to $25 million from $27 million.
As of December 31, 2021, the Company was in violation of the required Minimum Liquidity covenant, as provided in the Second Amendment to the Forbearance Agreement, dated September 21, 2021. As a result, on February 4, 2022, the Company entered into the Fourth Amendment to Forbearance Agreement. The Lenders in the Fourth Amendment agreed to waive the Minimum Liquidity covenant violation. The Company did have the required Minimum Liquidity by the conclusion of the first week of 2022.
On February 25, 2022, the Company entered into the Fifth Amendment to Forbearance Agreement, which extended the Forbearance Period from February 28, 2022, to March 11, 2022. The Company used the short-term extension of its Forbearance Agreement, provided by the Fifth Amendment, to conduct negotiations of a longer extension with the Lenders.
On March 11, 2022, the Company entered into the Sixth Amendment to Forbearance Agreement, which extends the Forbearance Period from March 11, 2022, to May 30, 2022.
During the extended Forbearance Period, the Company expects it will continue to be able to borrow under the revolving line of credit, subject to availability and satisfaction of certain other conditions. The Company has used and intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults. During the forbearance period, the Company may not make any payment, transfer, or distribution out of the ordinary course of business or payments, including salary or compensation or distributions to or for the benefit of any member, owner, or director, other than normal and customary employment salaries which do not exceed sums paid for similar positions in the Company’s marketplace.
Reconciliation of Net Income to Consolidated EBITDA
The Third Amendment to Forbearance Agreement suspended the Minimum Consolidated EBITDA Covenant for the remainder of the Forbearance Period. We are continuing to disclose the below reconciliation of net income, as reported, to Consolidated EBITDA, as defined in our Amended and Restated Credit Agreement, and subject to the Forbearance Agreement to keep the reader informed on how our performance measures against previously required covenants.
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA, as defined in our Credit Agreement, as amended and forbore, a non-GAAP measure:

Twelve Months Ended December 31, 2021
(dollars in thousands)
Net loss	$(6,963)
Plus:
Interest expense, net	3,006
Income tax benefit	(852)
Depreciation and amortization	5,599
Non-cash stock awards	388
Non-recurring expenses (a)	14
Impairment of goodwill	5,115
Severance costs (b)	155
Gain on extinguishment of debt	(6,072)
Forbearance agreement fees (c)	970
Consolidated EBITDA, as defined	$1,360
______________________________________
(a)Represents any other non-recurring, non-cash gains during such period, including without limitation, (i) gains from the sale or exchange of assets other than in the ordinary course of business, and (ii) gains from early extinguishment of Indebtedness or Hedging Agreements
(b)Represents costs incurred with respect to employee severance payments made to terminated employees of US Borrower. The Forbearance Agreement limits such costs for purposes of calculating Consolidated EBITDA to an aggregate amount not to exceed Four Hundred Fifty Thousand and 00/100 Dollars ($450,000) during US Borrower’s 2021 fiscal year and the two-month period ending February 28, 2022
(c)Represents costs and expenses incurred in connection with the Forbearance Agreement, the First Amendment to Forbearance Agreement, and Second Amendment to Forbearance Agreement, and risk mitigation costs in an aggregate amount which for purposes of the calculation of EBITDA may not exceed $1,000,000, including the Lenders’ and Agent’s legal fees and the Financial Advisor’s fees

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, result in changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. These form the basis for making judgments about the carrying value of assets and liabilities. However, actual results could differ materially from these estimates that are based upon the exercise of judgment and use of assumptions as to future uncertainties. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.
Revenue Recognition. Revenue is recognized by the Company once all performance obligations under the terms of a contract with the Company's customers are satisfied. Generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.
In general, for sales arrangements, the Company deems control to transfer at a single point in time and recognizes revenue when it ships products from its manufacturing facilities to its customers. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company considers control to transfer upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, and the customer has significant risks and rewards of ownership of the asset. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.
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
Accounts Receivable Allowance. Establishing valuation allowances for doubtful accounts requires the use of estimates and judgment regarding the risks associated with ultimate realization. We establish the allowance for doubtful accounts based upon an analysis of the aging of receivables at the end of each period with consideration given to specific customer credit issues. Changes to our assumptions could materially affect our recorded allowance. The Company has a large and diverse customer base, however, a general economic downturn or other significant economic factors could result in higher than expected defaults resulting in the need to revise the allowance.
Inventories. Inventories are valued at lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Inventory includes the cost of materials, labor, and overhead. Abnormal amounts of idle facility expense, freight in, handling costs, and spoilage are recognized as current period charges. Overhead is allocated to inventory based upon normal capacity at the production facility.
Goodwill. We review our goodwill for impairment every year as part of our annual planning process, or whenever adverse events or changes in circumstances indicate a possible impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a one-step process is used, which requires estimating the fair value of each reporting unit compared to the carrying value. If the carrying value exceeds the estimated fair value, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The determination of the fair value of the reporting unit and corresponding goodwill require us to make significant judgments and estimates and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially affect our conclusions on this matter.
The Company performed an interim quantitative assessment as of September 30, 2021, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, a $5.1 million goodwill impairment charge was recorded during the twelve months ended December 31, 2021. Key assumptions used in the analysis were a discount rate of 14.8%, forecasted revenue for the 2022 through 2025, EBITDA margin of 10.8% by 2025 and a terminal growth rate for cash flows of 3%. The guideline public company method was also used to determine the fair value of the reporting unit under the market approach. Key assumptions used in this method included revenue and EBITDA multiples for each guideline company.
In 2021, the Company elected to move it’s annual assessment to October 1 from December 31. The reasons for this change are to more closely align the annual goodwill impairment assessment with the Company’s annual planning process, as well as allowing management to do a more thorough analysis if needed, as it will no longer coincide with the Company’s annual SEC reporting process. Management does not believe that moving the annual testing date from December 31 to October 1 has materially impacted the results of its assessment.
The Company performed its annual assessment of goodwill as of October 1, the assessment concluded no impairment. The qualitative assessment of goodwill compared the expected financial results used in the most recent quantitative assessment to finalized expectations resulting from the 2021 annual planning process. The Company also performed an interim qualitative assessment as of December 31, 2021, which concluded no impairment. The interim assessment considered fourth quarter results compared to expectations, the status of the automotive industry and volume forecasts, and other qualitative factors.
There are many uncertainties regarding the ongoing COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. As a result, if there is an adverse change to the Company’s projected financial information due to business performance or market conditions, this may be indicative that the fair value of its reporting units and indefinite-lived intangible assets have declined below their carrying values, which may result in non-cash goodwill or intangible asset impairment charges in a future period.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unique Fabricating, Inc. and subsidiaries (the "Company") as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the fiscal years ended December 31, 2021 and December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is not in compliance with certain covenants of its long-term credit agreement and does not have sufficient liquidity to repay the debt, which is now currently due, or meet its obligations as they become due which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Goodwill – Impairment Assessment – Refer to Note 2 and Note 7 of the financial statements
Critical Audit Matter Description
The Company identified a triggering event during the quarter ended September 30, 2021 requiring an interim evaluation of goodwill for impairment. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the Company’s sole reporting unit to it’s carrying value. The Company used the discounted cash flow method to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, discount rate, and terminal growth rate. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment recognized. In addition, the Company used the guideline public company method to determine the fair value of the reporting unit under the market approach. Key assumptions used in this method included revenue and EBITDA multiples for each guideline company. As a result of this evaluation, the reporting unit’s carrying value exceeded its fair value and, therefore, an impairment charge of $5.1 million was recognized on the consolidated statement of operations for the twelve months ended December 31, 2021. The carrying value of goodwill was $17.0 million as of December 31, 2021 after recognition of the impairment charge.
Given the significant judgments made by management to estimate the fair value of the sole reporting unit and the sensitivity of operations to changes in demand and other market factors, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, EBITDA margins, selection of the discount rate, selection of terminal growth rate, and selection of EBITDA multiples for the Company required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues, EBITDA margins, selection of discount rate, selection of terminal growth rate, and selection of EBITDA multiples for the reporting unit subject to the quantitative analysis included the following, among others:
•We evaluated the reasonableness of management’s forecasts including revenue and EBITDA margin assumptions by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) information included in analyst and industry reports of the Company, and (4) relevant data for peer group companies.
•We considered the impact of changes in the regulatory environment on management’s forecasts.
•With the assistance of our fair value specialists, we evaluated the discount rate and terminal growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the assumptions selected by management
•With the assistance of our fair value specialists, we evaluated the EBITDA multiples utilized in the market approach, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP
Detroit, Michigan
March 24, 2022
We have served as the Company’s auditor since 2016

UNIQUE FABRICATING, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$742	$760
Accounts receivable, net	23,469	23,759
Inventories, net	13,770	11,951
Prepaid expenses and other current assets:
Prepaid expenses and other	3,270	5,643
Refundable taxes	3,738	4,027
Total current assets	44,989	46,140
Property, plant, and equipment, net	22,567	22,383
Goodwill	16,996	22,111
Intangible assets	5,161	7,605
Other assets:
Operating leases	9,776	10,415
Investments, at cost	1,054	1,054
Deposits and other assets	755	579
Deferred tax asset	2,379	893
Total assets	$103,677	$111,180
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,056	$10,892
Current maturities of long-term debt	28,884	35,864
Income taxes payable	303	204
Revolver, current maturities	19,541	11,494
Accrued compensation	1,149	792
Other accrued liabilities	3,478	4,551
Total current liabilities	63,411	63,797
Long-term debt, net of current portion	—	2,999
Other long-term liabilities:
Other long term liabilities	9,139	10,519
Total liabilities	72,550	77,315
Stockholders’ Equity:
Common stock, $0.001 par value – 15,000,000 shares authorized and 11,733,147 and 9,779,147 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	12	10
Additional paid-in-capital	50,349	46,126
Accumulated deficit	(19,234)	(12,271)
Total stockholders’ equity	31,127	33,865
Total liabilities and stockholders’ equity	$103,677	$111,180

The accompanying notes are an integral part of these Consolidated Statements.

UNIQUE FABRICATING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2021	2020
Net Sales	$125,669	$120,214
Cost of Sales	108,950	99,543
Gross Profit	16,719	20,671
Selling, general, and administrative expenses	22,566	25,484
Impairment	5,115	—
Restructuring expenses	—	1,230
Operating loss	(10,962)	(6,043)
Other income (expense)
Other, net	6,153	157
Interest expense	(3,006)	(3,608)
Other income (expense), net	3,147	(3,451)
Loss before income tax benefit	(7,815)	(9,494)
Income tax benefit	(852)	(3,784)
Net loss	$(6,963)	$(5,710)
Net loss per share
Basic	$(0.67)	$(0.58)
Diluted	$(0.67)	$(0.58)

The accompanying notes are an integral part of these Consolidated Statements.

UNIQUE FABRICATING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance - December 31, 2019	9,779,147	$10	$46,011	$(6,561)	$39,460
Net loss	—	—	—	(5,710)	(5,710)
Stock option expense	—	—	115	—	115
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865
Net loss	—	—	—	(6,963)	(6,963)
Stock option expense	—	—	388	—	388
Issuance of common stock and warrants	1,954,000	2	3,835	—	3,837
Balance - December 31, 2021	11,733,147	$12	$50,349	$(19,234)	$31,127

The accompanying notes are an integral part of these Consolidated Statements.

UNIQUE FABRICATING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Twelve Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(6,963)	$(5,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	5,115	—
Depreciation and amortization	5,599	7,085
Amortization of debt issuance costs	214	189
Loss (gain) on sale of assets	(12)	464
Gain on forgiveness of debt	(6,000)	—
Bad debt adjustment	(307)	740
Loss (gain) on derivative instrument	(625)	329
Stock option expense	388	115
Accrued in-kind interest on long term debt	121	—
Deferred income taxes	(1,486)	(1,539)
Accounts receivable	597	202
Inventory	(1,819)	1,096
Prepaid expenses and other assets	2,486	(6,864)
Accounts payable	(25)	1,236
Other assets and liabilities, net	(935)	1,287
Net cash used in operating activities	(3,652)	(1,370)
Cash Flows from Investing Activities:
Capital expenditures	(3,429)	(2,425)
Proceeds from sale of property and equipment	100	889
Net cash used in investing activities	(3,329)	(1,536)
Cash Flows from Financing Activities:
Net change in bank overdraft	(811)	332
Payments on term loans and capital expenditure line	(4,200)	(3,161)
Payments on revolving credit facilities	(42,055)	(29,576)
Proceeds from revolving credit facilities	49,985	29,573
Debt issuance costs	—	(151)
Proceeds from PPP Note	—	5,999
Proceeds from issuance of common stock and warrants	4,044	—
Net cash provided by financing activities	6,963	3,016
Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(18)	110
Cash and cash equivalents – beginning of period	760	650
Cash and cash equivalents – end of period	$742	$760
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,289	$2,732
Cash paid for income taxes	$628	$52

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
As of December 31, 2020 and March 31, 2021, the Company was in violation of its financial covenants, as defined in the Company’s Credit Agreement (Note 9). The Company entered into a forbearance agreement, which allowed the Company to be able to borrow on its revolving line of credit, subject to the terms and conditions to making a revolving credit advance, including availability, and the lenders agreed, subject to the terms of the forbearance agreement, as amended, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. As of September 30, 2021, the Company was also in violation of the required Minimum Consolidated EBITDA covenant (as amended by the Second Amendment to the Forbearance Agreement dated September 21, 2021).
On December 9, 2021, the Company entered into the Third Amendment to Forbearance Agreement with respect to the Amended and Restated Credit Agreement, as amended. The Lenders in the Third Amendment to the Forbearance Agreement, among other things, agreed to forbear with respect to the Minimum Consolidated EBITDA covenant violation and to suspend the Minimum Consolidated EBITDA covenant during the remainder of the forbearance period. The Third Amendment included a new covenant that began on December 15, 2021, which is tested weekly on a rolling basis and requires that the Company’s actual cumulative total cash disbursements for the period being tested not exceed total cash disbursements projected by the Company for the same period by more than 15% at any time during the forbearance period. The Third Amendment also reduced the Revolving Credit Aggregate Commitment from $27 million to $25 million.
As of December 31, 2021, the Company was in violation of the required Minimum Liquidity covenant, as provided in the Second Amendment to the Forbearance Agreement. As a result, on February 4, 2022, the Company entered into the Fourth Amendment to Forbearance Agreement. The Lenders in the Fourth Amendment to the Forbearance Agreement agreed to waive the Minimum Liquidity covenant violation.
The defaults, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement, totaling $48.4 million, has been classified as current as of December 31, 2021. The Company does not have sufficient cash and cash equivalents on hand or available liquidity to repay such debt or meet its obligations as they become due through twelve months from date of issuance of these consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, the Company is discussing with its bank lenders entering into an amendment and waiver to cure the covenant defaults. There is not any assurance that the lenders will waive such non compliance or agree to an amendment to the current provisions. Even if the lenders were to agree to waive the failures to comply as of December 31, 2020, March 31, 2021, and September 30, 2021, there cannot be any assurance that, at any future date at which compliance is measured, we will be able to comply with the covenants contained in the forbearance agreement, as amended, given the industry-wide and other challenges that we face, as described elsewhere herein, or that our lenders would waive a default if that were to occur. Furthermore, there can be no assurance that the Company will be able to enter into an amendment or waiver with the lenders or

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. These plans have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Private Placement of Securities
On September 21, 2021, the Company issued 1,954,000 shares of common stock at a price of $2.25 per share for gross proceeds of $4.4 million in an offering exempt from registration under the Securities Act of 1933, as amended. The Company received net proceeds of approximately $4.0 million after payment of selling commissions equal to 8% of the gross proceeds to Taglich Brothers, Inc., the placement agent for the Offering. Further, the Company paid the placement agent’s Offering expenses of $44,000. Taglich Brothers, Inc. also received warrants to purchase 156,320 shares of common stock, exercisable for five years, at a price per share of $3.12 (the “Warrants”).
The Company used the net proceeds for general corporate purposes and reduced borrowings under its revolving credit facility, which subject to availability and compliance with the terms of the revolving line of credit, as amended, including by the Forbearance Agreement, may be reborrowed by the Company.

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
Accounts Receivable.  Accounts receivable are stated at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable collection in full of the existing accounts receivable. Management determines the allowance based on historical write off experience and an understanding of individual customer payment history and financial condition. Management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful accounts was $1.3 million at December 31, 2021 and $1.2 million at December 31, 2020.
Inventories. Inventories are stated at the lower of cost or net realizable value, with cost determined on the first in, first out method (FIFO). The value of inventories is reduced for excess and obsolescence based on management's review of on-hand inventories compared to historical and estimated future sales and usage. The allowance for inventory valuation was $1.2 million and $0.4 million at December 31, 2021 and December 31, 2020, respectively.
Valuation of Long-Lived Assets.  The carrying value of long-lived assets held for use is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the third quarter of 2021, the Company identified indicators of impairment, the most impactful being the decline in sales to our automotive customers, as North American automotive production volumes continued to decrease. The Company compared the carrying value of long-lived assets (excluding goodwill) to the cumulative undiscounted cash flows and concluded no assets other than goodwill were impaired. The Company determined that no impairment indicators were evident, and all originally assigned useful lives remained appropriate during the year ended December 31, 2020.
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate that the related carrying amount may be impaired. The remaining useful lives of intangible assets are reviewed annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that no impairment indicators were evident, and all originally assigned useful lives remained appropriate during the years ended December 31, 2021 and December 31, 2020.
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
The Company experienced a sustained decline in market capitalization during the third quarter of 2021 representing a potential indicator of impairment. Furthermore, the Company continues to experience the repercussions from the global semiconductor shortage. The most impactful being the decline in sales to our automotive customers, as North American automotive production volumes continue to decrease. The Company identified these circumstances and concluded it was more likely than not the fair value of the goodwill was impaired and performed an interim quantitative assessment. The quantitative assessment was performed as of September 30, 2021, utilizing a combination of the income and market approaches. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis included a discount rate of 14.8%, forecasted revenue for the 2022 through 2025, a terminal growth rate for cash flows of 3%, and EBITDA margin of 10.8% by 2025. The guideline public company method was used to determine the fair value of the reporting unit under the market approach. Key assumptions used in this method included revenue and EBITDA multiples for each guideline company.
The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of September 30, 2021. As a result, the Company recorded a $5.1 million impairment charge on the consolidated statement of operations for the twelve months ended December 31, 2021.
The Company performed its annual assessment of goodwill as of October 1, the assessment concluded no further impairment. The annual assessment of goodwill performed compared the expected financial results used in the most recent quantitative assessment to finalized expectations resulting from the 2021 annual planning process. The Company also performed an interim qualitative assessment as of December 31, 2021, which concluded no impairment. The interim assessment considered fourth quarter results compared to expectations, the status of the automotive industry and volume forecasts, and other qualitative factors.
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
Dividends received are included in income, except for those dividends received in excess of the Company’s proportionate share of accumulated earnings, which are applied as a reduction of the cost of the investment. Dividend income of less than $0.1 million and $0.1 million was recognized for the years ended December 31, 2021 and December 31, 2020, respectively. No investment impairment loss was recognized for the years ended December 31, 2021 and December 31, 2020.
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remains open. The Company had no unrecognized tax benefits as of December 31, 2021 or December 31, 2020. There were no penalties or interest recorded during the years ended December 31, 2021 or December 31, 2020.
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
Concentration Risks. The Company is exposed to various significant concentration risks as follows:
Customer and Credit
During the years ended December 31, 2021 and December 31, 2020, the Company’s sales were derived from customers principally engaged in the North American automotive industry. Company sales directly to General Motors Company (“GM”), Stellantis, Ford Motor Company (“Ford”), and Yanfeng Automotive Interiors (“Yanfeng”), as a percentage of total net sales were: 7%, 7%, 4%, and 8%, respectively, during the year ended December 31, 2021; 9%, 6%, 6%, and 6%, respectively, during the year ended December 31, 2020.
None of the Company’s customers represented more than 10% percent of direct Company’s net sales for the years ended December 31, 2021 and December 31, 2020.
Yanfeng accounted for 13% of accounts receivable as of December 31, 2021. None of the Company’s customers represented more than 10% of accounts receivable as of December 31, 2020.
Labor Markets
At December 31, 2021, 54% of our employees are working in the United States, 42% are working in Mexico, and 4% are working in Canada. In the United States, 31% of the hourly work force is covered under collective bargaining agreements that expire in August of 2022 and February of 2023.
Foreign Currency Exchange
The expression of assets and liabilities in a currency other than the functional currency, which is the United States dollar, gives rise to exchange gains and losses when such assets and obligations are paid in another currency. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of operations using the exchange rates in effect at the time of the transaction. At December 31, 2021, the Company’s exposure to assets and liabilities denominated in another currency was not significant. To the extent there is a fluctuation in the exchange rates, the amount of local currency to be paid or received to satisfy foreign currency obligations in 2022 may increase or decrease.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
International Operations
The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations are subject to the risks of restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. During the years ended December 31, 2021 and December 31, 2020, 25% and 22%, respectively, of the Company’s production occurred in Mexico. During the years ended December 31, 2021 and December 31, 2020, 9% and 9%, respectively, of the Company's production occurred in Canada. Sales derived from production in Mexico and Canada were 25% and 9% percent, respectively, during the year ended December 31, 2021, 23% and 8% percent, respectively, during the year ended December 31, 2020.
Derivative financial instruments.  All derivative instruments are required to be reported on the consolidated balance sheets at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. See Note 10 for further information regarding the Company's derivative instrument makeup.
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

3. New Accounting Pronouncements
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
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This update requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We have identified our existing lease contracts and calculated the right of use assets, which are reflected in other assets on the consolidated balance sheets, and lease liabilities, which are reflected in the other accrued liabilities on the consolidated balance sheets. This guidance was effective for the Company as of January 1, 2020. Adoption of the new standard resulted in the recording of right-of-use assets and liabilities of $12.1 million and $12.8 million, respectively, as of January 1, 2020. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company has approximately $10.5 million of non-cancelable future rental obligations as of December 31, 2021, as shown in Note 14.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The guidance simplifies accounting for income taxes by removing certain exceptions. This new guidance is effective for fiscal years beginning after December 15, 2020 for public companies. The Company adopted this guidance on a prospective basis and there was no material impact.
In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform”. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or any other reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform (Topic 848). The amendments in this ASU clarify that certain option expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. The Company is currently assessing which contracts may be affected.

4. Revenues
The following table presents the Company's net sales disaggregated by major sales channel for the twelve months ended December 31, 2021 and December 31, 2020:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands)
Net Sales
Transportation	$111,229	$105,463
Appliance	12,160	11,302
Other	2,280	3,449
Total	$125,669	$120,214
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
Contract Balances
The timing of revenue recognition, billings, and cash collections and payments results in billed accounts receivable. The Company does not have deferred revenue. Additionally, as noted in the Accounts Receivable section of Note 2, Summary of Significant Accounting Policies, management reviews the allowance for doubtful accounts at regular intervals. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The allowance for doubtful account balances are noted in the Accounts Receivable section of Note 2.
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Inventories
Inventories consist of the following:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Raw materials	$9,242	$7,366
Work in progress	990	1,225
Finished goods	3,538	3,360
Total inventory	$13,770	$11,951
The allowance for inventory valuation was $1.2 million and $0.4 million at December 31, 2021 and December 31, 2020, respectively.
Included in inventory are assets located in Mexico with a carrying amount of $4.0 million at December 31, 2021 and $3.1 million at December 31, 2020, and assets located in Canada with a carrying amount of $1.1 million at December 31, 2021 and $1.1 million at December 31, 2020.

6.  Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

	December 31, 2021	December 31, 2020	Depreciable Life – Years
	(dollars in thousands)
Land	$538	$538
Buildings	7,630	6,923	23 - 40
Shop equipment	26,049	23,436	7 - 10
Leasehold improvements	1,283	1,245	3 - 10
Office equipment	3,047	2,331	3 - 7
Mobile equipment	50	152	3
Construction in progress	1,554	2,315
Total cost	40,151	36,940
Accumulated depreciation	17,584	14,557
Property, plant, and equipment, net	$22,567	$22,383
Depreciation expense was $3.2 million for the twelve months ended December 31, 2021 and $3.0 million for the twelve months ended December 31, 2020.
Included in property, plant, and equipment, net are assets located in Mexico with a carrying amount of $3.5 million and $3.7 million at December 31, 2021 and December 31, 2020, respectively, and assets located in Canada with a carrying amount of $0.4 million and $0.4 million at December 31, 2021 and December 31, 2020, respectively.

7. Goodwill
Changes in the carrying value of goodwill are as follows:

(dollars in thousands)
Balance at December 31, 2020
Goodwill	$28,871
Accumulated impairment losses	(6,760)
Net beginning balance	22,111
Goodwill impairment	(5,115)
Balance at December 31, 2021	$16,996

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill Impairment
The Company experienced a sustained decline in market capitalization during the third quarter of 2021 representing a potential indicator of impairment. Furthermore, the Company continued to experience the repercussions from the global semiconductor shortage. The most impactful was the decline in sales to our automotive customers, as North American automotive production volumes continued to be less than expected. The Company identified these circumstances and concluded it was more likely than not the fair value of the goodwill was impaired, and performed an interim quantitative assessment. The quantitative assessment was performed as of September 30, 2021, utilizing a combination of the income and market approaches. The analysis required the comparison of the Company’s carrying value with it’s fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis included a discount rate of 14.8%, forecasted revenue for 2022 through 2025, a terminal growth rate for cash flows of 3%, and EBITDA margin of 10.8% by 2025. The guideline public company method was used to determine the fair value of the reporting unit under the market approach. Key assumptions used in this method included revenue and EBITDA multiples for each guideline company. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of September 30, 2021. As a result, the Company recorded a $5.1 million impairment charge on the consolidated statement of operations for the twelve months ended December 31, 2021.
Annual Assessment
During 2021, the Company decided to change the testing date for the annual impairment assessment for goodwill from December 31, to October 1. This change was made to align the annual assessment with the Company’s annual planning process and to alleviate the additional demand created when conducting the assessment during the year-end financial close process.

8. Intangible Assets
Intangible assets of the Company consist of the following at December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
	(dollars in thousands)
Customer contracts	$26,518	$23,887	8.16
Trade names	4,673	2,143	16.43
Non-compete agreements	1,162	1,162	2.53
Unpatented technology	1,534	1,534	5.00
Total	$33,887	$28,726
Intangible assets of the Company consist of the following at December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life – Years
	(dollars in thousands)
Customer contracts	$26,518	$21,719	8.16
Trade names	4,673	1,924	16.43
Non-compete agreements	1,162	1,162	2.53
Unpatented technology	1,534	1,477	5.00
Total	$33,887	$26,282
The weighted average amortization period for all intangible assets is 8.96 years. Amortization expense for intangible assets totaled $2.4 million for the twelve months ended December 31, 2021 and $4.0 million for the twelve months ended December 31, 2020.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated amortization expense for the next five years is as follows:

Estimated Amortization Expense
(dollars in thousands)
2022	$1,305
2023	979
2024	759
2025	573
2026	223
Thereafter	1,322
Total	$5,161

9. Long-term Debt
The Company’s long-term debt consists of the following:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
U.S. Small Business Administration Paycheck Protection Program loan (PPP Note), payable in equal monthly installments on the first day after the deferment period. The PPP Note was unsecured and bore interest at 1% per annum. The PPP Note was forgiven during the third quarter of 2021.	$—	$5,999
US Term Loan, payable to lenders in quarterly installments of $0.8 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.50% and 5.25% per annum at December 31, 2021, and December 31, 2020, respectively. At December 31, 2021, the balance of the New US Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	20,383	22,768
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.50% and 5.25% per annum at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, the balance of the CA Term Loan is presented net of a debt discount of $0.1 million from costs paid to or on behalf of the lenders.	7,437	8,876
Capital expenditure line payable to lenders in quarterly installments of 12.5% of the outstanding principal balance per annum through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.50% and 5.25% per annum at December 31, 2021 and December 31, 2020, respectively.	1,064	1,220
Total debt excluding Revolver	28,884	38,863
As of December 31, 2021, and December 31, 2020, the fair value of the Company’s debt approximates book value based on the variable terms.
Credit Agreement
On November 8, 2018, Unique Fabricating NA, Inc. (the “US Borrower”) and Unique-Intasco Canada, Inc. (the “CA Borrower” and together with US Borrower, the “Borrowers”) and Citizens Bank, National Association (“Citizens”), acting as lender and Administrative Agent, and other lenders (collectively, the “Lenders”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Original Credit Agreement entered into on April 29, 2016 (as amended, the “Original Credit Agreement”). The Credit Agreement is a five-year agreement and provided for borrowings up to an aggregate principal amount of $73.0 million. The Credit Agreement, which is a senior secured credit facility comprised of a revolving line of credit of up to $30.0 million (the “Revolver”) to the US Borrower, a $26.0 million principal amount term loan (the “US Term Loan”) to the US Borrower, a $12.0 million principal amount term loan (the “CA Term Loan”) to the CA Borrower, and a two-year line to fund capital expenditures of up to $2.5 million through November 8, 2019 and $5.0 million thereafter through November 8, 2020 to the US Borrower (the “Capital Expenditure Line”). The Credit Agreement has a maturity date for all borrowings of November 7, 2023.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Credit Agreement, as amended, bears interest at the Company’s election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 3.25% per annum in the case of the Base Rate and 2.75% to 4.25% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly, as increased by the Waiver and Fourth Amendment to the Credit Agreement. The Seventh Amendment to the Credit Agreement added a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
The First Amendment to the Forbearance Agreement increased the per annum interest rate from 4.25% to 4.50% for the duration of the Forbearance Period. Furthermore, the First Amendment imposes Payment in Kind (“PIK”) additional interest of 0.5% per annum on all outstanding debt subject to the Credit Agreement, which is payable on May 30, 2022, currently the termination date of the Forbearance Agreement, or earlier in the event of a Forbearance Termination event, as defined.
As of December 31, 2021, $19.8 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.5% percent per annum at December 31, 2021, and is secured by substantially all of the Company’s assets. The maximum amount available was further subject to borrowing base restrictions, resulting in a net availability of $2.2 million at December 31, 2021, which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities. Further reducing the net availability at December 31, 2021 was an erroneous duplicate withdrawal for our Canadian Term Loan principal and interest payments of $411 thousand. A prepaid expense for this amount was recorded on the Company’s consolidated balance sheet.
The Company’s financial results for the six months ended December 31, 2020 and the nine months ended March 31, 2021 resulted in violations of one or more of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; as defined in the Company’s Credit Agreement. The Company entered into a Forbearance Agreement, providing a period commencing on April 9, 2021 and through and including June 15, 2021, during which the Company was able to borrow on its Revolver, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders agreed, subject to the terms of the Forbearance Agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt.
On June 14, 2021, the Company entered into the First Amendment to the Forbearance Agreement, which among other things, extended the forbearance period from June 15, 2021 to February 28, 2022 and waived the testing of the Maximum Total Leverage Ratio and Minimum Debt Service Coverage ratios for the duration of the Forbearance Period. The First Amendment also substituted Minimum Liquidity and Minimum Consolidated EBITDA requirements which are tested monthly beginning with the month ending July 31, 2021. During the extended period, the Company was able to borrow under the revolving line of credit, subject to availability and satisfaction of certain other conditions.
On September 21, 2021, the Company entered into the Second Amendment to Forbearance Agreement, which among other things, made changes to the calculations of financial covenants, contained revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February 28, 2022, and revised the Revolving Credit Aggregate Commitment from $30 million to $27 million.
On December 9, 2021, the Company entered into the Third Amendment to Forbearance Agreement. As previously reported, the Company was in violation of the required Minimum Consolidated EBITDA Covenant (as amended by the Second Amendment to the Forbearance Agreement) as of September 30, 2021. The Lenders in the Third Amendment to the Forbearance Agreement, among other things, agreed to forbear with respect to the Minimum Consolidated EBITDA covenant violation and to suspend the Minimum Consolidated EBITDA covenant during the remainder of the forbearance period. The Third Amendment includes a new covenant which will be tested weekly on a rolling basis, beginning December 15, 2021, and requires that the Company’s actual cumulative total cash disbursements for the period being tested to not exceed total cash disbursements projected by the Company for the same period by more than 15% at any time during the forbearance period. The Third Amendment also reduces the Revolving Credit Aggregate Commitment from $27 million to $25 million.
As of December 31, 2021, the Company was in violation of the required minimum Liquidity covenant, as provided in the Second Amendment to the Forbearance Agreement, dated September 21, 2021. As a result, on February 4, 2022, the Company entered into the Fourth Amendment to Forbearance Agreement. The Lenders in the Fourth Amendment agreed to waive the minimum Liquidity covenant violation. The Company did have the required minimum liquidity by the conclusion of the first week of 2022.
On February 25, 2022, the Company entered into the Fifth Amendment to Forbearance Agreement, which extends the Forbearance Period from February 28, 2022, to March 11, 2022. The Company used the short-term extension of its Forbearance Agreement, provided by the Fifth Amendment, to conduct negotiations of a longer extension with the Lenders.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 11, 2022, the Company entered into the Sixth Amendment to Forbearance Agreement, which extends the Forbearance Period from March 11, 2022, to May 30, 2022. The Company intends to use the latest extension of its Forbearance Agreement, provided by the Sixth Amendment, to pursue a cure or waiver of financial covenant defaults and amended credit agreement.
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
At December 31, 2021 and December 31, 2020, unamortized debt issuance costs were $248 thousand and $376 thousand, respectively, while amounts paid to or on behalf of lenders presented as unamortized debt discounts were $187 thousand and $285 thousand, respectively.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amount $226 thousand of for the twelve months ended December 31, 2021, and $189 thousand for the twelve months ended December 31, 2020.
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
On August 9, 2021, the Company received notification that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan, including accrued interest. The Company recognized a gain on the forgiveness of the principal loan balance in the amount of $6.0 million and $0.1 million for the accrued interest, in the twelve months ended December 31, 2021 in Other, net on the consolidated statement of operations.
Covenant Compliance
The Credit agreement, as further amended and forbore by the Forbearance Agreement, as amended, contains the following financial covenants:
Maximum Total Leverage Ratio
The Total Leverage Ratio, as defined in the Credit Agreement, as amended, may not exceed (i) 3.75 to 1.00, with respect to the fiscal quarter ended as of September 30, 2020; (ii) 3.50 to 1.00, with respect to the fiscal quarter ended December 31, 2020; (iii) 3.25 to 1.00, with respect to the fiscal quarters ended March 31, 2021 and June 30, 2021; and (iv) 3.00 to 1.00, with respect to each fiscal quarter thereafter. For purposes of calculating the Total Leverage Ratio, “Consolidated EBITDA”, as defined, shall be determined (i) with respect to the fiscal quarter ended as of September 30, 2020, for the single fiscal quarter then ended, multiplied by 4,(ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, multiplied by 2, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, multiplied by 4/3, and (iv) with respect to each fiscal quarter thereafter, for the four fiscal quarters then ended. Also, for purposes of calculating the Total Leverage Ratio, the PPP Note is excluded from Total Debt for all periods until a determination of forgiveness is made. However, testing of the Total Leverage Ratio is suspended during the remainder of the Forbearance Period.
Minimum Debt Service Coverage Ratio
The Debt Service Coverage Ratio may not be less than 1.20 to 1.00, to be measured, as of the end of each fiscal quarter. Notwithstanding anything to the contrary set forth in the definition of "Debt Service Coverage Ratio," such calculation shall be made (i) with respect to the fiscal quarter ended as of September 30 2020, for the single fiscal quarter then ended, (ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, and (iv) with respect to the last day of each fiscal

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
quarter thereafter, for the four fiscal quarters then ended. However, testing of the Total Leverage Ratio is suspended during the remainder of the Forbearance Period.
Minimum Liquidity
The Second Amendment to the Forbearance Agreement eliminated the Minimum Liquidity covenant of the previous Amendment to the Forbearance Agreement as well as of the Credit Agreement and replaced it with the following:

Date of Determination	Minimum Liquidity
December 31, 2021	$3,000,000
January 31, 2022	$3,000,000
February 28, 2022	$3,000,000
As of December 31, 2021, the Company was not in compliance with this covenant. However, by the conclusion of the first week of 2022, the Company was back in compliance with the Minimum Liquidity requirement. Furthermore, the Fourth Amendment to the Forbearance Agreement, waived the Company’s noncompliance at December 31, 2021.
Minimum Consolidated EBITDA
The Second Amendment to the Forbearance Agreement eliminated the Minimum Consolidated EBITDA covenant of the previous Amendment to the Forbearance Agreement as well as of the Credit Agreement and replaced it with the following:

Date of Determination	Measurement Period	Minimum Consolidated EBITDA
December 31, 2021	Trailing 12 months	$4,100,000
January 31, 2022	Trailing 12 months	$4,200,000
February 20, 2022	Trailing 12 months	$4,700,000
At September 30, 2021, the Company was not in compliance with this covenant. The Third Amendment to the Forbearance Agreement forbore the Termination Event this default constituted. The Third Amendment to the Forbearance Agreement also suspended testing of this covenant for the remainder of the Forbearance Period.
Projected Cash Disbursements
The Third Amendment to the Forbearance Agreement establishes a financial covenant limiting the Company’s cash disbursements for the duration of the Forbearance Period. Commencing on December 15, 2021, the cumulative total cash disbursements shall not exceed the Company’s projected total cash disbursements for the same cumulative period by more than 15%.
Future Maturities
Maturities on the Company’s Amended and Restated Credit Agreement and other long term-debt obligations for the remainder of the current fiscal year and future fiscal years:

Future Maturities
(dollars in thousands)
2022	$48,860
2023	—
Total	48,860
Discounts	(187)
Debt issuance costs	(248)
Total debt, net	$48,425

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivative Financial Instruments
Interest Rate Swap
The Company holds derivative financial instruments, in the form of interest rate swaps, as required by Amended and Restated Credit Agreement, for the purpose of hedging certain identifiable transactions in order to mitigate risks relating to the variability of future earnings and cash flows caused by interest rate fluctuations. The Company has elected not to apply hedge accounting for financial reporting purposes. The interest rate swaps are recognized in the accompanying consolidated balance sheets at their fair value. Monthly settlement payments due on the interest rate swaps and changes in their fair value are recognized currently in net income as interest expense in the consolidated statements of operations.
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into an interest rate swap that requires the Company to pay a fixed rate of 3.075 percent per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million, which increased by $0.4 million each quarter until June 28, 2019 when the notional amount increased to $17.5 million due to another interest rate swap from 2016 expiring. The notional amount then decreased each quarter by $0.2 million until September 30, 2020 when the notional amount increased to $17.5 million due to another interest rate swap from 2017 expiring. The notional amount then decreased each quarter by $0.4 million until December 31, 2021 after which it will then decrease each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At December 31, 2021, the fair value of the swap was $0.6 million, which is included in other long-term liabilities in the consolidated balance sheet. The Company paid $0.5 million in the aggregate, in net monthly settlements with respect to the interest rate swap for the twelve months ended December 31, 2021. At December 31, 2020, the fair value of all the swaps was $1.2 million, which was included in other long-term liabilities in the consolidated balance sheet. The Company paid $0.5 million, in the aggregate, in net monthly settlements with respect to the interest rate swaps for the twelve months ended December 31, 2020.

11. Restructuring
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
The Company had $0.3 million and $0.7 million of remaining lease payments for a warehouse near the Evansville, Indiana facility as of December 31, 2021 and December 31, 2020, respectively. The Company has secured subleases of roughly 78% of the facility.

12. Stock Incentive Plans
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
On December 3, 2021, the compensation committee of the board of directors approved the issuance of 12,500 non statutory stock option awards to an employee of the Company. All of the awards have an exercise price of $2.08 per share with a weighted average grant date fair value of $0.46 per share. These awards vest 50 percent once the closing price of the Company’s stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days and an additional 50 percent once the closing price of the Company’s common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.
2014 Omnibus Performance Award Plan
In 2014, the board of directors and stockholders adopted the 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan originally authorized the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the compensation committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March of 2016 by our board of directors, which was approved by our stockholders at our annual meeting of stockholders in June 2016, increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 450,000 shares of our common stock. In July 2020, an additional amendment was approved at our annual meeting of stockholders, which increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 700,000 shares of our common stock.
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

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 3, 2021, the compensation committee of the board of directors approved the issuance of 12,500 non statutory stock option awards to an employee of the Company. All of the awards have an exercise price of $2.08 per share with a weighted average grant date fair value of $1.22 per share. 40% of these options vest on December 3, 2022, and the remainder vest in 20% tranches on each of December 3, 2023, 2024, and 2025, respectively.

	May 4, 2021	June 11, 2021	December 3, 2021
Expected volatility	53.76%	57.77%	64.26%
Dividend yield	—%	—%	—%
Expected term (in years)	6	5	6
Risk-free rate	1.05%	0.96%	1.21%
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 31, 2020	726,500	$4.53	7.2	$1,484
Granted	262,475	$3.83	5.0	$—
Exercised	—	$—	0.0	$—
Forfeited or expired	142,244	$9.73	0.0	$—
Outstanding at December 31, 2021	846,731	$4.00	7.6	$—
Vested and exercisable at December 31, 2021	384,858	$4.85	6.6	$—
________________________________________
(1)The aggregate intrinsic value above is obtained by subtracting the exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. There is no intrinsic value if the exercise price exceeds the fair value of the underlying shares. The estimated fair value of the shares is based on the closing stock price of $1.96 as of December 31, 2021 and $5.50 as of December 31, 2020.
The Company recorded gross compensation expense of approximately $0.4 million for the twelve months ended December 31, 2021 and $0.1 million for the twelve months ended December 31, 2020, in its consolidated statements of operations, as a component of sales, general, and administrative expenses. The income tax benefit related to share based compensation expense was immaterial for the twelve months ended December 31, 2021 and December 31, 2020.
As of December 31, 2021, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 3.8 years.

13. Income Taxes
Income before income taxes for U.S. and Non-U.S. operations are as follows:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands)
U.S. (loss) income	$(6,809)	$(11,274)
Non-U.S. income	(1,006)	1,780
(Loss) income before income taxes	$(7,815)	$(9,494)

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are detailed as follows:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands)
Current tax expense:
Federal	$(333)	$(2,918)
State	51	42
Foreign	916	631
Total	634	(2,245)
Deferred tax expense:
Federal	—	(1,236)
State	—	(83)
Foreign	(1,486)	(220)
Total	(1,486)	(1,539)
Total income tax expense	$(852)	$(3,784)
Deferred income tax assets and liabilities at December 31, 2021 and December 31, 2020 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$298	$345
Inventories	296	99
Accrued payroll and benefits	418	513
Goodwill and intangible assets	2,135	951
Excess interest expense	1,090	447
Tax credits and NOLs	3,226	1,427
Lease liabilities	2,412	2,604
Other	300	339
Deferred tax asset before valuation allowance	10,175	6,725
Valuation allowance	(3,354)	(684)
Deferred tax asset	6,821	6,041
Property, plant, and equipment	(1,975)	(2,544)
Lease assets	(2,348)	(2,495)
Other	(119)	(109)
Deferred tax liability	(4,442)	(5,148)
Total deferred tax asset (liability)	$2,379	$893
Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to reserve for future tax benefits that may not be realized. As of the years ended December 31, 2021 and December 31, 2020, the Company has recorded a valuation allowance on the net U.S. federal and state deferred tax assets as the Company has concluded that it is not more than likely than not that these deferred tax assets will be realized.

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, we have cumulative tax effected U.S. federal tax losses of $1.8 million that carryforward indefinitely and U.S. state Net Operating Loss carry forwards of $0.2 million. Certain tax loss amounts begin to expire in the year 2024 while other state tax losses carryforward indefinitely. Also, we have $1.2 million of tax credit carryforwards, which expire in the years 2028 to 2042.
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
A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands)
Income tax expense (benefit) at US Statutory Tax Rate	$(1,641)	$(1,994)
State income tax (benefit) expense, net of federal benefit	(167)	(31)
Foreign tax rate differential	1	155
U.S. Tax on non-U.S. income	—	(561)
Goodwill impairment	156	—
Research and Development credits	(150)	(269)
Assets Basis Adjustment	(650)	—
NOL carryback	—	(1,037)
Valuation allowance	2,670	63
PPP loan forgiveness	(1,396)	—
Other	325	(110)
Total provision for income taxes	$(852)	$(3,784)
The Treasury Department issued final regulations in July 2020 that provide for a high-tax exception to the Global Intangible Low-Taxed Income (“GILTI”) tax that were retroactive to tax years beginning after December 31, 2017. As a result, the Company recognized a $0.6 million tax benefit in 2020 for the reduction of GILTI tax expense.
The Company recognizes the benefit of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assesses all tax positions for which the statute of limitations remains open. The Company had no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company recognizes any penalties and interest when necessary as income tax expense. There were no penalties or interest recorded during the twelve months ended December 31, 2021 or December 31, 2020.
The Company files income tax returns in the United States, Mexico, and Canada as well as in various state and local jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2018 in the United States, before 2016 in Mexico, and before 2016 in Canada.

14. Leases
On January 1, 2020, the Company adopted the accounting guidance under ASC 842 “Leases”, as issued by the FASB under ASU 2016-02, by applying the modified retrospective method without restatement of comparative periods’ financial information. More information regarding the Company’s accounting policies can be found in Note 3, New Accounting Pronouncements.
The Company leases certain industrial spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to five years. The exercise of lease renewal options is at the

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. As of December 31, 2021, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the consolidated balance sheets consist of the following:

	Classification	December 31, 2021	December 31, 2020
		(dollars in thousands)
Right-of-Use-Assets
Operating	Operating Leases	$9,776	$10,415
Liabilities
Current
Operating	Other accrued liabilities	$1,812	$2,309
Non-current
Operating	Other long term liabilities	8,648	8,911
Total lease liabilities		$10,460	$11,220
Maturity of the Company’s lease liabilities as of December 31, 2021 is as follows:

Estimated Future Lease Liability Maturities
(dollars in thousands)
2022	$2,426
2023	1,756
2024	1,669
2025	1,660
2026	1,471
Thereafter	4,225
Total lease payments	13,207
Less: interest	2,747
Present value of lease payments	$10,460
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate base on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	7	7
Weighted average discount rate	6.52%	6.39%
Lease costs included in the consolidated statements of cash flows are as follows:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,981	$3,335

15. Retirement Plans
The Company maintains a defined contribution plan covering certain full-time salaried employees. Employees can make elective contributions to the plan. The Company contributes 100 percent of an employee’s contribution up to the first 3 percent of each employee’s total compensation and 50 percent for the next 2 percent of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.4 million for the twelve months ended December 31, 2021 and $0.4 million for the twelve months ended December 31, 2020.
16. Related Party Transactions
Effective March 18, 2013, the Company is under a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $0.3 million and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors by any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc. The Company incurred management fees of $0.1 million for the twelve months ended December 31, 2021, before the Forbearance Agreement the Company entered with its lenders suspended the payment of any additional management fees. The Company incurred management fees of $0.2 million for the twelve months ended December 31, 2020. The management agreement had an initial term of five years, expiring on March 18, 2020, and renews automatically each year for additional one-year terms. The current term expires on March 18, 2022. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer collectively own 50% of the equity securities owned by either of them on March 18, 2013.
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
Beginning in February 2021, the Company began utilizing the services of Engauge Workforce Solutions LLC (“Engauge”), a manufacturing and distribution staffing agency. Ms. Kim Korth, a member of the Company’s Board of Directors, is also the Managing Director of Engauge. In March 2021, the Company entered into an agreement with Engauge for its services. The agreement is for an initial term of 12 months and will continue on a month-to-month basis after the initial term. The Company may terminate the agreement, without penalty, following the initial term with 60 days written notice. The Company has incurred fees for Engauge’s services through December 31, 2021 of $0.8 million.

17. Fair Value Measurements
Financial instruments consist of cash equivalents, accounts receivable, accounts payable, and debt. The carrying amount of all significant financial instruments approximates fair value due to either the short maturity or the existence of variable interest rates that approximate prevailing market rates.
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
The Company measures its interest rate swap at fair value on a recurring basis based primarily on Level 2 inputs using an income model based on disparity between variance and fixed interest rates, the scheduled balance of principal outstanding, yield curves, and other information readily available in the market.
The Company assesses goodwill for impairment on at least an annual basis, and more frequently whenever events or changes in circumstances indicate a potential impairment. The quantitative goodwill impairment analysis is based on Level 3 inputs, including forecasted EBITDA margins and future cash flows. Please refer to Note 7 for more information on the Company’s goodwill impairment analysis completed as of September 30, 2021.

18. Contingencies
The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. While uncertainties are inherent in the outcome of such matters, the Company believes that there are no pending proceedings in which the Company is currently involved that will have a material effect on its financial position, results of operations, or cash flow.

19. Earnings Per Share
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
The following table sets forth the reconciliation of the numerator and denominator of basic and diluted loss per share:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
	(dollars in thousands, except per share data)
Numerator:
Net (loss)	$(6,963)	$(5,710)
Denominator:
Weighted average shares outstanding, basic	10,320	9,779
Dilutive effect of stock-based awards	—	—
Weighted average shares outstanding, diluted	10,320	9,779

Basic loss per share	$(0.67)	$(0.58)
Diluted loss per share	$(0.67)	$(0.58)

UNIQUE FABRICATING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the twelve months ended December 31, 2021 and twelve months ended December 31, 2020, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Number of options	846,731	726,500
Exercise price of options	$2.08 - $12.58	$2.36 - $12.58
Warrants (1)	156,320	—
Exercise price of warrants	$3.12	—
________________________________
(1)Includes warrants to purchase 156,320 shares of common stock issued to the underwriters of the Company’s equity issuance in September 2021 with an exercise price of $3.12 per share of common stock, which expire on September 21, 2026.

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
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2021. Based upon that evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2021.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the COSO framework. Based on our evaluation under these criteria, management concluded that as of December 31, 2021, our internal control over financial reporting was effective.
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
Remediation of Previously Reported Material Weaknesses
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 29, 2019 (the “2019 Annual Report”) a material weakness in the Company’s internal control over financial reporting primarily related to limited finance staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We also previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), that we did not maintain effective internal control over financial reporting as of December 31, 2020, based upon the existence of the material weaknesses described below.

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

Control Activities
The material weaknesses noted above contributed to material weaknesses in the control activities component of our system of internal controls based on the criteria established in the COSO framework. We did not develop written policies and procedures with a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential material errors timely. As a result, the following control deficiencies individually constitute material weaknesses:

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

During 2020, the Company recruited and hired a Chief Financial Officer, Corporate Controller, Mexico Plant Controller, Financial Reporting Manager, and Senior Corporate Accountant. While the staffing levels within finance were improved by our recruiting efforts to fill the key roles within finance, the staffing levels throughout 2020 did not sufficiently remediate the previously identified material weakness in the 2019 Annual Report.
During 2021, the Company engaged a third-party firm to assist with the Company’s remediation efforts, and with their assistance, the Company completed a gap analysis of its internal control over financial reporting, implemented certain new or redesigned controls, and completed a risk assessment. The Company, with the assistance of the third-party firm, also completed an assessment of these new or redesigned controls to determine if they were designed and operating effectively. As a result of these actions, management has concluded that the material weaknesses, as identified and reported in the 2020 Annual Reports, have been remediated as of December 31, 2021.
Changes In Internal Control Over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2022 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
The Company has adopted a code of ethics, which applies to its principal executive officer, principal financial officer, and all other employees and non-employee directors of the Company. The Code of Business Conduct, Ethics, and Anti-Bribery is posted on the Company’s website (www.uniquefab.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer and principal financial officer, by posting such information on the Company’s website, at the address specified above.
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

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
Consolidated Statements of Operations for the Twelve Months Ended December 31, 2021 and December 31, 2020
Consolidated Statements of Stockholders' Equity for the Twelve Months Ended December 31, 2021 and December 31, 2020
Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2021 and December 31, 2020

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

10.14*	Real Estate Lease Extension, dated as of December 21, 2018, between Joslyn-Collier I LLC and Unique Fabricating Inc.
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

10.44
First Amendment to Forbearance Agreement, dated as of June 14, 2021, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 15, 2021 and incorporated herein by reference)

10.45
Second Amendment to Forbearance Agreement, dated as of September 21, 2021, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 21, 2021 and incorporated herein by reference)

10.46	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on September 21, 2021 and incorporated herein by reference)
10.47	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 21, 2021 and incorporated herein by reference)
10.48	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 21, 2021 and incorporated herein by reference)
10.49
Third Amendment to Forbearance Agreement, dated as of December 9, 2021, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 9, 2021 and incorporated herein by reference)

10.50
Fourth Amendment to Forbearance Agreement, dated as of February 4, 2022, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 8, 2022 and incorporated herein by reference)

10.51
Fifth Amendment to Forbearance Agreement, dated as of February 25, 2022, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 25, 2022 and incorporated herein by reference)

10.52
Sixth Amendment to Forbearance Agreement, dated as of March 11, 2022, by and between the financial institutions signatory thereto, Citizens Bank, National Association, as Administrative Agent for the Lenders, Unique Fabricating NA, Inc. and Unique-Intasco Canada, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 11, 2022 and incorporated herein by reference)

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

UNIQUE FABRICATING, INC.
(Registrant)

Date: March 24, 2022	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Byrd Douglas Cain III	President and Chief Executive Officer	March 24, 2022
Byrd Douglas Cain III	(Principal Executive Officer)

/s/ Brian P. Loftus	Chief Financial Officer	March 24, 2022
Brian P. Loftus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard L Baum	Chairman of the Board	March 24, 2022
Richard L Baum

/s/ Susan Benedict	Director	March 24, 2022
Susan Benedict

/s/ Patrick W. Cavanagh	Director	March 24, 2022
Patrick W. Cavanagh

/s/ William Cooke	Director	March 24, 2022
William Cooke

/s/ Paul Frascoia	Director	March 24, 2022
Paul Frascoia

/s/ James Illikman	Director	March 24, 2022
James Illikman

/s/ Mary Kim Korth	Director	March 24, 2022
Mary Kim Korth