Form 10-K/A
period 2021-12-31
Unique Fabricating, Inc.
filed 2022-04-29
CIK 1617669

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

EXPLANATORY NOTE
On March 24, 2022, Unique Fabricating, Inc. (“Unique,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
We currently expect that our definitive proxy statement for the 2022 annual meeting of stockholders will be filed in May 2022, which is later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our Directors and their respective ages as of April 18, 2022 are as follows:

Name	Age	Position with the Company	Class	Term Expiration
Richard L. Baum, Jr.(1)	61	Chairman of the Board	III	2024
Susan C. Benedict(1)	55	Director	III	2024
Patrick W. Cavanagh(2)	69	Director	II	2023
William Cooke	61	Director	I	2022
Paul Frascoia(2)	53	Director	II	2023
James Illikman(1)	54	Director	III	2024
Kim Korth(2)	67	Director	I	2022
________________________________
(1)Member of the Compensation Committee
(2)Member of the Audit Committee
The following describes the business experience of each of our current Directors:
Richard L. Baum, Jr. Mr. Baum has served on the board as Chairman since our inception in 2013. Richard joined Taglich Private Equity, LLC in 2005 and currently sits on the boards of BG Staffing, Inc. (NYSE American: BGSF) and other private portfolio companies of Taglich Private Equity. Prior to joining Taglich Private Equity, Mr. Baum led a group that purchased a private equity portfolio from Transamerica. From 1998 to 2003, Mr. Baum was a Managing Director in the small business merger and acquisition practices of Wachovia Securities and its predecessor, First Union Securities. From 1988 through 1998, Mr. Baum was a Principal with the Mid-Atlantic Companies, Ltd., a financial services firm focused on succession planning for high net worth business owners and their families (First Union purchased Mid-Atlantic in 1998). Mr. Baum received a Bachelor of Science Degree from Drexel University and an MBA from the Wharton School of the University of Pennsylvania.
Mr. Baum’s years of executive and management experience, including his service on the boards of other companies, his abilities to evaluate and assist with potential acquisitions and financing opportunities, and his years of service as a director of Unique make him an invaluable member of the Board.
Susan C. Benedict. Ms. Benedict has been a director of the Company since 2019. She has served as Chief Human Resources Officer and Assistant General Counsel - Labor and Employment (“CHRO”) since June 2019 for Stoneridge, Inc. (NYSE: SRI), an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, and off-highway vehicle markets. Ms. Benedict joined Stoneridge in November 2017 as Director of Legal, focused primarily on global labor and employment and compliance matters, until her appointment as CHRO. Prior to Stoneridge, Ms. Benedict served as Senior Counsel for Koch Industries in October 2017 and Corporate Counsel at Guardian Industries from December 2012 to October 2017, where she had global responsibility for employment and labor matters, compliance, and data privacy. Ms. Benedict holds a Bachelor of Arts in Psychology from The Ohio State University, a Master of Business Administration from the University of Detroit Mercy, a Juris Doctor from the Thomas M. Cooley Law School and was admitted to the State Bar of Michigan in 2012. In addition, she was recognized as Top Corporate Counsel by dbusiness magazine in 2017.
Ms. Benedict’s extensive industry experience, including as a chief human resources officer and assistant general counsel of an automotive parts supplier, and her experience dealing with labor, compliance and data privacy matters make her an invaluable member of the Board.
Patrick W. Cavanagh. Mr. Cavanagh has been a Director of the Company since 2020. Mr. Cavanagh has been non-executive Chairman of the Board of National Molding, LLC (“NMC”), a private portfolio company of Taglich Private Equity since May 2020. He was the interim Chief Executive Officer (“CEO”) of NMC from December 2019 to May 2020. National Molding and subsidiaries manufacture plastic injected molded parts for medical, auto, military, recreational, marine and other commercial industries in four plants in the United States and abroad. He was interim CEO and consultant to Red Dot Corporation from January 2018 to July 2018, a supplier of HVAC systems to the heavy-duty truck and off-highway equipment market. He was President and CEO of Genisys Controls (formerly Enovation Controls), from January 2013 to July 2016 and he has served on that company's Board of Directors since its inception in January 2010. Genisys Controls provides customers with complete engine and equipment control solutions for commercial vehicles, off-highway, oil & gas, material handling, agriculture, and recreational vehicles. Mr. Cavanagh previously served as the President, CEO, and a Director of Williams Controls (NYSE: WMCO) from September 2004 to December 2012 leading the company to record growth and profitability and its sale to

Curtiss-Wright Corp (NYSE: CW) in December 2012. Williams designed and manufactured advanced electronic throttle control systems and sensors for the commercial vehicle and off-highway markets. Before Mr. Cavanagh's tenure with Williams Controls, he was the senior executive responsible for gaseous-fueled industrial engine control systems at Woodward (Nasdaq: WWD) from 2002 to 2004. Woodward is a supplier of engine control systems used in commercial vehicle, industrial and gas turbine applications. Prior to Woodward, Mr. Cavanagh was Executive Vice President and General Manager of the Automotive Components Group of Knowles Electronics before its sale to Woodward in 2002. Mr. Cavanagh has a Bachelor of Science in Mechanical Engineering Technology from the Milwaukee School of Engineering. He is currently a board member of Hobbs Bonded Fibers, LLC, a private portfolio Company of Taglich Private Equity, which produces non-woven fabric products for industrial, automotive, and retail markets, National Molding, LLC, and Genisys Controls. Mr. Cavanagh was the 2013/2014 Chairman of the Heavy-Duty Manufacturers Association (HDMA) and the leading trade association for the commercial vehicle and off-highway industry.
Mr. Cavanagh’s years of industry experience, including as a chief executive or other executive officer of various companies, including publicly-held companies, makes him an invaluable member of the Board.
William Cooke. Mr. Cooke has been a director of the Company since our inception. Mr. Cooke joined Taglich Brothers, Inc., a New York-based full-service brokerage firm that specializes in placing and investing in private equity transactions for small private and public companies, in 2012 and participates in sourcing, evaluating, and executing new investments as well as monitoring existing investments. Prior to joining Taglich Brothers, he was a Managing Director of Glenwood Capital LLC from 2010 to 2012, where he advised middle-market clients on capital raising and mergers and acquisitions. From 2001 to 2009, Mr. Cooke sourced, evaluated and executed mezzanine transactions for The Gladstone Companies and BHC Interim Funding II, L.P. Before entering the private equity industry, Mr. Cooke served as a securities analyst primarily covering the automotive and industrial sectors for ABN AMRO Incorporated and McDonald & Company Securities, Inc. Mr. Cooke received his BA degree from Michigan State University and MBA degree from the University of Michigan. He is a Chartered Financial Analyst and a former member of the Board of Directors of APR, LLC.
Mr. Cooke’s financial expertise, his experience in evaluating transactions, his prior experience analyzing the automotive industry, and his years of service as a director of Unique make him an invaluable member of the Board.
Paul Frascoia. Mr. Frascoia has been a director of the Company since our inception. He has been the President and Chief Executive Officer of NMC since June 2020. Prior to joining NMC, Mr. Frascoia was President and Chief Executive Officer of the Critical Process Systems Group, or CPS, and its predecessors from 2007 to 2020. CPS is a group of manufacturing and design companies providing innovative industrial product solutions to an array of industries including semiconductor, chemical processing, industrial gas, mining, power generation, and life sciences. Prior to the establishment of CPS, Mr. Frascoia was the President of Fab-Tech, Inc. from 2005 to 2007 and Chief Financial Officer from 2001 to 2005. Prior to joining Fab-Tech he was Corporate Controller and Treasurer with Burton Snowboards, helping the company manage dramatic growth in core and affiliate brands. Before working for Burton, he was Corporate Controller of the Turtle Fur Company, then the leading global winter sports accessory company. Mr. Frascoia received a Bachelor of Science degree in Business Administration from the University of Vermont in 1990. He holds an inactive CPA license.
Mr. Frascoia'’s years of executive and financial experience including his service as a chief executive and chief financial officer of various companies, and his years of service as a director of Unique make him an invaluable member of the Board.
James Illikman. Mr. Illikman has been a director of the Company since our inception. Mr. Illikman joined Peninsula Capital Partners, LLC, a mezzanine and equity capital fund manager, in 2003 and became a partner in 2005. Mr. Illikman has over twenty years of experience in private equity, mergers and acquisitions, corporate finance and operations management. Prior to joining Peninsula Capital Partners, Mr. Illikman was with Talon Equity Partners, LLC, a middle-market buyout firm, where he was responsible for investment origination and portfolio management. Before Talon Equity Partners, he held positions with Freudenberg-NOK General Partnership, United Technologies Corporation and the predecessor entity to Delphi Corporation. At these firms, Mr. Illikman served in various corporate finance roles. Mr. Illikman has also served as interim President and Chief Financial Officer of companies within his portfolio management responsibility. Mr. Illikman earned both a Bachelor and Master’s in Business Administration degrees from the University of Michigan. He is a member of the CFA Institute.
Mr. Illikman’s years of experience in mergers and acquisitions, corporate finance, operations management, and his years of service as a director of Unique make him an invaluable member of the Board.
Kim Korth. Ms. Korth has been a director of the Company since our inception. She has been a Managing Director of Engauge Workforce Solutions LLC, a manufacturing and distribution staffing provider, since April 2019. She was a founder of 6th Avenue Group in 2017, a firm devoted to improving the sustainability of small manufacturing and technology companies. Ms Korth served as President and Chief Executive Officer of bb7, a privately held product development company based in Madison, Wisconsin in 2018 and 2019. From 2012 to 2017, Ms. Korth was President and Chief Executive Officer of TECHNIPLAS Group, a privately held group of specialized plastics companies that primarily serve the automotive, commercial vehicle, and infrastructure industries. Prior to joining the TECHNIPLAS Group, Ms. Korth was President and Chief Executive

Officer of Supreme Corporation (NYSE American: STS), a producer of specialty vehicles based in Goshen, Indiana, from 2011 to 2012. Ms. Korth holds a B.A. degree from Western Michigan University and a M.I.M. from the American Graduate School of International Management (Thunderbird). She is currently a member of the board of Stoneridge Inc. (NYSE: SRI) and Engauge Workforce Solutions LLC. She is also a member of the Original Equipment Suppliers Association (OESA).
Ms. Korth’s extensive experience in corporate governance issues as a director of a publicly-held corporation, her experience in organizational design, development of strategies for growth and improved performance for automotive suppliers, her insight into industry trends and expectations and recognition as a thought leader in the automotive industry, and her years of service as a director of Unique make her an invaluable member of the Board.
Executive Officers
Our executive officers, their respective ages, and positions with the Company as of April 18, 2022 are as follows:

Name	Age	Position with the Company
Byrd Douglas Cain, III	62	President and Chief Executive Officer
Brian P. Loftus	40	Vice President and Chief Financial Officer
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
Corporate Governance
Our business and affairs are managed under the direction of our Board of Directors. The composition of our Board of Directors prior to our IPO was governed by the terms of the Stockholders Agreement among the Company and the stockholders named therein, dated March 18, 2013, or the Stockholders Agreement, pursuant to which the Taglich founding investors, as defined, designated Richard L. Baum, Jr., William M. Cooke, Paul Frascoia and Donn Viola (retired at the 2020 Annual Meeting of Stockholders) as directors. Pursuant to the Stockholders Agreement, Peninsula designated James Illikman and Kim Korth as directors. The Stockholders Agreement terminated upon the completion of the offering, except for certain registration rights. However, pursuant to a director nomination agreement which was effective upon the completion of our IPO, Peninsula has the right to nominate one director until such time as its beneficial ownership of our common stock is less than 5% of our total outstanding shares of common stock. As of April 18, 2022, Peninsula beneficially owns 13.58% of our shares of common stock.
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
▪The Class II directors are Messrs. Cavanagh and Frascoia, and their terms will expire at the 2023 annual meeting of stockholders; and
▪The Class III directors are Mr. Baum, Ms. Benedict and Mr. Illikman, and their terms will expire at the 2024 annual meeting of stockholders.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
Our Board of Directors met seven times during 2021. Under the Company’s corporate governance guidelines, board members are expected to attend all meetings of the board committees on which they serve, and will not be compensated by the Company for meetings they do not attend. Each director serving on the board in 2021 attended at least 75% of the total number of meetings of the board and of the committees on which he or she served during the time he or she was on the board in 2021. Our corporate governance guidelines are available on our corporate website at www.uniquefab.com. Our website is not part of this Annual Report on Form 10-K. Also, the Company does not have a formal policy concerning attendance by directors at the annual meeting of stockholders.
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
Audit Committee
The Audit Committee is responsible for, among other matters: (1) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered public accounting firm’s qualifications, independence and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (6) reviewing and approving related party transactions. The Audit Committee met seven times during 2021 and all committee members were present at all meetings.
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
Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, chief executive officer, and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans. The Compensation Committee met four times during 2021 and all committee members were present at all meetings.
Our Compensation Committee consists of Mr. Baum, Ms. Benedict and Mr. Illikman. Our Board of Directors adopted a written charter for the Compensation Committee, which is available on our corporate website at www.uniquefab.com. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.
Risk Oversight
Our Board of Directors is currently responsible for overseeing our risk management process. The board focuses on our general risk management strategy and the most significant risks facing us and ensures that appropriate risk mitigation strategies are implemented by management. The board is also apprised by management of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.
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
Leadership Structure of the Board of Directors
The positions of Chairman of the Board and Chief Executive Officer are presently separated. Our Chief Executive Officer does not serve on our board. The Company believes separating these two positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing our Chairman of the Board to focus on the Board and its role of providing advice to and independent oversight of management. Our Board believes that having separate positions is the appropriate leadership structure for the Company at this time and demonstrates our commitment to good corporate governance.
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
Involvement in Certain Legal Proceedings
None of our directors or executive officers has been involved in any of the following events during the past ten years: (1) any bankruptcy petition under federal bankruptcy or state insolvency laws filed by or against any business of which such person was a general partner or executive officer either at the time of the filing or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities, commodities, investment advisory, or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject, or a party to any Federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, superseded or vacated related to an illegal violation of Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies or law or regulation prohibiting mail or wire or fraud in connection with any business entity; or (6) being the subject of or party to any sanction or order, not subsequently reversed, superseded or vacated of any self regulatory organization, any registered entity or equivalent organization that has disciplinary authority over its method.
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

The late Form 3 and first late Form 4 was the result of administrative delays by us gaining control of the filer’s EDGAR account. The second late Form 4 was the result of an administrative delay by the filer.

Prohibited Transactions
Directors and executive officers of the Company are prohibited from trading in the Company’s equity securities during a blackout period imposed under any “individual account” retirement or pension plan of the Company, during which at least 50% of the plan participants are unable to purchase, sell or otherwise acquire or transfer an interest in equity securities of the Company, due to a temporary suspension of trading by the Company or the plan fiduciary.
Covered Persons, including any person’s spouse, other persons living in such person’s household and minor children and entities over which such person exercises control, are prohibited from engaging in the following transactions in the Company’s securities unless advance approval is obtained from the compliance officer:
•Short-term trading. Covered Persons who purchase Company securities may not sell any Company securities of the same class for at least six months after the purchase;
•Short sales. Covered Persons may not sell the Company’s securities short;
•Options trading. Covered Persons may not buy or sell puts or calls or other derivative securities on the Company’s securities;
•Trading on margin or pledging. Covered Persons may not hold Company securities in a margin account or pledge Company securities as collateral for a loan; and
•Hedging. Covered Persons may not enter into hedging or monetization transactions or similar arrangements with respect to Company securities.
Item 11. Executive Compensation
Compensation Discussion and Analysis
This section provides information about executive compensation for the Company’s 2021 named executive officers (“NEOs”), who are:
▪Byrd Douglas Cain, III – President and Chief Executive Officer; and
▪Brian P. Loftus – Vice President and Chief Financial Officer.
No other individuals served as an executive officer during the year ended December 31, 2021. This section also provides qualitative and quantitative information regarding the manner and context in which compensation is awarded to and earned by our NEOs and is intended to place in perspective the data presented in the tables and narratives that follow.
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
Annual Incentive Bonuses
In response to the COVID-19 pandemic, the Company suspended its annual cash incentive bonuses. As such, our NEOs were not eligible to receive bonuses with respect to fiscal year 2021 or fiscal year 2020.

Bonuses, in the past, have been based on a combination of corporate performance against the Financial Plan approved by the Board of Directors and performance against certain individual goals and objectives. Bonuses have been paid only if at least 80% of the Financial Plan results are achieved. Performance between 90% to 100% of Plan reduces the bonus multiplier by two times the shortfall. For example, 90% of planned performance would result in a 80% available pool of targeted bonuses. Conversely, performance between 100% and 110% of Plan increases the bonus multiplier by two times the overage. For performance between 80% and 90% of Plan, there is a curve that would reduce the available bonus pool to 25% to 80% of target, and for performance above 110% of Plan, the curve would increase the available bonus pool to 120% to a maximum of 175% of target. The actual bonus paid is the potential bonus based on corporate performance, factored by the individual’s achievement of personal goals and objectives.
Long-Term Equity Compensation
The Company currently has a 2013 Stock Incentive Plan and 2014 Omnibus Performance Award Plan with respect to the grant of equity incentive awards to our executive officers, as the Company believes that equity grants provide our executives with a strong link to our long-term performance, and help align the interests of our executives and our stockholders. Accordingly, our Compensation Committee periodically reviews the equity incentive compensation of our executive officers and from time to time may grant equity incentive awards to them.
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
As of the date of April 18, 2022, we have awarded options to our current NEOs for an aggregate 113,136 shares of our common stock with a weighted average exercise price of $2.94 per share under the 2013 Stock Incentive Plan.
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
As of April 18, 2022, there are outstanding options to our current NEOs for an aggregate 271,087 shares of our common stock at a weighted average exercise price of $2.94 per share under the 2014 Omnibus Performance Award Plan.
Other Compensation and Supplemental Benefits
Our NEOs are also allowed certain other compensation which includes a car allowance for Mr. Cain. Our NEOs are also eligible for the following benefits on a similar basis as our other eligible employees:
▪health, dental, and vision insurance;
▪vacation, personal holidays and sick days;
▪life insurance and supplemental life insurance;
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
Post-Employment Compensation
Mr. Cain’s employment agreement described in “Executive Employment Arrangements” below provides that upon termination by the Company without cause or if the Company delivers a notice of non-renewal, Mr. Cain would be entitled to receive payment of his base annual salary for fifty-two weeks or until such time as the executive accepts employment with another company, whichever period is shorter, and, if Mr. Cain elects COBRA coverage, he would be entitled to continuation of all benefits during the 12 month period, in accordance with our standard compensation and payroll procedures for active employees participating in such plans. Mr. Cain would also be entitled to receive his monthly car allowance. Receipt of these severance benefits is contingent on the execution of a general release of claims in favor of the Company and its affiliates and compliance with Mr. Cain’s obligations under the employment agreement, including non-compete, non-solicitation and non-disclosure covenants, and under equity holder or other agreements.
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

Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2021 and December 31, 2020:

Name and Principal Position	Year	Salary	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Other Compensation (5)	Total
Byrd Douglas Cain, III, President and Chief Executive Officer(1)	2021	$400,000	$59,445	$—	$29,200	$488,645
	2020	$400,000	$—	$—	$29,200	$429,200
Brian P. Loftus, Vice President and Chief Financial Officer(2)	2021	$270,000	$34,777	$—	$9,900	$314,677
	2020	$199,432	$53,000	$—	$13,800	$266,232
________________________________
(1)Mr. Cain was appointed President and Chief Executive Officer effective September 30, 2019 with an annual base salary of $400,000. Following the termination of the former CFO’s employment with the Company, Mr. Cain served as Interim Chief Financial Officer for the Company beginning on October 11, 2019 until Mr. Loftus’ appointment became effective on April 6, 2020.
(2)Mr. Loftus was appointed Vice President and Chief Financial Officer effective April 6, 2020 with an annual base salary of $270,000.
(3)All amounts in this column were calculated in accordance with FASB ASC Topic 718 and represent the aggregate grant date fair value of each option award granted during the fiscal years shown. On May 4, 2021, Messrs. Cain and Loftus received 13,304 and 7,783 stock options, respectively, under the 2014 Omnibus Performance Award Plan. On June, 11, 2021, Messrs. Cain and Loftus received 17,751 and 10,385 stock options, respectively, under the 2013 Incentive Plan. On April 6, 2020, Mr. Loftus received 37,500 stock options under the 2014 Omnibus Performance Award Plan and 12,500 stock options under the 2013 Stock Incentive Plan.
(4)In response to the COVID-19 pandemic the Company suspended its annual incentive bonus plan for 2021 and 2020 and thus our NEOs were not eligible for an annual cash bonus in 2021 or 2020.
(5)This column includes car allowances, Company paid 401(k) contributions, and other compensation for the NEOs (including temporary living and travel expenses for Mr. Loftus in 2020). Specifically for 2021: (A) Mr. Cain received a car allowance in the amount of $18,000; and (B) Messrs. Cain and Loftus received $11,200 and $9,900, respectively, for Company contributions to the 401(k) plans.
Outstanding Equity Awards as of December 31, 2021
The following table sets forth information regarding outstanding stock options held by our NEOs as of December 31, 2021. Our NEOs did not hold any restricted stock or other awards as of December 31, 2021.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (1)	Option Expiration Date
Byrd Douglas Cain, III	9/30/2019(2)	84,000	201,000	$2.89	9/30/2029
	5/4/2021(3)	2,661	10,643	$4.51	5/4/2031
	6/11/2021(4)	17,751	—	$3.31	6/11/2031
Brian P. Loftus	4/6/2020(5)	10,000	40,000	$2.36	4/6/2030
	5/4/2021(3)	1,557	6,226	$4.51	5/4/2031
	6/11/2021(4)	10,385	—	$3.31	6/11/2031
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
(3)On May 4, 2021, Messrs. Cain and Loftus received 13,304 and 7,783 stock options, respectively, under the 2014 Omnibus Performance Award Plan with 20% of each award vesting immediately and 80% in four substantially equal 20% installments on May 4, 2022, May 4, 2023, May 4, 2024, and May 4, 2025.
(4)On June 11, 2021, Messrs. Cain and Loftus received 17,751 and 10,385 stock options, respectively, under the 2013 Stock Incentive Plan with each award vesting immediately.

(5)On April 6, 2020, Mr. Loftus received 37,500 stock options under the 2014 Omnibus Performance Award Plan and 12,500 stock options under the 2013 Stock Incentive Plan. The 37,500 stock option under the 2014 Omnibus Performance Award Plan vests as follows: (A) 25,000 stock options are time-based with 40% vesting on April 6, 2021 and in three substantially equal 20% installments on April 6, 2022, April 6, 2023, and April 6, 2024; (B) 6,500 stock options vest once the closing price of the Company’s common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days; and (C) 6,250 stock options vest once the closing price of the Company’s common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days. The 12,500 stock options under the 2013 Stock Incentive Plan vest as follows: (A) 6,250 stock options vest once the closing price of the Company’s common stock is in excess of $7.50 per share for 10 out of 20 consecutive trading days; and (B) 6,250 stock options vest once the closing price of the Company’s common stock is in excess of $12.50 per share for 10 out of 20 consecutive trading days.
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
Director Compensation
Our Directors received cash fees for their service on our Board of Directors and committees of our Board of Directors during 2021 and did not receive equity or other compensation during 2021. The following table provides information regarding total compensation that was granted to our non-employee directors during the year ended December 31, 2021.

Director Name	Board Fees	Equity Compensation(1)	Other Compensation	Total
Richard L. Baum, Jr.(2)	$50,000	$—	$—	$50,000
Susan C. Benedict	$25,000	$—	$—	$25,000
William Cooke(2)	$25,000	$—	$—	$25,000
Patrick W. Cavanagh	$25,000	$—	$—	$25,000
Paul Frascoia	$25,000	$—	$—	$25,000
James Illikman	$25,000	$—	$—	$25,000
Kim Korth	$25,000	$—	$—	$25,000
________________________________
(1)The amounts in this column reflect the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) of the stock option awards made to any of our directors during 2021.
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
The following table includes equity compensation plan information as of December 31, 2021, the Company’s last day of its 2021 fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	846,731	(1)	$4.00	172,949	(2)
Equity compensation plans not approved by security holders	156,320	(3)	$3.12	—
Total	1,003,051		$3.87	172,949
________________________________
(1)Consists of (i) 190,136 shares to be issued upon exercise of outstanding options under the 2013 Plan, as of December 31, 2021, and (ii) 656,595 shares to be issued upon exercise of outstanding options under the 2014 Plan as of December 31, 2021.
(2)Consists of (i) 137,544 shares that remained available for future issuance under the 2013 Plan as of December 31, 2021 and (ii) 35,405 shares that remained available for future issuance under our 2014 Plan as of December 31, 2021.
(3)Consists of 156,320 warrants issued on September 21, 2021, to Taglich Brothers, Inc.

Security Ownership of Certain Beneficial Owners and Management
The table sets forth certain information with respect to the beneficial ownership of our common stock as of April 18, 2022, except as otherwise indicated, by:
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

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number		Percentage
Five percent stockholders
The Peninsula Fund V, Limited Partnership 500 Woodward Avenue, Suite 2800, Detroit, Michigan 48226	1,594,632	(2)	13.58%
Michael N. Taglich 37 Main Street, Cold Spring Harbor, New York 11724	965,753	(3)	8.21%
Alvin Fund LLC 215 West 98th Street, Apt 10A, New York, New York 10025	853,096	(4)	7.27%
Pacific Ridge Capital Partners, LLC 4900 Meadows Road, Suite 320, Lake Oswego, Oregon 97035	746,072	(5)	6.36%
Robert Taglich 37 Main Street, Cold Spring Harbor, New York 11724	681,901	(6)	5.80%
Directors and named executive officers
Byrd Douglas Cain, III, President and Chief Executive Officer	134,213	(7)	1.13%
Brian P. Loftus, Vice President and Chief Financial Officer	28,498	(8)	0.24%
Richard L. Baum, Jr., Chairman	363,834	(9)	3.09%
Susan C. Benedict, Director	4,444		0.04%
Patrick Cavanagh, Director	20,733		0.18%
William Cooke, Director	77,174	(10)	0.66%
Paul Frascoia, Director	46,650	(11)	0.40%
James Illikman, Director	7,500	(11)	0.06%
Kim Korth, Director	37,500	(12)	0.32%
All executive officers and directors as a group (nine persons)	720,546	(13)	6.02%
________________________________
(1)Based upon 11,733,147 outstanding shares of common stock, as of April 18, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days as of April 18, 2022 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)The number set forth in the table is based on the Schedule 13G/A for Peninsula Fund V, Limited Partnership filed with the SEC on February 14, 2022 and includes 7,500 exercisable options granted to Mr. Illikman. Peninsula’s President and Chief Investment Officer, Scott A. Reilly, exercises sole voting and dispositive power for the shares beneficially owned by Peninsula.
(3)The number set forth in the table includes 27,054 shares of common stock subject to currently exercisable warrants and excludes 15,000 shares of common stock owned by Mr. Taglich’s spouse, for which he disclaims beneficial ownership.
(4)The number set forth in the table is based on the Schedule 13G/A for Alvin Fund LLC filed with the SEC on October 1, 2021.
(5)The number set forth in the table is based on the Schedule 13G/A for Pacific Ridge Capital Partners, LLC filed with the SEC on February 14, 2022.
(6)The number set forth in the table includes 27,054 shares of common stock subject to currently exercisable warrants.
(7)The number set forth in the table includes 107,073 exercisable options.
(8)The number set forth in the table includes 28,498 exercisable options.
(9)The number set forth in the table includes shares owned by an investment partnership controlled by Mr. Baum, shares owned by family trusts, 7,500 exercisable options, and 19,540 shares of common stock subject to currently exercisable warrants.
(10)The number set forth in the table includes 7,500 exercisable options and 15,632 shares of common stock subject to currently exercisable warrants.
(11)The number set forth in the table includes 7,500 exercisable options for each of Messrs. Frascoia and Illikman.
(12)The number set forth in the table includes 37,500 exercisable options.
(13)With the exception of Messrs. Baum and Cain, each director and NEO beneficially owns less than one percent of the outstanding shares of the Common Stock. Includes currently exercisable options and shares of common stock subject to currently exercisable warrants as set forth in notes 7, 8, 9, 10, 11, and 12.

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
Transactions with Taglich
Formation. Taglich Private Equity, LLC sourced and sponsored our formation in March 2013 under the name UFI Acquisition, Inc. exclusively for the purpose of effecting the acquisition of all of the outstanding shares of Unique Fabricating, Inc. Unique Fabricating, Inc. subsequently changed its name to Unique Fabricating NA, Inc. and we subsequently changed our name to Unique Fabricating, Inc. Taglich Private Equity, LLC has been sourcing and sponsoring leveraged buyouts of companies since 2000 and often retains Taglich Brothers, Inc. as the equity capital placement agent for these transactions. Richard L. Baum. Jr., the Chairman of our board of directors, is an associate of Taglich Private Equity, LLC. Robert Taglich and Michael Taglich each is a beneficial owner of 5% or more of our common stock, and is a principal of Taglich Brothers, Inc., and William Cooke, one of our directors, is employed by Taglich Brothers, Inc.
Management Services Agreement.  In March 2013, the Company entered into a management services agreement with Taglich Private Equity, LLC. Under this agreement, the Company has been provided advisory and management services in consideration of an annual management fee, payable in monthly installments. Effective upon completion of the IPO, the agreement was amended to reduce the annual management fee of $300,000 by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the Company’s board of directors by any director who is a related person (as defined in Rule 5110 of the FINRA Manual) of Taglich Private Equity, LLC or Taglich Brothers, Inc. In accordance with the amendment, the Company paid a total fee of $225,000 during 2019. Pursuant to the terms of the Management Services Agreement, in addition to the annual management fee, the Company will pay Taglich Private Equity, LLC a fee for each acquisition by the Company during the term of the agreement or in the event of the sale of the entire Company calculated as follows: 5% of the first $1 million of value; 4% of the second $1 million of value; 3% of the third $1 million of value; 2% of the fourth $1 million of value, and 1% of the value paid over $4 million. If the Company or any subsidiary pays for investment banking services in connection with any acquisition by the Company or any subsidiary or the sale of the Company, the transaction fee payable to Taglich Private Equity, LLC will be reduced dollar for dollar by any fees paid to a third party investment banker or broker. The services provided to us by Taglich Private Equity, LLC include providing advice and counsel to the directors, executives and personnel of the Company and its subsidiaries through and including: (1) participation in business and strategic planning sessions and reviewing and commenting on business and strategic plans and agreements; (2) identifying and/or communicating with potential strategic partners, as and to the extent requested by the Company and/or its subsidiaries; (3) providing guidance and recommendations and participating in management strategy sessions regarding acquisitions or financings; and (4) participating in the strategy and implementation of the growth activities of the Company and/or its subsidiaries. In addition, Taglich Private Equity, LLC will act as the Company’s and its subsidiaries’ financial advisor in connection with certain transactions including: (1) assisting the Company and/or its subsidiaries in identifying and contacting potential purchasers of the assets or securities of the Company and/or its subsidiaries; (2) advising and assisting the Company and/or its subsidiaries in negotiating the terms and conditions of a transaction; and (3) analyzing the valuation of the Company and/or its subsidiaries or such other entity in connection with a transaction. The agreement currently expires on March 18, 2023, and renews automatically each year for an additional one-year term. The agreement will also terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, as each is defined, no longer collectively own 50% of the equity securities owned by either of them on March 18, 2013.
2021 Equity Transaction and Warrants. On September 21, 2021, the Company issued 1,954,000 shares of common stock at a price of $2.25 per share for gross proceeds of $4,396,500 in an offering exempt from registration under the Securities Act of 1933. Taglich Brothers, Inc. acted as placement agent in this offering and received selling commissions equal to 8% of the gross proceeds, approximately, and expenses of $44,000. Taglich Brothers also received warrants to purchase 156,320 shares of common stock, exercisable for five years, at a price per share of $3.12. Members of our Board purchased shares of Common Stock in the offering.

Transactions with Engauge Workforce Solutions LLC
Beginning in February 2021, the Company began utilizing the services of Engauge Workforce Solutions LLC (“Engauge”), a manufacturing and distribution staffing agency. Ms. Korth is Managing Director of Engauge. In March 2021, the Company entered into an agreement with Engauge for its services. The agreement is for an initial term of 12 months and will continue on a month-to-month basis after the initial term. The Company may terminate the agreement, without penalty, following the initial term with 60 days written notice. The Company has incurred fees for Engauge’s services through December 31, 2021 of $820,789.
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

Item 14. Principal Accounting Fees and Services
Principal Accounting Fees and Services
The following table presents fees for professional services rendered by Deloitte & Touche LLP (Detroit, MI, PCAOB ID: 34), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) during fiscal year 2021 and 2020:

	December 31, 2021	December 31, 2020
Audit Fees (1)	$622,000	$340,000
Audit-Related Fees (2)	50,000	59,000
Tax Fees (3)	259,000	332,300
Total	$931,000	$731,300
_________________________________
(1)Audit Fees: These fees include fees related to the audit of the Company’s annual financial statements for 2021 and 2020 by Deloitte & Touche LLP. Also includes review of the Company’s quarterly financial statements for 2021 and 2020.
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
Pre-Approval of Audit and Non Audit Services
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor and to not engage the independent auditor to perform the non-audit services proscribed by law or regulation. All services provided by the independent registered public accounting firm in fiscal year ended December 31, 2021 were properly pre-approved by the Audit Committee.

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

10.14	Real Estate Lease Extension, dated as of December 21, 2018, between Joslyn-Collier I LLC and Unique Fabricating Inc.
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

21.1	List of subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2022 and incorporated herein by reference)
23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2022 and incorporated herein by reference)
31.1
Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2022 and incorporated herein by reference)

31.2
Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.2 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2022 and incorporated herein by reference)

31.3*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2022 and incorporated herein by reference)

32.2
Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.2 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2022 and incorporated herein by reference)

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

UNIQUE FABRICATING, INC.
(Registrant)

Date: April 29, 2022	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)