Form 10-Q
period 2022-03-31
Unique Fabricating, Inc.
filed 2022-05-12
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of April 29, 2022, the registrant had 11,733,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and as of December 31, 2021 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 (unaudited) and three months ended March 31, 2021 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022 (unaudited) and the three months ended March 31, 2021 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and the three months ended March 31, 2021 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3.	Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
	Item 4.	Controls and Procedures	24
Part II.	Other Information
	Item 1.	Legal Proceedings	25
	Item 1A.	Risk Factors	25
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
	Item 3.	Defaults Upon Senior Securities	25
	Item 4.	Mine Safety Disclosures	25
	Item 5.	Other Information	25
	Item 6.	Exhibits	26
		Signatures	27

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$752	$742
Accounts receivable, net of reserves of approximately $1.1 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively	26,566	23,469
Inventory, net	13,477	13,770
Prepaid expenses and other current assets:
Prepaid expenses and other	3,099	3,270
Refundable taxes	4,342	3,738
Total current assets	48,236	44,989
Property, plant, and equipment, net	21,981	22,567
Goodwill	16,996	16,996
Intangible assets	4,700	5,161
Other assets
Operating leases	9,757	9,776
Investments, at cost	1,054	1,054
Deposits and other assets	775	755
Deferred tax asset	2,379	2,379
Total assets	$105,878	$103,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,117	$10,056
Current maturities of long-term debt	27,713	28,884
Income taxes payable	311	303
Revolver, current maturities	19,336	19,541
Accrued compensation	1,709	1,149
Other accrued liabilities	3,237	3,478
Total current liabilities	66,423	63,411
Long-term debt, net of current maturities	—	—
Other long-term liabilities:
Other liabilities	8,856	9,139
Total liabilities	75,279	72,550
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 11,733,147 and 11,733,147 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12	12
Additional paid-in-capital	50,390	50,349
Accumulated deficit	(19,803)	(19,234)
Total stockholders’ equity	30,599	31,127
Total liabilities and stockholders’ equity	$105,878	$103,677
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$35,312	$34,798
Cost of sales	30,534	28,936
Gross profit	4,778	5,862
Selling, general, and administrative expenses	4,972	5,814
Operating income (loss)	(194)	48
Other income (expense):
Other, net	(59)	18
Interest expense	(481)	(693)
Other expense, net	(540)	(675)
Loss before income taxes	(734)	(627)
Income tax expense (benefit)	(165)	442
Net loss	$(569)	$(1,069)
Net loss per share:
Basic	$(0.05)	$(0.11)
Diluted	$(0.05)	$(0.11)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2021	11,733,147	$12	$50,349	$(19,234)	$31,127
Net loss	—	—	—	(569)	(569)
Stock option expense	—	—	41	—	41
Balance - March 31, 2022	11,733,147	$12	$50,390	$(19,803)	$30,599

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865
Net loss	—	—	—	(1,069)	(1,069)
Stock option expense	—	—	27	—	27
Balance - March 31, 2021	9,779,147	$10	$46,153	$(13,340)	$32,823

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(569)	$(1,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,276	1,644
Amortization of debt issuance costs	56	45
Loss on sale of assets	—	14
Bad debt adjustment	(72)	(118)
Loss (gain) on derivative instrument	(380)	(185)
Stock option expense	41	27
Accrued in-kind interest on long term debt	39	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(3,025)	(3,142)
Inventory	293	(1,611)
Prepaid expenses and other assets	(452)	1,317
Accounts payable	4,107	3,485
Other assets and liabilities, net	444	(317)
Net cash provided by operating activities	1,758	90
Cash Flows from Investing Activities:
Capital expenditures	(229)	(1,530)
Proceeds from sale of property, plant, and equipment	—	65
Net cash used for investing activities	(229)	(1,465)
Cash Flows from Financing Activities:
Net change in bank overdraft	(46)	(922)
Payments on term loans and capital expenditure line	(1,228)	(1,007)
Payments on revolving credit facilities	(13,824)	(6,280)
Proceeds from revolving credit facilities	13,579	11,553
Net cash provided by (used for) financing activities	(1,519)	3,344
Cash and Cash Equivalents:
Net increase in cash and cash equivalents	10	1,969
Cash and cash equivalents at beginning of period	742	760
Cash and cash equivalents at end of period	$752	$2,729
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$774	$815
Cash paid for income taxes	$112	$226

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation
Nature of Business
Unique Fabricating, Inc. (the “Company”) engineers and manufactures components for customers in the transportation, appliance, medical, and consumer / off-road markets. The Company’s solutions are comprised of multi-material foam, rubber, and plastic components, and utilized in noise, vibration and harshness (“NVH”) management, acoustical management, water and air sealing, decorative and other functional applications. The Company leverages proprietary manufacturing processes, including die cutting, thermoforming, compression molding, fusion molding, and reaction injection molding to manufacture a wide range of products, including air management products, heating, ventilating, and air conditioning (“HVAC”), seals, fender stuffers, air ducts, acoustical insulation, door water shields, gas tank pads, light gaskets, topper pads, mirror gaskets, glove box liners, personal protection equipment, and packaging. The Company operates as one reportable segment and is headquartered in Auburn Hills, Michigan.
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The interim results for the periods presented may not be indicative of the Company's actual annual results. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Going Concern
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of December 31, 2020 and March 31, 2021, the Company was in violation of its financial covenants, as defined in the Company’s Credit Agreement (Note 6). The Company entered into a forbearance agreement, dated April 9, 2021, which allowed the Company to be able to borrow on its revolving line of credit, subject to the terms and conditions to making a revolving credit advance, including availability, and the lenders agreed, subject to the terms of the forbearance agreement, as amended, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt. As of September 30, 2021, the Company was also in violation of the required Minimum Consolidated EBITDA covenant (as amended by the Second Amendment to the Forbearance Agreement dated September 21, 2021).
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 11, 2022, the Company entered into the Sixth Amendment to Forbearance Agreement, which extends the Forbearance Period from March 11, 2022, to May 30, 2022. The Company intends to use the latest extension of its Forbearance Agreement, provided by the Sixth Amendment, to pursue a cure or waiver of financial covenant defaults and amended credit agreement
The defaults, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement, totaling $47.0 million, has been classified as current as of March 31, 2022. The Company does not have sufficient cash and cash equivalents on hand or available liquidity to repay such debt or meet its obligations as they become due through twelve months from date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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
Concentration Risks
The Company is exposed to significant concentration risks as follows:
Customer and Credit — During the three months ended March 31, 2022 and March 31, 2021, the Company’s net sales were principally derived from customers engaged in the North American automotive industry.  The following table presents the Company's sales directly to General Motors Company (“GM”), Yanfeng Automotive Interiors, Stellantis N.V. (formerly Fiat Chrysler Automobiles), and Ford Motor Company (“Ford”) as a percentage of total net sales:

	Three Months Ended March 31,
	2022	2021
General Motors Company	9%	7%
Yanfeng Automotive Interiors	10%	7%
Stellantis N.V.	8%	6%
Ford Motor Company	5%	5%
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

	Three Months Ended March 31,
	2022	2021
Mexico	25%	23%
Canada	9%	10%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the percentage of the Company's total net sales represented by net sales from operations located in Mexico and Canada:

	Three Months Ended March 31,
	2022	2021
Mexico	26%	24%
Canada	9%	10%
Labor Markets — At March 31, 2022, 49% of our employees were working in the United States, 48% were working in Mexico, and 3% were working in Canada. In the United States manufacturing facilities, 29% were covered under a collective bargaining agreement which expires in August 2022 while another 15% were covered under a separate collective bargaining agreement that expires in February 2023.
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
In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform”. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or any other reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform (Topic 848). The amendments in this ASU clarify that certain option expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. The Company is currently assessing which contracts may be affected.
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net Sales
Transportation	$31,449	$31,244
Appliance	3,124	3,135
Other	739	419
Total	$35,312	$34,798
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

4. Inventory
Inventories consist of the following:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Raw materials	$9,472	$9,242
Work in progress	1,195	990
Finished goods	2,810	3,538
Total inventory	$13,477	$13,770
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $1.4 million at March 31, 2022 and $1.2 million at December 31, 2021.
Included in inventory are assets located in Mexico with a carrying amount of $3.7 million at March 31, 2022 and $4.0 million at December 31, 2021, and assets located in Canada with a carrying amount of $1.2 million at March 31, 2022 and $1.1 million at December 31, 2021.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

	March 31, 2022	December 31, 2021	Depreciable Life – Years
	(dollars in thousands)
Land	$538	$538
Buildings	7,630	7,630	23 – 40
Shop equipment	26,108	26,049	7 – 10
Leasehold improvements	1,283	1,283	3 – 10
Office equipment	3,048	3,047	3 – 7
Mobile equipment	50	50	3
Construction in progress	1,724	1,554
Total cost	40,381	40,151
Less: Accumulated depreciation	18,400	17,584
Net property, plant, and equipment, net	$21,981	$22,567
Depreciation expense was $0.8 million for the three months ended March 31, 2022, and $0.7 million for the three months ended March 31, 2021.
Included in property, plant, and equipment, net are assets located in Mexico with a carrying amount of $3.5 million and $3.5 million at March 31, 2022 and December 31, 2021, respectively, and assets located in Canada with a carrying amount of $0.4 million and $0.4 million at March 31, 2022 and December 31, 2021, respectively.

6. Long-term Debt
The Company’s long-term debt consists of the following:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
US Term Loan, payable to lenders in quarterly installments of $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.5% per annum at March 31, 2022 and December 31, 2021. At March 31, 2022, the balance of the US Term Loan is presented net of a debt discount of $113 thousand from costs paid to or on behalf of the lenders.	$19,607	$20,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.5% per annum at March 31, 2022 and December 31, 2021. At March 31, 2022, the balance of the CA Term Loan is presented net of a debt discount of $49 thousand from costs paid to or on behalf of the lenders.	7,082	7,437
Capital expenditure line payable to lenders in quarterly installments of 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.5% per annum at March 31, 2022 and December 31, 2021.	1,024	1,064
Total debt excluding Revolver	$27,713	$28,884
As of March 31, 2022 and December 31, 2021, the fair value of the Company’s debt approximates book value based on the variable terms.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2022, $19.6 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.50% percent per annum at March 31, 2022, and is secured by substantially all of the Company’s assets. At March 31, 2022, the maximum additional available borrowings under the Revolver was $5.2 million, which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities.
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
On June 14, 2021, the Company entered into the First Amendment to the Forbearance Agreement, which among other things, extended the forbearance period from June 15, 2021 to February 28, 2022 and waived the testing of the Maximum Total Leverage Ratio and Minimum Debt Service Coverage ratios for the duration of the Forbearance Period. The First Amendment also substituted Minimum Liquidity and Minimum Consolidated EBITDA requirements which would be tested monthly beginning with the month ending July 31, 2021. During the extended period, the Company was able to borrow under the revolving line of credit, subject to availability and satisfaction of certain other conditions.
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
On December 9, 2021, the Company entered into the Third Amendment to Forbearance Agreement. As previously reported, the Company was in violation of the required Minimum Consolidated EBITDA Covenant (as amended by the Second Amendment to the Forbearance Agreement) as of September 30, 2021. The Lenders in the Third Amendment to the Forbearance Agreement, among other things, agreed to forbear with respect to the Minimum Consolidated EBITDA covenant violation and to suspend the Minimum Consolidated EBITDA covenant during the remainder of the forbearance period. The Third Amendment includes a new covenant tested weekly on a rolling basis, beginning December 15, 2021, and required that the Company’s actual cumulative total cash disbursements for the period being tested to not exceed total cash disbursements projected by the Company for the same period by more than 15% at any time during the forbearance period. The Third Amendment also reduced the Revolving Credit Aggregate Commitment from $27 million to $25 million.
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
At March 31, 2022 and December 31, 2021, unamortized debt issuance costs were $0.2 million and $0.2 million, respectively, while amounts paid to or on behalf of lenders presented as unamortized debt discounts were $0.2 million and $0.2 million, respectively.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.1 million for the three months ended March 31, 2022, and $0.1 million for the three months ended March 31, 2021.
Covenant Compliance
The Amended and Restated Credit agreement, as further amended and forbore by the Forbearance Agreement, as amended, contains the following financial covenants:
Maximum Total Leverage Ratio
The Total Leverage Ratio, as defined in the Credit Agreement, as amended, may not exceed (i) 3.75 to 1.00, with respect to the fiscal quarter ended as of September 30, 2020; (ii) 3.50 to 1.00, with respect to the fiscal quarter ended December 31, 2020; (iii) 3.25 to 1.00, with respect to the fiscal quarters ended March 31, 2021 and June 30, 2021; and (iv) 3.00 to 1.00, with respect to each fiscal quarter thereafter. For purposes of calculating the Total Leverage Ratio, “Consolidated EBITDA”, as defined, shall be determined (i) with respect to the fiscal quarter ended as of September 30, 2020, for the single fiscal quarter then ended, multiplied by 4,(ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, multiplied by 2, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, multiplied by 4/3, and (iv) with respect to each fiscal quarter thereafter, for the four fiscal quarters then ended. Also, for purposes of calculating the Total Leverage Ratio, the PPP Note is excluded from Total Debt for all periods until a determination of forgiveness is made. However, testing of the Total Leverage Ratio is suspended during the Forbearance Period.
Minimum Debt Service Coverage Ratio
The Debt Service Coverage Ratio may not be less than 1.20 to 1.00, to be measured, as of the end of each fiscal quarter. Notwithstanding anything to the contrary set forth in the definition of "Debt Service Coverage Ratio," such calculation shall be made (i) with respect to the fiscal quarter ended as of September 30 2020, for the single fiscal quarter then ended, (ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, and (iv) with respect to the last day of each fiscal quarter thereafter, for the four fiscal quarters then ended. However, testing of the Minimum Debt Service Coverage Ratio is suspended during the Forbearance Period.
Projected Cash Disbursements
The Third Amendment to the Forbearance Agreement establishes a financial covenant limiting the Company’s cash disbursements for the duration of the Forbearance Period. Commencing on December 15, 2021, the cumulative total cash disbursements may not exceed the Company’s projected total cash disbursements for the same cumulative period by more than 15%.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future Maturities
The loan covenant defaults mentioned previously, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement has been classified as current as of March 31, 2022:

Future Maturities
(dollars in thousands)
2022	$47,426
Total	47,426
Discounts	(162)
Debt issuance costs	(215)
Total debt, net	$47,049

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
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into an interest rate swap that requires the Company to pay a fixed rate of 3.075% per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million, which increased by $0.4 million each quarter until June 28, 2019 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 expiring. Since June 28, 2019, the notional amount then decreased each quarter by $0.2 million until September 30, 2020 when the notional amount increased to $17.5 million due to the interest rate swap from 2017 expiring. The notional amount then decreased each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At March 31, 2022, the fair value of all swaps was in a net liability position of $0.2 million and is included in other long term liabilities in the condensed consolidated balance sheets. At December 31, 2021, the fair value of the swap was $0.6 million. The Company paid $0.1 million in net monthly settlements with respect to the interest rate swaps for the three months ended March 31, 2022 and the three months ended March 31, 2021. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 31, 2021	846,731	$4.00	7.6	$—
Granted	—	$—	0	$—
Exercised	—	$—	0	$—
Forfeited or expired	13,647	$4.51	0	$—
Outstanding at March 31, 2022	833,084	$4.00	7.4	$—
Vested and exercisable at March 31, 2022	390,129	$4.81	6.4	$—
————————————
(1)    The aggregate intrinsic value above is obtained by subtracting the exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. There is no intrinsic value if the exercise price exceeds the fair value of the underlying shares. The estimated fair value of the shares is based on the closing price of the stock of $1.90 as of March 31, 2022 and $1.96 as of December 31, 2021.
The Company recorded stock-based compensation expense of $41 thousand for the three months ended March 31, 2022, respectively, and $27 thousand for the three months ended March 31, 2021, respectively. Stock compensation expense is included in the condensed consolidated statements of operations, as a component of selling, general, and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of March 31, 2022, there was $577 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 3.6 years.

9. Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.
Income tax benefit for the three months ended March 31, 2022, was $(0.2) million, compared to income tax expense of $0.4 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the effective tax rate was 22%. The differences between the effective tax rates and the statutory rate of 21% were primarily related to a mix of earnings in jurisdictions which have higher income tax rates than the U.S.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Leases
The Company records a right-of-use (“ROU”) asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has no significant lease agreements in place for which the Company is a lessor. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.
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
New leased assets obtained in exchange for new operating lease liabilities during the three months ended March 31, 2022 were immaterial. Prior to March 31, 2022, the Company signed a lease extension for one of the buildings in Queretaro, Mexico. This extension led to the Company recognizing an additional ROU asset and related liability of $0.4 million.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following:

	Classification	March 31, 2022
		(dollars in thousands)
Right-of-Use-Assets
Operating	Operating leases	$9,757
Liabilities
Current
Operating	Other accrued liabilities	$1,736
Non-current
Operating	Other liabilities	8,661
Total lease liabilities		$10,397
Lease costs included in the condensed consolidated statements of operations consist of the following:

	Classification	Three Months Ended March 31, 2022
		(dollars in thousands)
Lease cost	Cost of sales, selling expenses and general and administrative expense	$669
Maturities of the Company’s lease liabilities as of March 31, 2022 are as follows:

Lease Liability Maturities
(dollars in thousands)
2022 (remainder)	$1,846
2023	1,931
2024	1,840
2025	1,702
2026	1,472
Thereafter	4,225
Total lease payments	13,016
Less: interest	2,619
Present value of lease payments	$10,397

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

March 31, 2022
Weighted average remaining lease term (years)	6.8
Weighted average discount rate	6.5%
Lease costs included in the condensed consolidated statements of cash flows are as follows:

Three Months Ended March 31, 2022
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$713

11. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100% of an employee’s contribution up to the first 3% of each employee’s total compensation and 50% for the next 2% of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million for the three months ended March 31, 2022 and $0.1 million for the three months ended March 31, 2021.

12. Related Party Transactions
Effective March 18, 2013, the Company is a party to a management agreement with a firm related to several stockholders. The agreement initially provided for annual management fees of $300 thousand and additional fees for assistance provided with acquisitions. Effective upon completion of the Company's initial public offering, the agreement was amended to reduce the annual management fee by an amount equal to the amount, if any, of annual cash retainers and equity awards received as compensation for service on the board of directors to any person who is a related person of Taglich Private Equity, LLC or Taglich Brothers, Inc (“Taglich”). The Company incurred management fees of $56 thousand for the three months ended March 31, 2021, however, the Forbearance Agreement suspended any further management fee payments until the expiration of the Forbearance Period. The management agreement had an initial term of five years, expiring on March 18, 2020, and renews automatically annually for additional one year terms. The current term expires on March 18, 2023. The agreement also will terminate on the date that the Taglich Founding Investors or Taglich Equity Investors, each as defined, no longer also collectively own 50% of the equity securities owned by either of them on March 18, 2013.
Beginning in February 2021, the Company began utilizing the services of Engauge Workforce Solutions LLC (“Engauge”), a manufacturing and distribution staffing agency. Ms. Kim Korth, a member of the Company’s Board of Directors, is also the Managing Director of Engauge. In March 2021, the Company entered into an agreement with Engauge for its services. The agreement is for an initial term of 12 months and will continue on a month-to-month basis after the initial term. The Company may terminate the agreement, without penalty, following the initial term with 60 days written notice. The Company has incurred fees for Engauge’s services for the three months ended March 31, 2022 of $350 thousand.

13. Fair Value Measurements
Financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. The carrying amount of all significant financial instruments approximates fair value due to either the short maturity or the existence of variable interest rates that approximate prevailing market rates.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

14. Earnings Per Share
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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$(569)	$(1,069)
Denominator:
Weighted average shares outstanding, basic	11,733,147	9,779,147
Dilutive effect of stock-based awards	—	—
Weighted average share outstanding, diluted	11,733,147	9,779,147

Basic loss per share	$(0.05)	$(0.11)
Diluted loss per share	$(0.05)	$(0.11)

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2022 and March 31, 2021, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three Months Ended March 31,
	2022	2021
Number of options	833,084	726,500
Exercise price of options	$2.08 - $12.50	$2.36 - $12.58
Warrants(1)	156,320
Exercise price of warrants	$3.12
_________________________________
(1) Includes warrants to purchase 156,320 shares of common stock issued to the placement agent of the Company's equity issuance in September 2021 with an exercise price of $3.12 per share of common stock and which expire on September 21, 2026.

15. Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operation is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes to unaudited condensed consolidated financial statements included elsewhere in this document as well as the consolidated financial statements and the related notes to consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Our actual results and the timing of events could differ materially from those discussed in forward-looking statements contained herein. Factors that could cause or contribute to these differences include those discussed below as well as in our Annual Report on Form 10-K and in other filings by us with the SEC, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We make no guarantees regarding outcomes, and assume no obligation to update the forward-looking statements herein, except as may be required by law.
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
Recent Developments
Coronavirus
The COVID-19 pandemic’s adverse impact on the global economy has persisted through the beginning of 2022. The supply chain constraints, increasing raw material costs, and limited labor availability have continued to hinder the results of our operations, cash flows, and financial position. While the COVID-19 pandemics effects on the global economy are not expected to be permanent, the duration of the lingering consequences cannot be accurately estimated.
The Company continues to follow guidelines with respect to operating during the COVID-19 pandemic provided by the various governmental entities in the jurisdictions where we operate and is taking additional measures to protect our employees.
Comparison of Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021
Net Sales

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(dollars in thousands)
Net sales	$35,312	$34,798
Net sales for the quarter ended March 31, 2022 were approximately $35.3 million compared to $34.8 million for the quarter ended March 31, 2021, representing a increase of 1.5%. The net sales increase in 2022 was primarily driven by our cost recovery efforts to pass input cost increases to our customers by increasing selling prices, which were not yet implemented in the first quarter of 2021.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers, and depreciation. Cost of sales consists of the following major components:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$18,991	53.8%	$18,104	52.0%
Direct labor and benefits	5,694	16.1%	5,243	15.1%
Manufacturing overhead	5,091	14.4%	4,845	13.9%
Sub-total	29,776	84.3%	28,192	81.0%
Depreciation	758	2.1%	744	2.1%
Cost of Sales	$30,534	86.5%	$28,936	83.2%
Gross Profit	$4,778	13.5%	$5,862	16.8%
Cost of sales as a percentage of net sales for the quarter ended March 31, 2022 increased compared to the quarter ended March 31, 2021. The increase in cost of sales was primarily the result of higher raw material and freight costs driven by price increases from our vendors. Labor costs have increased compared to the first quarter of 2021 due to utilizing additional contract labor.

Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the three months ended March 31, 2022 was 13.5% compared to 16.8% for the three months ended March 31, 2021. Gross profit and gross margin in the three months ended March 31, 2022, were both negatively impacted by higher raw material. freight, and labor costs as compared to the three months ended March 31, 2021. These higher manufacturing input costs were partially offset by the impact of our cost recovery efforts.
Selling, General and Administrative Expenses

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$4,452	$4,914
Depreciation and amortization	520	900
Selling, general, and administrative expenses	$4,972	$5,814
Selling, general, and administrative expenses as a percentage of net sales	14.1%	16.7%
Selling, general, and administrative expenses for the quarter ended March 31, 2022 decreased $0.8 million to $5.0 million compared to $5.8 million for the quarter ended March 31, 2021. The decrease in selling, general, and administrative expenses during the first quarter of 2022 was driven by reduced intangible asset amortization as certain assets reached the end of their useful lives, and reduced salary expenses, slightly offset by an increase in professional fees related to credit agreement forbearance amendments.
Operating Income (Loss)
Operating Income (loss) for the three months ended March 31, 2022 was $(0.2) million, or 0.5% of net sales, compared to an operating income of $48 thousand, or 0.1% of net sales, for the three months ended March 31, 2021. The reduction in operating profit was primarily attributable to the increased raw material, freight, and labor costs, partially offset by the reduction in selling, general, and administrative expenses.
Non-Operating Expense
Non-operating expense for the three months ended March 31, 2022 was $0.5 million compared to non-operating expense of $0.7 million for the three months ended March 31, 2021. Non-operating expense was lower in 2022 due to favorable mark-to-market adjustments on our interest rate swap.
Loss Before Income Taxes
As a result of the foregoing factors, our net loss before income taxes increased $0.1 million to a loss of $0.7 million for the three months ended March 31, 2022 compared to loss of $0.6 million in 2021.
Income Tax Provision
During the three months ended March 31, 2022, income tax benefit was $0.2 million, and the effective income tax rate was 22%, compared to income tax expense of $0.4 million for the three months ended March 31, 2021. The differences between the effective tax rate and the statutory tax rate of 21% were primarily due a mix of earnings in jurisdictions which have higher income tax rates than the U.S.
Net Loss
Net loss for the three months ended March 31, 2022 was $0.6 million compared to a net loss of $1.1 million for the three months ended March 31, 2021.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of March 31, 2022 and December 31, 2021, we had a cash balance of $0.8 million and $0.7 million, respectively. As of March 31, 2022 and December 31, 2021, we had $5.2 million and $2.2 million, respectively, available to be borrowed under our revolving credit facility. Our ability to borrow, however, under the revolving line of credit is dependent on the Forbearance Agreement which expires at the end of May 2022, including our compliance with its terms.
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
During the extended Forbearance Period, the Company expects it will continue to be able to borrow under the revolving line of credit, subject to availability and satisfaction of certain other conditions. The Company has used and intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults, extend, if possible, extend the maturity of the Credit Agreement and to investigate other sources of financing, including to augment availability under the Credit Agreement. There can be no assurance that the Company will be successful in these efforts. During the forbearance period, the Company may not make any payment, transfer, or distribution out of the ordinary course of business or payments, including salary or compensation or distributions to or for the benefit of any member, owner, or director, other than normal and customary employment salaries which do not exceed sums paid for similar positions in the Company’s marketplace.
Capital Expenditures
In 2022, we plan to spend approximately $2.3 million in capital expenditures, of which $0.2 million was spent through March 31, 2022, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology hardware throughout our facilities.
Dividends
Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings, liquidity, and capital requirements. Our Credit Agreement currently prohibits payment of dividends and contains financial covenants which may have the effect of precluding or limiting the amounts that we can pay as dividends.

Cash Flow Data
The following table presents cash flow data for the periods presented:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$1,758	$90
Investing activities	$(229)	$(1,465)
Financing activities	$(1,519)	$3,344
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
During the three months ended March 31, 2022, net cash provided by operating activities was $1.8 million, compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2021. The increase in cash provided by operating activities was primarily attributable to an increased focus on managing our inventory levels to be more closely aligned with our customer release schedules.
Investing Activities
Cash provided by or used in investing activities consists principally of purchase and sale of property, plant and equipment.
During the three months ended March 31, 2022 and March 31, 2021, we made capital expenditures of $0.2 million and $1.5 million, respectively. We plan to spend a total of approximately $2.3 million in capital expenditures during 2022, including the $0.2 million spent through March 31, 2022.
Financing Activities
Cash flows provided by or used in financing activities consists primarily of borrowings and payments under our senior credit facilities, proceeds from the issuance of common stock, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the three months ended March 31, 2022, we had net cash used by financing activities of $1.5 million compared to $3.3 million cash provided by financing activities during the three months ended March 31, 2021. The increase in cash outflows during the three months ended March 31, 2022 was driven by increased repayments of borrowings under the Company’s line of credit.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies that have the most significant impact on our consolidated financial statements are discussed in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies or uses of estimates since the date of our Annual Report on Form 10-K.
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
Interest Rate Fluctuation Risk
Our borrowings under our Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, the Company entered into interest rate swaps. Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into an interest rate swap that requires the Company to pay a fixed rate of 3.075 per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increased by $0.04 million each quarter until June 29, 2018 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 described above expiring. The notional amount then decreased each quarter by $0.1 million until September 30, 2020 when the notional amount increased to $17.5 million due to the interest rate swap from 2017 above expiring. The notional amount then decreases each quarter by $0.4 million until December 31, 2021, then decreases each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At March 31, 2022, the fair value of all swaps was in a net liability position of $0.2 million and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act") referred to herein as “Disclosure Controls,” at the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.

Changes in Internal Control over Financial Reporting
There were no changes during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

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

UNIQUE FABRICATING, INC.

Date:	May 12, 2022	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)