Form 10-Q
period 2022-06-30
Unique Fabricating, Inc.
filed 2022-08-11
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of July 29, 2022, the registrant had 11,733,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and as of December 31, 2021 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 (unaudited) and three and six months ended June 30, 2021 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2022 (unaudited) and the three and six months ended June 30, 2021 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and the six months ended June 30, 2021 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
	Item 4.	Controls and Procedures	27
Part II.	Other Information
	Item 1.	Legal Proceedings	28
	Item 1A.	Risk Factors	28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3.	Defaults Upon Senior Securities	28
	Item 4.	Mine Safety Disclosures	28
	Item 5.	Other Information	28
	Item 6.	Exhibits	29
		Signatures	30

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$600	$742
Accounts receivable, net of reserves of approximately $0.8 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively	26,455	23,469
Inventory, net	13,071	13,770
Prepaid expenses and other current assets:
Prepaid expenses and other	6,043	3,270
Refundable taxes	2,225	3,738
Total current assets	48,394	44,989
Property, plant, and equipment, net	21,448	22,567
Goodwill	4,833	16,996
Intangible assets	4,454	5,161
Other assets
Operating leases	10,627	9,776
Investments, at cost	1,054	1,054
Deposits and other assets	742	755
Deferred tax asset	3,917	2,379
Total assets	$95,469	$103,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,885	$10,056
Current maturities of long-term debt	27,411	28,884
Income taxes payable	—	303
Revolver, current maturities	20,259	19,541
Accrued compensation	1,637	1,149
Other accrued liabilities	4,059	3,478
Total current liabilities	66,251	63,411
Other long-term liabilities:
Other liabilities	9,288	9,139
Total liabilities	75,539	72,550
Stockholders’ equity:
Common stock, $0.001 par value: 15,000,000 shares authorized and 11,733,147 and 11,733,147 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in-capital	50,432	50,349
Accumulated deficit	(30,514)	(19,234)
Total stockholders’ equity	19,930	31,127
Total liabilities and stockholders’ equity	$95,469	$103,677
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$35,032	$30,896	$70,344	$65,694
Cost of sales	29,789	26,280	60,323	55,216
Gross profit	5,243	4,616	10,021	10,478
Selling, general, and administrative expenses	4,241	6,081	9,213	11,895
Impairment	12,163	—	12,163	—
Operating loss	(11,161)	(1,465)	(11,355)	(1,417)
Other income (expense):
Other, net	89	21	30	39
Interest expense	(682)	(769)	(1,163)	(1,462)
Other expense, net	(593)	(748)	(1,133)	(1,423)
Loss before income taxes	(11,754)	(2,213)	(12,488)	(2,840)
Income tax expense (benefit)	(1,043)	296	(1,208)	738
Net loss	$(10,711)	$(2,509)	$(11,280)	$(3,578)
Net loss per share:
Basic	$(0.91)	$(0.26)	$(0.96)	$(0.37)
Diluted	$(0.91)	$(0.26)	$(0.96)	$(0.37)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2021	11,733,147	$12	$50,349	$(19,234)	$31,127
Net loss	—	—	—	(569)	(569)
Stock option expense	—	—	41	—	41
Balance - March 31, 2022	11,733,147	$12	$50,390	$(19,803)	$30,599
Net loss	—	—	—	(10,711)	(10,711)
Stock option expense	—	—	42	—	42
Balance - June 30, 2022	11,733,147	$12	$50,432	$(30,514)	$19,930

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865
Net loss	—	—	—	(1,069)	(1,069)
Stock option expense	—	—	27	—	27
Balance - March 31, 2021	9,779,147	$10	$46,153	$(13,340)	$32,823
Net loss	—	—	—	(2,509)	(2,509)
Stock option expense	—	—	256	—	256
Balance - June 30, 2021	9,779,147	$10	$46,409	$(15,849)	$30,570

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(11,280)	$(3,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	12,163	—
Depreciation and amortization	2,339	2,953
Amortization of debt issuance costs	113	103
Loss on sale of assets	—	(12)
Bad debt adjustment	(41)	(194)
Gain on derivative instrument	(568)	(185)
Stock option expense	83	283
Accrued in-kind interest on long term debt	97	—
Deferred income taxes	(1,538)	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(2,946)	(1,690)
Inventory	699	(3,349)
Prepaid expenses and other assets	(1,246)	2,520
Accounts payable	2,939	2,148
Other assets and liabilities, net	633	88
Net cash provided by (used for) operating activities	1,447	(913)
Cash Flows from Investing Activities:
Capital expenditures	(579)	(2,327)
Proceeds from sale of property, plant, and equipment	—	100
Net cash used for investing activities	(579)	(2,227)
Cash Flows from Financing Activities:
Net change in bank overdraft	(45)	(711)
Payments on term loans and capital expenditure line	(1,603)	(1,989)
Payments on revolving credit facilities	(29,317)	(16,925)
Proceeds from revolving credit facilities	29,955	22,929
Net cash provided by (used for) financing activities	(1,010)	3,304
Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(142)	164
Cash and cash equivalents at beginning of period	742	760
Cash and cash equivalents at end of period	$600	$924
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,504	$1,569
Cash paid for income taxes	$363	$353

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
Between February 25, 2022, and June 13, 2022, the Company entered into four forbearance agreement amendments, each of these amendments extended the Forbearance Period. The Fifth Amendment to Forbearance Agreement (entered into February 25, 2022) extended the Forbearance Period from February 28, 2022 to March 11, 2022. The Sixth Amendment to Forbearance Agreement (entered into March 11, 2022) extended the Forbearance Period from March 11, 2022 to May 30, 2022. The Seventh

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amendment to Forbearance Agreement (entered into May 26, 2022) extended the Forbearance Period from May 30, 2022 to June 13, 2022. The Eighth Amendment to Forbearance Agreement (entered into June 13, 2022) extended the Forbearance Period from June 13, 2022 to July 14, 2022.
On July 14, 2022, the Company entered into the Ninth Amendment to Forbearance Agreement, which extends the Forbearance Period from July 14, 2022 to September 12, 2022. The Company intends to use the latest extension of its Forbearance Agreement, provided by the Ninth Amendment to continue negotiations with the Lenders in pursuit of a cure or waiver of financial covenant defaults and to amend the credit agreement.
The defaults, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement, currently totaling $47.7 million, has been classified as current as of June 30, 2022. The Company does not have sufficient cash and cash equivalents on hand or available liquidity to repay such debt or meet its obligations thereunder as they become due through twelve months from date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, the Company is discussing with its bank lenders entering into an amendment and waiver to cure the covenant defaults. There is not any assurance that the lenders will waive such non compliance or agree to an amendment to the current provisions. Even if the lenders were to agree to waive the failures to comply as of December 31, 2020, March 31, 2021, and September 30, 2021, there cannot be any assurance that, at any future date at which compliance is measured, we will be able to comply with the covenants contained in the Credit Agreement, as amended, given the industry-wide and other challenges that we face, as described elsewhere herein, or that our lenders would waive a default if that were to occur. Furthermore, there can be no assurance that the Company will be able to enter into an amendment or waiver with the lenders or if it enters into an amendment, what the terms, restrictions, and covenants of the amendment will contain. These plans have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Concentration Risks
The Company is exposed to significant concentration risks as follows:
Customer and Credit — During the three and six months ended June 30, 2022 and June 30, 2021, the Company’s net sales were principally derived from customers engaged in the North American automotive industry. The following table presents the Company's sales directly to General Motors Company (“GM”), Yanfeng Automotive Interiors, Stellantis N.V. (formerly Fiat Chrysler Automobiles), and Ford Motor Company (“Ford”) as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General Motors Company	9%	13%	9%	10%
Yanfeng Automotive Interiors	8%	7%	9%	7%
Stellantis N.V.	8%	6%	8%	6%
Ford Motor Company	4%	2%	4%	4%
Furthermore, the Company derived net sales to the customers listed in the above table indirectly through other customers.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mexico	25%	26%	25%	24%
Canada	9%	10%	9%	10%
The following table presents the percentage of the Company's total net sales represented by net sales from operations located in Mexico and Canada:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mexico	25%	26%	25%	25%
Canada	9%	10%	9%	10%
Labor Markets — At June 30, 2022, 50% of our employees were working in the United States, 47% were working in Mexico, and 3% were working in Canada. In the United States manufacturing facilities, 31% were covered under a collective bargaining agreement which expires in August 2022 while another 16% were covered under a separate collective bargaining agreement that expires in February 2023.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Sales
Transportation	$31,219	$27,373	$62,668	$58,617
Appliance	3,155	3,008	6,279	6,143
Other	658	515	1,397	934
Total	$35,032	$30,896	$70,344	$65,694
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

4. Inventory
Inventories consist of the following:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Raw materials	$8,949	$9,242
Work in progress	1,183	990
Finished goods	2,939	3,538
Total inventory	$13,071	$13,770
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $1.3 million at June 30, 2022 and $1.2 million at December 31, 2021.
Included in inventory are assets located in Mexico with a carrying amount of $3.8 million at June 30, 2022 and $4.0 million at December 31, 2021, and assets located in Canada with a carrying amount of $1.2 million at June 30, 2022 and $1.1 million at December 31, 2021.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

	June 30, 2022	December 31, 2021	Depreciable Life – Years
	(dollars in thousands)
Land	$538	$538
Buildings	7,630	7,630	23 – 40
Shop equipment	27,753	26,049	7 – 10
Leasehold improvements	1,283	1,283	3 – 10
Office equipment	3,094	3,047	3 – 7
Mobile equipment	50	50	3
Construction in progress	316	1,554
Total cost	40,664	40,151
Less: Accumulated depreciation	19,216	17,584
Net property, plant, and equipment, net	$21,448	$22,567
Depreciation expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2021, respectively.
Included in property, plant, and equipment, net are assets located in Mexico with a carrying amount of $3.5 million and $3.5 million at June 30, 2022 and December 31, 2021, respectively, and assets located in Canada with a carrying amount of $0.3 million and $0.4 million at June 30, 2022 and December 31, 2021, respectively.

6. Goodwill
Changes in the carrying amount of goodwill are as follows:

(dollars in thousands)
Balance at December 31, 2021
Goodwill	$28,871
Accumulated impairment losses	(11,875)
Net beginning balance	16,996
Goodwill impairment	(12,163)
Balance at June 30, 2022	$4,833
Goodwill Impairment
The Company experienced a sustained decline in market capitalization through the second quarter of 2022 representing a potential indicator of impairment. Furthermore, the Company continues to experience repercussions from the global semiconductor shortage, the most impactful being the decline in sales to our automotive customers, as North American automotive production volumes have been lower than pre-pandemic levels. The Company identified these circumstances and concluded it was more likely than not that the fair value of its reporting unit is less than its carrying amount, and performed an interim quantitative assessment. The quantitative assessment was performed as of June 30, 2022, utilizing the income approach. The analysis required the comparison of the Company’s carrying value with it’s fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis included a discount rate of 18.6%, forecasted revenue for the remainder of 2022 through 2028, a terminal growth rate for cash flows of 3%, and EBITDA margin of 10.8% by 2026. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of June 30, 2022. As a result, the Company recorded a $12.2 million impairment charge on the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Long-term Debt
The Company’s long-term debt consists of the following:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
US Term Loan, payable to lenders in quarterly installments of $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.5% per annum at June 30, 2022 and December 31, 2021. At June 30, 2022, the balance of the US Term Loan is presented net of a debt discount of $96 thousand from costs paid to or on behalf of the lenders.	$19,656	$20,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 5.5% per annum at June 30, 2022 and December 31, 2021. At June 30, 2022, the balance of the CA Term Loan is presented net of a debt discount of $41 thousand from costs paid to or on behalf of the lenders.	6,728	7,437
Capital expenditure line payable to lenders in quarterly installments of 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 5.5% per annum at June 30, 2022 and December 31, 2021.	1,027	1,064
Total debt excluding Revolver	$27,411	$28,884
As of June 30, 2022 and December 31, 2021, the fair value of the Company’s debt approximates book value based on the variable terms.
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
The Credit Agreement, as amended, bore interest at the Company’s election of either (i) the greater of the Prime Rate or the Federal Funds Effective Rate (the “Base Rate”) or (ii) the LIBOR rate, plus an applicable margin ranging from 1.75% to 3.25% per annum in the case of the Base Rate and 2.75% to 4.25% per annum in the case of the LIBOR rate, in each case, based on senior leverage ratio thresholds, measured quarterly, as increased by the Waiver and Fourth Amendment to the Credit Agreement. The Seventh Amendment to the Credit Agreement added a 1.0% LIBOR Floor and 2.0% Base Rate Floor.
The First Amendment to the Forbearance Agreement increased the per annum interest rate from 4.25% to 4.50% for the duration of the Forbearance Period. Furthermore, the First Amendment imposes Payment in Kind (“PIK”) additional interest of 0.5% per annum on all outstanding debt subject to the Credit Agreement, which is payable on at the termination date of the Forbearance Agreement, or earlier in the event of a Forbearance Termination event, as defined.
As of June 30, 2022, $20.5 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 5.5% percent per annum at June 30, 2022, and is secured by substantially all of the Company’s assets. At June 30, 2022, the maximum additional available borrowings under the Revolver was $4.3 million, which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Between February 25, 2022, and June 13, 2022, the Company entered into four forbearance agreement amendments. Each of these amendments extended the Forbearance Period. The Fifth Amendment to Forbearance Agreement (entered into February 25, 2022) extended the Forbearance Period from February 28, 2022 to March 11, 2022. The Sixth Amendment to Forbearance Agreement (entered into March 11, 2022) extended the Forbearance Period from March 11, 2022 to May 30, 2022. The Seventh Amendment to Forbearance Agreement (entered into May 26, 2022) extended the Forbearance Period from May 30, 2022 to June 13, 2022. The Eighth Amendment to Forbearance Agreement (entered into June 13, 2022) extended the Forbearance Period from June 13, 2022 to July 14, 2022.
The Eighth Amendment to the Forbearance Agreement also provided for the termination of LIBOR based interest rates on borrowings under the Credit Agreement: (1) as of the effective date of the amendment, June 13, 2022, with respect to any advances under the Credit Agreement after the amendment’s effective date, and (2) the expiration of any then current LIBOR interest period applicable to then outstanding advances with a LIBOR based interest rate. The Eighth Amendment substituted SOFR for LIBOR. The amendment also defined “SOFR” as a rate equal to the secured overnight financing rate published on the website of the SOFR administrator or any successor source identified as such by the administrator. The Company does not expect this change in the basis for calculating the interest rate on its bank borrowings to have a material effect on its interest expense.
On July 14, 2022, the Company entered into the Ninth Amendment to Forbearance Agreement, which extends the Forbearance Period from July 14, 2022 to September 12, 2022. The Company intends to use the latest extension of its Forbearance Agreement, provided by the Ninth Amendment to continue negotiations with the Lenders in pursuit of a cure or waiver of financial covenant defaults and to amend the credit agreement.
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
At June 30, 2022 and December 31, 2021, unamortized debt issuance costs were $0.2 million and $0.2 million, respectively, while amounts paid to or on behalf of lenders presented as unamortized debt discounts were $0.1 million and $0.2 million, respectively.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.
Covenant Compliance
The Amended and Restated Credit Agreement, as further amended and forbore by the Forbearance Agreement, as amended, contains the following financial covenants:
Maximum Total Leverage Ratio
The Total Leverage Ratio, as defined in the Credit Agreement, as amended, may not exceed (i) 3.75 to 1.00, with respect to the fiscal quarter ended as of September 30, 2020; (ii) 3.50 to 1.00, with respect to the fiscal quarter ended December 31, 2020; (iii) 3.25 to 1.00, with respect to the fiscal quarters ended March 31, 2021 and June 30, 2021; and (iv) 3.00 to 1.00, with respect to each fiscal quarter thereafter. For purposes of calculating the Total Leverage Ratio, “Consolidated EBITDA”, as defined, shall be determined (i) with respect to the fiscal quarter ended as of September 30, 2020, for the single fiscal quarter then ended, multiplied by 4,(ii) with respect to the fiscal quarter ended as of December 31, 2020, for the two fiscal quarters then ended, multiplied by 2, (iii) with respect to the fiscal quarter ended as of March 31, 2021, for the three fiscal quarters then ended, multiplied by 4/3, and (iv) with respect to each fiscal quarter thereafter, for the four fiscal quarters then ended. Also, for purposes of calculating the Total Leverage Ratio, the PPP Note was excluded from Total Debt for all periods until a determination of forgiveness was made. the PPP Note has been forgiven. Testing of the Total Leverage Ratio is suspended during the Forbearance Period.
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
Projected Cash Disbursements
The Third Amendment to the Forbearance Agreement establishes a financial covenant limiting the Company’s cumulative total cash disbursements to an amount not exceeding the Company’s projected total cash disbursements for the same cumulative period by more than 15%.
Future Maturities
The Company is currently under a Forbearance Agreement, which expires September 12, 2022. The loan covenant defaults mentioned previously, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement has been classified as current as of June 30, 2022:

Future Maturities
(dollars in thousands)
2022	$47,991
Total	47,991
Discounts	(137)
Debt issuance costs	(184)
Total debt, net	$47,670

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At June 30, 2022, the fair value of all swaps was in a net liability position of $8 thousand and is included in other long term liabilities in the condensed consolidated balance sheets. At December 31, 2021, the fair value of the swap was $0.6 million. The Company paid $0.1 million and $0.2 million in net monthly settlements with respect to the interest rate swaps for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company paid $0.1 million and $0.3 million, respectively, in net monthly settlements. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 31, 2021	846,731	$4.00	7.6	$—
Granted	—	$—	0	$—
Exercised	—	$—	0	$—
Forfeited or expired	123,112	$5.13	0	$—
Outstanding at June 30, 2022	723,619	$3.80	7.5	$—
Vested and exercisable at June 30, 2022	320,976	$4.61	7.1	$—
————————————
(1)    The aggregate intrinsic value above is obtained by subtracting the exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. There is no intrinsic value if the exercise price exceeds the fair value of the underlying shares. The estimated fair value of the shares is based on the closing price of the stock of $1.36 as of June 30, 2022 and $1.96 as of December 31, 2021.
The Company recorded stock-based compensation expense of $42 thousand and $83 thousand for the three and six months ended June 30, 2022, respectively, and $256 thousand and $283 thousand for the three and six months ended June 30, 2021, respectively. Stock compensation expense is included in the condensed consolidated statements of operations, as a component of selling, general, and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of June 30, 2022, there was $535 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 3.4 years.

10. Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.
Income tax benefit for the three and six months ended June 30, 2022, was $1.0 million and $1.2 million, respectively, compared to income tax expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, the effective tax rates were 9% and 10%, respectively. The differences between the effective tax rates and the statutory rate of 21% were primarily related to a valuation allowance in the U.S. in which no tax benefit is recorded for incurred losses, including the U.S. allocated portion of the goodwill impairment.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
New leased assets obtained in exchange for new operating lease liabilities during the three months ended June 30, 2022 were immaterial.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following:

	Classification	June 30, 2022
		(dollars in thousands)
Right-of-Use-Assets
Operating	Operating leases	$10,627
Liabilities
Current
Operating	Other accrued liabilities	$1,944
Non-current
Operating	Other liabilities	9,281
Total lease liabilities		$11,225
Lease costs included in the condensed consolidated statements of operations consist of the following:

	Classification	Six Months Ended June 30, 2022
		(dollars in thousands)
Lease cost	Cost of sales, selling expenses and general and administrative expense	$1,354
Maturities of the Company’s lease liabilities as of June 30, 2022 are as follows:

Lease Liability Maturities
(dollars in thousands)
2022 (remainder)	$1,406
2023	2,308
2024	2,211
2025	2,064
2026	1,593
Thereafter	4,225
Total lease payments	13,807
Less: interest	2,582
Present value of lease payments	$11,225
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

June 30, 2022
Weighted average remaining lease term (years)	6.3
Weighted average discount rate	6.4%
Lease costs included in the condensed consolidated statements of cash flows are as follows:

Six Months Ended June 30, 2022
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,440

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100% of an employee’s contribution up to the first 3% of each employee’s total compensation and 50% for the next 2% of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

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
Beginning in February 2021, the Company began utilizing the services of Engauge Workforce Solutions LLC (“Engauge”), a manufacturing and distribution staffing agency. Ms. Kim Korth, a member of the Company’s Board of Directors, is also the Managing Director of Engauge. In March 2021, the Company entered into an agreement with Engauge for its services. The agreement is for an initial term of 12 months and will continue on a month-to-month basis after the initial term. The Company may terminate the agreement, without penalty, following the initial term with 60 days written notice. The Company has incurred fees for Engauge’s services for the six months ended June 30, 2022 of $641 thousand.

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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(10,711)	$(2,509)	$(11,280)	$(3,578)
Denominator:
Weighted average shares outstanding, basic	11,733,147	9,779,147	11,733,147	9,779,147
Dilutive effect of stock-based awards	—	—	—	—
Weighted average share outstanding, diluted	11,733,147	9,779,147	11,733,147	9,779,147

Basic loss per share	$(0.91)	$(0.26)	$(0.96)	$(0.37)
Diluted loss per share	$(0.91)	$(0.26)	$(0.96)	$(0.37)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the six months ended June 30, 2022 and June 30, 2021, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Six Months Ended June 30,
	2022	2021
Number of options	723,619	948,975
Exercise price of options	$2.08 - $12.50	$2.36 - $12.58
Warrants(1)	156,320
Exercise price of warrants	$3.12
_________________________________
(1) Includes warrants to purchase 156,320 shares of common stock issued to the placement agent of the Company's equity issuance in September 2021 with an exercise price of $3.12 per share of common stock and which expire on September 21, 2026.

16. Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included, among other things, an employee retention credit (the “ERC”) which is a refundable tax credit against certain employment taxes. The periods for which the ERC benefit can be claimed has been expanded since the CARES Act of 2020. The Relief Act of 2021 and the American Rescue Plan Act of 2021 extended the period for which the ERC could be claimed for eligible wages from January 1, 2021 to January 1, 2022. However, the Infrastructure Investment and Jobs Act amended the eligible period to end on October 1, 2021. These three Acts made it possible for the Company to claim the ERC benefit if certain financial and headcount requirements were met.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A Company qualifies for the ERC for quarters that experience a significant decline in gross receipts, which is defined as quarterly gross receipts less than 80 percent of gross receipts for the same period in 2019. The ERC is available for qualified wages (including certain health plan expenses) of up to $10,000 per employee per quarter.
During the three and six months ended June 30, 2022, the Company recorded an employee retention credit of $3.0 million, of which, $2.5 million and $0.5 million was recorded within cost of sales and selling, general, and administrative expenses, respectively, on the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2021, the Company recognized an ERC benefit of $0.3 million, all of which was recorded in cost of sales. The ERC benefit is presented as prepaid expenses on the Company’s condensed consolidated balance sheets.
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
Recent Developments
Coronavirus
The COVID-19 pandemic’s adverse impact on the global economy has persisted through 2022. The supply chain constraints, increasing raw material costs, and limited labor availability have continued to hinder the results of our operations, cash flows, and financial position. While the COVID-19 pandemics effects on the global economy are not expected to be permanent, the duration of the lingering consequences cannot be accurately estimated.
The Company continues to follow guidelines with respect to operating during the COVID-19 pandemic provided by the various governmental entities in the jurisdictions where we operate and is taking additional measures to protect our employees.
Goodwill Impairment
The Company experienced a sustained decline in market capitalization through the second quarter of 2022 representing a potential indicator of impairment. Furthermore, the Company continues to experience repercussions from the global semiconductor shortage, the most impactful being the decline in sales to our automotive customers, as North American automotive production volumes have been lower than pre-pandemic levels. The Company identified these circumstances and concluded it was more likely than not that the fair value of its reporting unit is less than its carrying amount, and performed an interim quantitative assessment. The quantitative assessment was performed as of June 30, 2022, utilizing the income approach. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. As a result, the Company recorded a $12.2 million impairment charge on the consolidated statement of operations for the three and six months ended June 30, 2022.
Employee Retention Credit
During the second quarter of 2022, the Company recognized an Employee Retention Credit of $3.0 million on the Company’s condensed consolidated statements of operations. In order to qualify for this COVID pandemic related relief, the Company had to satisfy certain financial and head count requirements. During the third quarter of 2021, the Company recorded gross receipts that represented a 24% decline compared to the same period in 2019. This decline qualifies the Company for the ERC for wages incurred in the third quarter of 2021, in accordance with the amendments to the ERC program in the American Rescue Plan Act. In calculating the qualifying wages, the Company also determined eligibility to include wages paid to employees providing services and not providing services. An amendment to the ERC in the Relief Act of 2021 made this possible if the entity had, on average, 500 or fewer full-time employees in 2019. Considering the two preceding requirements, and with the help of a professional services firm, the Company confirmed its eligibility for the benefit during the second quarter of 2022.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021
Net Sales

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(dollars in thousands)
Net sales	$35,032	$30,896
Net sales for the three months ended June 30, 2022 were approximately $35.0 million compared to $30.9 million for the three months ended June 30, 2021, representing a increase of 13.4%. The net sales increase was driven by increased demand for our products from transportation customers as a result of higher North American light vehicle production and increased cost recovery efforts to pass higher manufacturing costs to our customers compared to the three months ended June 30, 2021.

Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers, and depreciation. Cost of sales consists of the following major components:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$19,035	54.3%	$16,029	51.9%
Direct labor and benefits	4,219	12.0%	4,688	15.2%
Manufacturing overhead	5,776	16.5%	4,846	15.7%
Sub-total	29,030	82.9%	25,563	82.7%
Depreciation	759	2.2%	717	2.3%
Cost of Sales	$29,789	85.0%	$26,280	85.1%
Gross Profit	$5,243	15.0%	$4,616	14.9%
Cost of sales as a percentage of net sales for the three months ended June 30, 2022 decreased compared to the three months ended June 30, 2021. The decrease in cost of sales was primarily the result recognizing increased benefits from the Employee Retention Credit, which reduced direct labor costs by $2.1 million and manufacturing overhead salary costs by $0.4 million in the second quarter of 2022, compared to a $0.3 million benefit in the same period of 2021. Material as a percentage of net sales increased as a result of higher raw material and freight costs driven by price increases from our vendors. Further offsetting the ERC benefit in cost of sales were equipment and labor related operational issues at our LaFayette, Georgia facility.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the three months ended June 30, 2022 was 15.0% compared to 14.9% for the three months ended June 30, 2021. Gross profit and gross margin in the three months ended June 30, 2022, were both negatively impacted by higher raw material and freight costs as compared to the three months ended June 30, 2021. These higher manufacturing input costs were partially offset by the impact of the ERC and our cost recovery efforts.
Selling, General and Administrative Expenses

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$3,938	$5,489
Depreciation and amortization	303	592
Selling, general, and administrative expenses	$4,241	$6,081
Selling, general, and administrative expenses as a percentage of net sales	12.1%	19.7%
Selling, general, and administrative expenses for the three months ended June 30, 2022 decreased $1.8 million to $4.2 million compared to $6.1 million for the three months ended June 30, 2021. The decrease in selling, general, and administrative expenses during the three months ended June 30, 2022 was driven by decreased salary expenses as a result of our 2021 cost reduction activities, $0.5 million benefit of the ERC, and lower intangible asset amortization as certain assets reached the end of their useful lives.
Operating Loss
Operating loss for the three months ended June 30, 2022 was $11.2 million, or 31.9% of net sales, compared to an operating loss of $1.5 million, or 4.7% of net sales, for the three months ended June 30, 2021. The increase in operating loss was primarily attributable to the goodwill impairment charge of $12.2 million recorded in the second quarter of 2022.
Other Expense, Net
Other expense, net for the three months ended June 30, 2022 was $0.6 million compared to other expense, net of $0.7 million for the three months ended June 30, 2021. Non-operating expense was lower in 2022 due to favorable mark-to-market adjustments on our interest rate swap.

Loss Before Income Taxes
As a result of the foregoing factors, our net loss before income taxes increased $9.5 million to a loss of $11.8 million for the three months ended June 30, 2022 compared to a loss of $2.2 million in 2021.
Income Tax Provision
During the three months ended June 30, 2022, income tax benefit was $1.0 million, and the effective income tax rate was 9%, compared to income tax expense of $0.3 million for the three months ended June 30, 2021. The differences between the effective tax rate and the statutory tax rate of 21% were primarily related to a valuation allowance in the U.S. in which no tax benefit is recorded for incurred losses, including the U.S. allocated portion of the goodwill impairment.
Net Loss
Net loss for the three months ended June 30, 2022 was $10.7 million compared to a net loss of $2.5 million for the three months ended June 30, 2021. The increase in net loss is attributable to the goodwill impairment charge of $12.2 million recorded in the second quarter of 2022, partially offset by the impact of the Employee Retention Credit recognized in the second quarter of 2022.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021
Net Sales

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(dollars in thousands)
Net sales	$70,344	$65,694
Net sales for the six months ended June 30, 2022 were approximately $70.3 million compared to $65.7 million for the six months ended June 30, 2021, representing an increase of 7.1%. The increase in net sales for the six months ended June 30, 2022 was primarily caused by increased demand for our products from transportation customers as a result of higher North American light vehicle production and increased cost recovery efforts to pass higher manufacturing costs to our customers compared to the same period in 2021.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers, and depreciation. Cost of sales consists of the following major components:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$38,026	54.1%	$34,133	52.0%
Direct labor and benefits	9,913	14.1%	9,931	15.1%
Manufacturing overhead	10,866	15.4%	9,757	14.9%
Sub-total	58,805	83.6%	53,821	81.9%
Depreciation	1,518	2.2%	1,395	2.1%
Cost of Sales	$60,323	85.8%	$55,216	84.1%
Gross Profit	$10,021	14.2%	$10,478	15.9%
Cost of sales as a percentage of net sales for the six months ended June 30, 2022 increased to 85.8% from 84.1% for the six months ended June 30, 2021. The increase in cost of sales was primarily caused by higher raw material and freight costs driven by price increases from our vendors. Equipment and labor related operational issues in the LaFayette, Georgia facility also contributed to the increase cost of sales. These cost increases were partially offset by the ERC benefit of $2.5 million.
Gross Profit
Gross profit for the six months ended June 30, 2022 decreased $0.5 million to $10.0 million compared to $10.5 million for the six months ended June 30, 2021.

Selling, General and Administrative Expenses

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$8,392	$10,346
Depreciation and amortization	821	1,549
Selling, general, and administrative expenses	$9,213	$11,895
Selling, general, and administrative expenses as a percentage of net sales	13.1%	18.1%
Selling, general, and administrative expenses for the six months ended June 30, 2022 decreased $2.7 million to $9.2 million compared to $11.9 million for the six months ended June 30, 2021. This decrease is primarily related to reduced salary expenses as a result of our 2021 cost reduction activities, the completion of amortization of certain customer relationships and of non-patented technology, and the $0.5 million impact of the ERC benefit.
Operating Loss
Operating loss for the six months ended June 30, 2022 was $11.4 million, or 16.1% of net sales compared to an operating loss of $1.4 million, or 2.2% of net sales for the six months ended June 30, 2021. The increased operating loss in the current year is primarily driven by goodwill impairment charge of $12.2 million recorded during the second quarter of 2022.
Other Expense, Net
Other expense, net for the six months ended June 30, 2022 was $1.1 million compared to other expense, net of $1.4 million for the six months ended June 30, 2021. The change in other expense, net was caused by favorable mark-to-market adjustments on our interest rate swap.
Loss Before Income Taxes
As a result of the foregoing factors, our loss before income taxes increased $9.6 million to $12.5 million for the six months ended June 30, 2022 compared to a loss of $2.8 million in 2021.
Income Tax Provision
During the six months ended June 30, 2022, income tax benefit was $1.2 million, and the effective income tax rate was 10%, compared to an income tax expense of $0.7 million and an effective income tax rate of 26% during the six months ended June 30, 2021. The differences between the effective tax rate and the statutory tax rate of 21% were primarily related to a valuation allowance in the U.S. in which no tax benefit is recorded for incurred losses, including the U.S. allocated portion of the goodwill impairment.
Net Loss
Net loss for the six months ended June 30, 2022 was $11.3 million compared to a net loss of $3.6 million during the six months ended June 30, 2021. The increase in net loss was primarily attributable to the goodwill impairment charge of $12.2 million, partially offset by the impact of the ERC benefit recognized in the second quarter of 2022.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of June 30, 2022 and December 31, 2021, we had a cash balance of $0.6 million and $0.7 million, respectively. As of June 30, 2022 and December 31, 2021, we had $4.3 million and $2.2 million, respectively, available to be borrowed under our revolving credit facility. Our ability to borrow, however, under the revolving line of credit is dependent on the Forbearance Agreement, which expires September 12, 2022, including our compliance with its terms.
Our Debt
The Company’s financial results for the six months ended December 31, 2020 and the nine months ended March 31, 2021 resulted in violations of one or more of the following financial covenants: (1) Maximum Total Leverage Ratio; (2) Minimum Debt Service Coverage Ratio; and (3) Minimum Consolidated EBITDA; each as defined in the Company’s Amended and Restated Credit Agreement. The Company entered into a Forbearance Agreement, providing for a period initially commencing on April 9, 2021 and through and including June 15, 2021, during which the Company was able to borrow on its Revolving line of credit, subject to the terms and conditions to making a revolving credit advance, including availability, and the Lenders agreed, subject to the terms of the Forbearance Agreement, to forbear from enforcing their rights or seeking to collect payment of the Company’s debt or disposing of the collateral securing the debt.
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
On September 21, 2021, the Company entered into the Second Amendment to the Forbearance Agreement, which, among other things, made changes to the calculations of financial covenants, contained revised requirements for Minimum Liquidity and Minimum Consolidated EBITDA, as defined, for the monthly periods through and including February 28, 2022, and revised the Revolving Credit Aggregate Commitment from $30 million to $27 million.
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
Between February 25, 2022, and June 13, 2022, the Company entered into four forbearance agreement amendments, each of these amendments extended the Forbearance Period. The Fifth Amendment to Forbearance Agreement (entered February 25, 2022) extended the Forbearance Period from February 28, 2022 to March 11, 2022. The Sixth Amendment to Forbearance Agreement (entered into March 11, 2022) extended the Forbearance Period from March 11, 2022 to May 30, 2022. The Seventh Amendment to Forbearance Agreement (entered into May 26, 2022) extended the Forbearance Period from May 30, 2022 to June 13, 2022. The Eighth Amendment to Forbearance Agreement (entered into June 13, 2022) extended the Forbearance Period from June 13, 2022 to July 14, 2022.
The Eighth Amendment to the Forbearance Agreement also provided for the termination of LIBOR based interest rates on borrowings under the Credit Agreement: (1) as of the effective date of the amendment, June 13, 2022, with respect to any advances under the Credit Agreement after the amendment’s effective date, and (2) the expiration of any then current LIBOR interest period applicable to then outstanding advances with a LIBOR based interest rate. The Eighth Amendment substituted SOFR for LIBOR, the amendment also defined “SOFR” as a rate equal to the secured overnight financing rate published on the website of the SOFR administrator or any successor source identified as such by the administrator. The Company does not expect this change in the basis for calculating the interest rate on its bank borrowings to have a material effect on its interest expense.
On July 14, 2022, the Company entered into the Ninth Amendment to Forbearance Agreement, which extends the Forbearance Period from July 14, 2022 to September 12, 2022. The Company intends to use the latest extension of its Forbearance Agreement, provided by the Ninth Amendment to continue negotiations with the Lenders in pursuit of a cure or waiver of financial covenant defaults and to amend the credit agreement.
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
Capital Expenditures

In 2022, we currently plan to spend approximately $1.1 million in capital expenditures down from our previous expectation of $2.3 million, of which $0.6 million was spent through June 30, 2022, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology hardware throughout our facilities.
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
Cash Flow Data
The following table presents cash flow data for the periods presented:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$1,447	$(913)
Investing activities	$(579)	$(2,227)
Financing activities	$(1,010)	$3,304
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
During the six months ended June 30, 2022, net cash provided by operating activities was $1.4 million, compared to net cash used by operating activities of $0.9 million for the six months ended June 30, 2021. The increase in cash provided by operating activities was primarily attributable to an increased focus on managing our working capital levels to be more closely aligned with our customer release schedules and our expectation of near-term demand for our products based on available third-party data.
Investing Activities
Cash provided by or used in investing activities consists principally of the purchase and sale of property, plant and equipment.
During the six months ended June 30, 2022 and June 30, 2021, we made capital expenditures of $0.6 million and $2.3 million, respectively. We currently plan to spend a total of approximately $1.1 million in capital expenditures during 2022, including the $0.6 million spent through June 30, 2022.
Financing Activities
Cash flows provided by or used in financing activities consists primarily of borrowings and payments under our credit facilities, proceeds from the issuance of common stock, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the six months ended June 30, 2022, we had net cash used by financing activities of $1.0 million compared to $3.3 million cash provided by financing activities during the six months ended June 30, 2021. The increase in cash outflows during the six months ended June 30, 2022 was driven by increased repayments of borrowings under the Company’s line of credit.
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
Interest Rate Fluctuation Risk
Our borrowings under our Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, the Company entered into interest rate swaps. Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into an interest rate swap that requires the Company to pay a fixed rate of 3.075 per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increased by $0.04 million each quarter until June 29, 2018 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 expiring. The notional amount then decreased each quarter by $0.1 million until September 30, 2020 when the notional amount increased to $17.5 million due to the interest rate swap from 2017 expiring. The notional amount then decreased each quarter by $0.4 million until December 31, 2021, and will decrease each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At June 30, 2022, the fair value of all swaps was in a net liability position of $8 thousand and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act") referred to herein as “Disclosure Controls,” at the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
Changes in Internal Control over Financial Reporting
There were no changes during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Description
3.1*	Certificate of Amendment of Certificate of Incorporation of the Company, effective July 29, 2022
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

UNIQUE FABRICATING, INC.

Date:	August 11, 2022	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)