Form 10-Q
period 2022-09-30
Unique Fabricating, Inc.
filed 2022-11-08
CIK 1617669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of October 28, 2022, the registrant had 11,733,147 shares of common stock outstanding.

UNIQUE FABRICATING, INC.
FORM 10-Q

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and as of December 31, 2021 (unaudited)	2
		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 (unaudited) and three and nine months ended September 30, 2021 (unaudited)	3
		Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 (unaudited) and the three and nine months ended September 30, 2021 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and the nine months ended September 30, 2021 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
	Item 4.	Controls and Procedures	31
Part II.	Other Information
	Item 1.	Legal Proceedings	31
	Item 1A.	Risk Factors	31
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	Item 3.	Defaults Upon Senior Securities	31
	Item 4.	Mine Safety Disclosures	31
	Item 5.	Other Information	31
	Item 6.	Exhibits	32
		Signatures	33

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – dollars in thousands)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$480	$742
Accounts receivable, net of reserves of approximately $0.5 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively	25,437	23,469
Inventory, net	12,521	13,770
Prepaid expenses and other current assets:
Prepaid expenses and other	6,114	3,270
Refundable taxes	1,925	3,738
Total current assets	46,477	44,989
Property, plant, and equipment, net	21,062	22,567
Goodwill	—	16,996
Intangible assets	4,208	5,161
Other assets
Operating leases	10,068	9,776
Investments, at cost	1,054	1,054
Deposits and other assets	901	755
Deferred tax asset	351	2,379
Total assets	$84,121	$103,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,310	$10,056
Current maturities of long-term debt	25,398	28,884
Income taxes payable	46	303
Revolver, current maturities	22,343	19,541
Accrued compensation	1,516	1,149
Other accrued liabilities	3,258	3,478
Total current liabilities	65,871	63,411
Other long-term liabilities:
Other liabilities	8,830	9,139
Total liabilities	74,701	72,550
Stockholders’ equity:
Common stock, $0.001 par value: 25,000,000 shares authorized and 11,733,147 and 11,733,147 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in-capital	50,474	50,349
Accumulated deficit	(41,066)	(19,234)
Total stockholders’ equity	9,420	31,127
Total liabilities and stockholders’ equity	$84,121	$103,677
The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$34,503	$29,909	$104,847	$95,603
Cost of sales	31,454	26,629	91,777	81,845
Gross profit	3,049	3,280	13,070	13,758
Selling, general, and administrative expenses	4,433	5,741	13,646	17,636
Impairment	4,833	5,115	16,996	5,115
Operating loss	(6,217)	(7,576)	(17,572)	(8,993)
Other income (expense):
Other, net	176	6,041	206	6,080
Interest expense	(789)	(843)	(1,952)	(2,305)
Other income (expense), net	(613)	5,198	(1,746)	3,775
Loss before income taxes	(6,830)	(2,378)	(19,318)	(5,218)
Income tax expense (benefit)	3,722	(522)	2,514	216
Net loss	$(10,552)	$(1,856)	$(21,832)	$(5,434)
Net loss per share:
Basic	$(0.90)	$(0.19)	$(1.86)	$(0.55)
Diluted	$(0.90)	$(0.19)	$(1.86)	$(0.55)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited – dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2021	11,733,147	$12	$50,349	$(19,234)	$31,127
Net loss	—	—	—	(569)	(569)
Stock option expense	—	—	41	—	41
Balance - March 31, 2022	11,733,147	12	50,390	(19,803)	30,599
Net loss	—	—	—	(10,711)	(10,711)
Stock option expense	—	—	42	—	42
Balance - June 30, 2022	11,733,147	12	50,432	(30,514)	19,930
Net loss	—	—	—	(10,552)	(10,552)
Stock option expense	—	—	42	—	42
Balance - September 30, 2022	11,733,147	$12	$50,474	$(41,066)	$9,420

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2020	9,779,147	$10	$46,126	$(12,271)	$33,865
Net loss	—	—	—	(1,069)	(1,069)
Stock option expense	—	—	27	—	27
Balance - March 31, 2021	9,779,147	10	46,153	(13,340)	32,823
Net loss	—	—	—	(2,509)	(2,509)
Stock option expense	—	—	256	—	256
Balance - June 30, 2021	9,779,147	10	46,409	(15,849)	30,570
Net loss	—	—	—	(1,856)	(1,856)
Stock option expense	—	—	49	—	49
Issuance of common stock and warrants	1,954,000	2	3,835	—	3,837
Balance - September 30, 2021	11,733,147	$12	$50,293	$(17,705)	$32,600

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNIQUE FABRICATING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(21,832)	$(5,434)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Impairment of goodwill	16,996	5,115
Depreciation and amortization	3,433	4,271
Amortization of debt issuance costs	169	158
Loss on sale of assets	—	(12)
Bad debt adjustment	(47)	(197)
Gain on derivative instrument	(736)	(412)
Gain on forgiveness of debt	—	(6,000)
Stock option expense	125	332
Accrued in-kind interest on long term debt	152	25
Deferred income taxes	2,028	(679)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(1,921)	(1,626)
Inventory	1,249	(5,031)
Prepaid expenses and other assets	(1,177)	2,608
Accounts payable	3,300	3,125
Other assets and liabilities, net	25	154
Net cash provided by (used for) operating activities	1,764	(3,603)
Cash Flows from Investing Activities:
Capital expenditures	(1,048)	(2,432)
Proceeds from sale of property, plant, and equipment	—	100
Net cash used for investing activities	(1,048)	(2,332)
Cash Flows from Financing Activities:
Net change in bank overdraft	27	(710)
Payments on term loans and capital expenditure line	(3,684)	(2,597)
Payments on revolving credit facilities	(43,727)	(30,087)
Proceeds from revolving credit facilities	46,406	35,671
Proceeds from the issuance of common stock and warrants	—	4,044
Net cash provided by (used for) financing activities	(978)	6,321
Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(262)	386
Cash and cash equivalents at beginning of period	742	760
Cash and cash equivalents at end of period	$480	$1,146
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,383	$2,178
Cash paid for income taxes	$641	$761

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
On December 9, 2021, the Company entered into the Third Amendment to Forbearance Agreement with respect to the Amended and Restated Credit Agreement, as amended. The Lenders in the Third Amendment to the Forbearance Agreement, among other things, agreed to forbear with respect to the Minimum Consolidated EBITDA covenant violation, as of September 30, 2021, and to suspend compliance with the Minimum Consolidated EBITDA covenant during the remainder of the forbearance period. The Third Amendment included a new covenant that began on December 15, 2021, which is tested weekly on a rolling basis and requires that the Company’s actual cumulative total cash disbursements for the period being tested not exceed total cash disbursements projected by the Company for the same period by more than 15% at any time during the forbearance period. The Third Amendment also reduced the Revolving Credit Aggregate Commitment from $27 million to $25 million.
As of December 31, 2021, the Company was in violation of the required Minimum Liquidity covenant, as provided in the Second Amendment to the Forbearance Agreement. As a result, on February 4, 2022, the Company entered into the Fourth Amendment to Forbearance Agreement. The Lenders in the Fourth Amendment to the Forbearance Agreement agreed to waive the Minimum Liquidity covenant violation.
Between February 25, 2022, and September 9, 2022, the Company entered into six forbearance agreement amendments. Each of these amendments extended the Forbearance Period. The Fifth Amendment to Forbearance Agreement (entered into February 25, 2022) extended the Forbearance Period from February 28, 2022 to March 11, 2022. The Sixth Amendment to

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Forbearance Agreement (entered into March 11, 2022) extended the Forbearance Period from March 11, 2022 to May 30, 2022. The Seventh Amendment to Forbearance Agreement (entered into May 26, 2022) extended the Forbearance Period from May 30, 2022 to June 13, 2022. The Eighth Amendment to Forbearance Agreement (entered into June 13, 2022) extended the Forbearance Period from June 13, 2022 to July 14, 2022. The Ninth Amendment to Forbearance Agreement (entered into July 14, 2022) extended the Forbearance Period from July 14, 2022 to September 12, 2022. The Tenth Amendment to Forbearance Agreement (entered into September 9, 2022) extended the Forbearance Period from September 12, 2022 to October 24, 2022.
On October 4, 2022, the Company entered into the Eleventh Amendment to Forbearance Agreement, which extended the Forbearance Period from October 24, 2022 to November 7, 2022. The Eleventh Amendment includes certain amendments to the Credit Agreement and permits the Company to raise up to $4 million of debt financing, which is further described in Note 18. The Eleventh Amendment also amends several financial covenants including: an amendment to the weekly Minimum Liquidity covenant, an amendment to the minimum sales covenant for the two month period ending September 30, 2022 and an amendment to the weekly cash disbursement covenant.
The defaults, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement, currently totaling $47.7 million, has been classified as current as of September 30, 2022. The Company does not have sufficient cash and cash equivalents on hand or available liquidity to repay such debt or meet its obligations thereunder as they become due through twelve months from date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company has engaged a financial adviser and has initiated a process to obtain financing to repay the existing bank borrowings and fund operational needs. There can be no assurance that the Company will be able to obtain such financing or if it were to obtain financing as to its terms. In addition, if the Company were not able to obtain financing, there can be no assurance that current bank lenders will consent to an amendment or waiver to cure existing defaults or that they will not take other action.
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
Concentration Risks
The Company is exposed to significant concentration risks as follows:
Customer and Credit — During the three and nine months ended September 30, 2022 and September 30, 2021, the Company’s net sales were principally derived from customers engaged in the North American automotive industry. The following table presents the Company's sales directly to General Motors Company (“GM”), Yanfeng Automotive Interiors, Stellantis N.V. (formerly Fiat Chrysler Automobiles), and Ford Motor Company (“Ford”) as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General Motors Company	9%	5%	9%	7%
Yanfeng Automotive Interiors	7%	10%	8%	8%
Stellantis N.V.	7%	8%	8%	7%
Ford Motor Company	4%	3%	4%	4%
Furthermore, the Company derived net sales to the customers listed in the above table indirectly through other customers.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
International Operations — The Company manufactures and sells products outside of the United States primarily in Mexico and Canada. Foreign operations are subject to various political, economic and other risks and uncertainties inherent in foreign countries. Among other risks, the Company’s operations may be subject to the risks of: restrictions on transfers of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; political conditions; and governmental regulations. The following table presents the percentage of the Company's total production represented by production in Mexico and Canada:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mexico	27%	23%	25%	24%
Canada	8%	8%	8%	9%
The following table presents the percentage of the Company's total net sales represented by net sales from operations located in Mexico and Canada:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mexico	27%	24%	26%	25%
Canada	7%	8%	8%	9%
Labor Markets — At September 30, 2022, 51% of our employees were working in the United States, 45% were working in Mexico, and 4% were working in Canada. In the United States manufacturing facilities, 28% were covered under a collective bargaining agreement which expires in August 2025 while another 10% were covered under a separate collective bargaining agreement that expires in February 2023.

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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues
The following table presents the Company's net sales disaggregated by major sales channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Sales
Transportation	$30,789	$26,124	$93,457	$84,741
Appliance	3,109	3,104	9,388	9,247
Other	605	681	2,002	1,615
Total	$34,503	$29,909	$104,847	$95,603
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

4. Inventory
Inventories consist of the following:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Raw materials	$8,608	$9,242
Work in progress	1,243	990
Finished goods	2,670	3,538
Total inventory	$12,521	$13,770
The Company periodically evaluates inventory for obsolescence, excess quantities, slow moving goods and other impairments of value and establishes reserves for any identified impairments. The allowance for obsolete inventory was $1.0 million at September 30, 2022 and $1.2 million at December 31, 2021.
Included in inventory are assets located in Mexico with a carrying amount of $3.8 million at September 30, 2022 and $4.0 million at December 31, 2021, and assets located in Canada with a carrying amount of $1.3 million at September 30, 2022 and $1.1 million at December 31, 2021.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

	September 30, 2022	December 31, 2021	Depreciable Life – Years
	(dollars in thousands)
Land	$538	$538
Buildings	7,630	7,630	23 – 40
Shop equipment	28,015	26,049	7 – 10
Leasehold improvements	1,344	1,283	3 – 10
Office equipment	3,102	3,047	3 – 7
Mobile equipment	50	50	3
Construction in progress	442	1,554
Total cost	41,121	40,151
Less: Accumulated depreciation	20,059	17,584
Net property, plant, and equipment, net	$21,062	$22,567
Depreciation expense was $0.8 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, respectively.
Included in property, plant, and equipment, net are assets located in Mexico with a carrying amount of $3.4 million and $3.5 million at September 30, 2022 and December 31, 2021, respectively, and assets located in Canada with a carrying amount of $0.3 million and $0.4 million at September 30, 2022 and December 31, 2021, respectively.

6. Goodwill
Changes in the carrying amount of goodwill are as follows:

(dollars in thousands)
Balance at December 31, 2021
Goodwill	$28,871
Accumulated impairment losses	(11,875)
Net beginning balance	16,996
Second quarter impairment	(12,163)
Balance at June 30, 2022	4,833
Third quarter impairment	(4,833)
Balance at September 30, 2022	$—
2022 Goodwill Impairments
The Company experienced a sustained decline in market capitalization through the second quarter of 2022 representing a potential indicator of impairment. Furthermore, the Company continues to experience repercussions from the global semiconductor shortage, the most impactful being the decline in sales to our automotive customers, as North American automotive production volumes have been lower than pre-pandemic levels. In the second quarter of 2022, the Company identified these circumstances and concluded it was more likely than not that the fair value of its reporting unit is less than its carrying amount, and performed an interim quantitative assessment. The quantitative assessment was performed as of June 30, 2022, utilizing the income approach. The analysis required the comparison of the Company’s carrying value with it’s fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis included a discount rate of 18.6%, forecasted revenue for the remainder of 2022 through 2028, a terminal growth rate for cash flows of 3%, and EBITDA margin of 10.8% by 2026. The results of the quantitative analysis performed indicated the

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
carrying value of the reporting unit exceeded the fair value of the reporting unit as of June 30, 2022. As a result, the Company recorded a $12.2 million impairment charge during the three months ended June 30, 2022.
During three months ended September 30, 2022, the Company experienced another sharp decline in market capitalization representing another potential indicator of impairment. The repercussions from the global semiconductor shortage have continued, the most impactful being the sustained depressed sales volume to our automotive customers. The Company concluded it was more likely than not that the fair value of its reporting unit is less than its carrying amount, and performed another interim quantitative assessment. This quantitative assessment was performed as of September 30, 2022, utilizing the income approach. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis included a discount rate of 19.9%, forecasted revenue for the remainder of 2022 through 2028, a terminal growth rate for cash flows of 3.0%, and EBITDA margin of 10.8% by 2026. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit as of September 30, 2022. As a result, the Company recorded a $4.8 million impairment charge on the condensed consolidated statements of operations for the three months ended September 30, 2022. The impairment charge included in the condensed consolidated statements of operations for the nine months ended September 30, 2022 was $17.0 million.
7. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
US Term Loan, payable to lenders in quarterly installments of $0.8 million through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 7.0% and 5.5% per annum at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the balance of the US Term Loan is presented net of a debt discount of $79 thousand from costs paid to or on behalf of the lenders.	$18,082	$20,383
CA Term Loan, payable to lenders in quarterly installments of $0.4 million through November 7, 2023, with a lump sum due at maturity. The effective interest rate was 7.0% and 5.5% per annum at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the balance of the CA Term Loan is presented net of a debt discount of $34 thousand from costs paid to or on behalf of the lenders.	6,369	7,437
Capital expenditure line payable to lenders in quarterly installments of 12.5% per annum through November 7, 2023 with a lump sum due at maturity. The effective interest rate was 7.0% and 5.5% per annum at September 30, 2022 and December 31, 2021, respectively.	947	1,064
Total debt excluding Revolver	$25,398	$28,884
As of September 30, 2022 and December 31, 2021, the fair value of the Company’s debt approximates 90% of book value based on the variable terms.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of September 30, 2022, $22.5 million was outstanding under the Revolver. This amount is gross of debt issuance costs which are further described in the next section. The Revolver had an effective interest rate of 7.0% percent per annum at September 30, 2022, and is secured by substantially all of the Company’s assets. At September 30, 2022, the maximum additional available borrowings under the Revolver was $1.3 million, which includes a reduction for a $0.1 million letter of credit issued for the benefit of the landlord of one of the Company’s leased facilities.
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
Between February 25, 2022, and September 9, 2022, the Company entered into six forbearance agreement amendments. Each of these amendments extended the Forbearance Period. The Fifth Amendment to Forbearance Agreement (entered into February 25, 2022) extended the Forbearance Period from February 28, 2022 to March 11, 2022. The Sixth Amendment to Forbearance Agreement (entered into March 11, 2022) extended the Forbearance Period from March 11, 2022 to May 30, 2022. The Seventh Amendment to Forbearance Agreement (entered into May 26, 2022) extended the Forbearance Period from May 30, 2022 to June 13, 2022. The Eighth Amendment to Forbearance Agreement (entered into June 13, 2022) extended the Forbearance Period from June 13, 2022 to July 14, 2022. The Ninth Amendment to Forbearance Agreement (entered into July 14, 2022) extended the Forbearance Period from July 14, 2022 to September 12, 2022.

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On September 9, 2022, the Company entered into the Tenth Amendment to Forbearance Agreement, which extended the Forbearance Period from September 12, 2022 to October 24, 2022. The Tenth Amendment also requires the Company’s financial advisor to, among other things, deliver by September 30, 2022 a reasonably detailed projected timeline for completing a transaction to refinance the bank debt, identifying potential financing sources for a refinancing transaction, identifying potential strategic alternatives if the Company is unsuccessful at completing a refinancing transaction, and providing an assessment from the advisor of the likelihood of the Company’s ability to complete a refinancing transaction. The failure to do so would result in a Forbearance Termination Event. The Tenth Amendment also updates or implements several financial covenants including: an update to the cash disbursements covenant, the creation of a weekly minimum liquidity covenant, and the creation of a minimum sales covenant for August and September 2022. The Tenth Amendment also defines a new Forbearance Termination Event if the Company’s customers whose sales represent, in the aggregate, more than five (5%) of the Company’s net sales for the twelve (12) month period ended June 30, 2022 provide notice that such customers are resourcing business to a different supplier.
On October 4, 2022, the Company entered into the Eleventh Amendment to Forbearance Agreement, which extended the Forbearance Period from October 24, 2022 to November 7, 2022. The Eleventh Amendment includes certain amendments to the Credit Agreement and permits the Company to raise up to $4 million of debt financing, which is further described in Note 18. The Eleventh Amendment also amends several financial covenants including: an amendment to the weekly minimum liquidity covenant, an amendment to the minimum sales covenant for the two month period ending September 30, 2022 and an amendment to the weekly cash disbursement covenant.
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
At September 30, 2022 and December 31, 2021, unamortized debt issuance costs were $0.2 million and $0.2 million, respectively, while amounts paid to or on behalf of lenders presented as unamortized debt discounts were $0.1 million and $0.2 million, respectively.
Amortization expense of both debt issuance costs and debt discounts has been recognized as a component of interest expense in the amounts of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Minimum Liquidity
The Eleventh Amendment to the Forbearance Agreement established a financial covenant requiring the Company to maintain a Minimum Liquidity of $500,000 as of the Friday of each week while the Loans are outstanding. As of September 30, 2022, the Company maintained compliance with this financial covenant.
Projected Cash Disbursements
The Third Amendment to the Forbearance Agreement establishes a financial covenant limiting the Company’s cumulative total cash disbursements to an amount not exceeding the Company’s projected total cash disbursements for the same cumulative period by more than 15%. As of September 30, 2022, the Company was in compliance with this financial covenant.
Monthly Sales
The Eleventh Amendment to the Forbearance Agreement established a financial covenant requiring the Company’s sales for the two month period ending September 30, 2022 shall not be less than $23.7 million. As of September 30, 2022, the Company achieved compliance with this financial covenant.
Future Maturities
The Company is currently under a Forbearance Agreement, which currently expires November 7, 2022. The loan covenant defaults mentioned previously, if not waived by our lenders, allows the lenders to accelerate the maturity of the debt, making it immediately due and payable. Accordingly, all debt subject to the Credit Agreement has been classified as current as of September 30, 2022:

Future Maturities
(dollars in thousands)
2022	$48,006
Total	48,006
Discounts	(113)
Debt issuance costs	(152)
Total debt, net	$47,741

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
Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into an interest rate swap that requires the Company to pay a fixed rate of 3.075% per annum while receiving a variable interest rate per annum based on the one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amount at the effective date was $5.0 million, which increased by $0.4 million each quarter until June 28, 2019 when the notional amount increased to $17.5 million due to an interest rate swap from 2016 expiring. Since June 28, 2019, the notional amount has decreased each quarter by $0.2 million until September 30, 2020 when the notional amount increased to $17.5 million due to an interest rate swap from 2017 expiring. The notional amount then decreased each quarter by $0.4 million until December 31, 2021, and will continue to decrease each quarter by $0.6 million until it expires on November 8, 2023.
At September 30, 2022, the fair value of all swaps was in a net asset position of $0.2 million and is included in deposits and other assets in the condensed consolidated balance sheets. At December 31, 2021, the fair value of the swap was in a net liability position of $0.6 million and was included in other long term liabilities. The Company paid $31 thousand and $0.2 million in net monthly settlements with respect to the interest rate swaps for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company paid $0.1 million and $0.4 million, respectively, in net monthly settlements. Both the change in fair value and the net monthly settlements were included in interest expense in the condensed consolidated statements of operations.

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
2014 Omnibus Performance Award Plan
In 2014, the board of directors and stockholders adopted the Unique Fabricating, Inc. 2014 Omnibus Performance Award Plan, or the 2014 Plan. The 2014 Plan provides for the grant of cash awards, stock options, stock appreciation rights, or SARs, shares of restricted stock and restricted stock units, or RSUs, performance shares and performance units. The 2014 Plan originally authorized the grant of awards relating to 250,000 shares of our common stock. In the event of any transaction that causes a change in capitalization, the compensation committee, such other committee administering the 2014 Plan or the board of directors will make such adjustments to the number of shares of common stock delivered, and the number and/or price of shares of common stock subject to outstanding awards granted under the 2014 Plan, as it deems appropriate and equitable to prevent dilution or enlargement of participants’ rights. An amendment approved in March of 2016 by our board of directors which was approved by our stockholders at our annual meeting of stockholders in June 2016, increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 450,000 shares of our common stock. In July 2020, an additional amendment was approved by our board of directors at our annual meeting of stockholders, which increased the number of shares authorized for grant of awards under the 2014 Plan to a total of 700,000 shares of our common stock.
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

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of option activity under both plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(dollars in thousands, except share data and exercise price)
Outstanding at December 31, 2021	846,731	$4.00	7.6	$—
Granted	—	$—	0	$—
Exercised	—	$—	0	$—
Forfeited or expired	149,982	$4.87	0	$—
Outstanding at September 30, 2022	696,749	$3.80	7.2	$—
Vested and exercisable at September 30, 2022	341,783	$4.48	6.8	$—
————————————
(1)    The aggregate intrinsic value above is obtained by subtracting the exercise price from the estimated fair value of the underlying shares and multiplying this result by the related number of options outstanding and exercisable as of the period end date. There is no intrinsic value if the exercise price exceeds the fair value of the underlying shares. The estimated fair value of the shares is based on the closing price of the stock of $0.52 as of September 30, 2022 and $1.96 as of December 31, 2021.
The Company recorded stock-based compensation expense of $42 thousand and $125 thousand for the three and nine months ended September 30, 2022, respectively, and $49 thousand and $332 thousand for the three and nine months ended September 30, 2021, respectively. Stock compensation expense is included in the condensed consolidated statements of operations, as a component of selling, general, and administrative expenses. The income tax (expense) benefit related to share based compensation expense was immaterial for all periods presented.
As of September 30, 2022, there was $492 thousand of total unrecognized compensation cost related to non-vested stock option awards under the plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

10. Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date income before income taxes. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effect of changes in tax laws or rates, are reported in the interim period in which they occur, if applicable.
As of the period ended September 30, 2022, the Company has recorded a Valuation Allowance on deferred tax assets in Mexico and Canada and maintained the valuation allowance on deferred tax assets in the U.S.
Income tax expense for the three and nine months ended September 30, 2022, was $3.7 million and $2.5 million, respectively, compared to an income tax benefit of $0.5 million and an expense of $0.2 million for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, the effective tax rates were (54)% and (13)%, respectively. The differences between the effective tax rates and the statutory rate of 21% were primarily related to the valuation allowances in the U.S., Canada and Mexico.

11. Lease
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
New leased assets obtained in exchange for new operating lease liabilities during the three months ended September 30, 2022 were immaterial.
Leased assets and liabilities included within the condensed consolidated balance sheets consist of the following:

	Classification	September 30, 2022
		(dollars in thousands)
Right-of-Use-Assets
Operating	Operating leases	$10,068
Liabilities
Current
Operating	Other accrued liabilities	$1,753
Non-current
Operating	Other liabilities	8,830
Total lease liabilities		$10,583
Lease costs included in the condensed consolidated statements of operations consist of the following:

	Classification	Nine Months Ended September 30, 2022
		(dollars in thousands)
Lease cost	Cost of sales, selling expenses and general and administrative expense	$2,006
Maturities of the Company’s lease liabilities as of September 30, 2022 are as follows:

Lease Liability Maturities
(dollars in thousands)
2022 (remainder)	$836
2023	2,297
2024	2,200
2025	2,053
2026	1,589
Thereafter	4,225
Total lease payments	13,200
Less: interest	2,617
Present value of lease payments	$10,583
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

September 30, 2022
Weighted average remaining lease term (years)	6.3
Weighted average discount rate	6.4%

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease costs included in the condensed consolidated statements of cash flows are as follows:

Nine Months Ended September 30, 2022
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,134

12. Retirement Plans
The Company maintains a defined contribution plan covering certain full time salaried employees. Employees can make elective contributions to the plan. The Company contributes a match on 100% of an employee’s contribution up to the first 3% of each employee’s total compensation and 50% for the next 2% of each employee’s total compensation. In addition, the Company, at the discretion of the board of directors, may make additional contributions to the plan on behalf of the plan participants. The Company contributed $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

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
Beginning in February 2021, the Company began utilizing the services of Engauge Workforce Solutions LLC (“Engauge”), a manufacturing and distribution staffing agency. Ms. Kim Korth, a member of the Company’s Board of Directors, is also the Managing Director of Engauge. In March 2021, the Company entered into an agreement with Engauge for its services. The agreement is for an initial term of 12 months and will continue on a month-to-month basis after the initial term. The Company may terminate the agreement, without penalty, following the initial term with 60 days written notice. The Company has incurred fees for Engauge’s services for the nine months ended September 30, 2022 of $864 thousand.

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
The Company performed a valuation analysis for its Revolver and Term debt as of September 30, 2022. The analysis used Level 2 inputs including, among other things, the sum of the risk-free rate and a default spread to arrive at an estimated cost of debt of 18.2%. The estimated cost of debt was then used as the discount rate to determine the present value of the debt payments. As of September 30, 2022, the fair value of the Company’s debt approximates 90% of book value.
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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(10,552)	$(1,856)	$(21,832)	$(5,434)
Denominator:
Weighted average shares outstanding, basic	11,733,147	9,970,299	11,733,147	9,843,565
Dilutive effect of stock-based awards	—	—	—	—
Weighted average share outstanding, diluted	11,733,147	9,970,299	11,733,147	9,843,565

Basic loss per share	$(0.90)	$(0.19)	$(1.86)	$(0.55)
Diluted loss per share	$(0.90)	$(0.19)	$(1.86)	$(0.55)

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended September 30, 2022 and September 30, 2021, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Nine Months Ended September 30,
	2022	2021
Number of options	696,749	905,069
Exercise price of options	$2.08 - $12.50	$2.36 - $12.58
Warrants(1)	156,320	156,320
Exercise price of warrants	$3.12	$3.12
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
During the nine months ended September 30, 2022, the Company recorded an ERC of $3.0 million, of which, $2.5 million and $0.5 million was recorded within cost of sales and selling, general, and administrative expenses, respectively, on the Company’s condensed consolidated statements of operations. During the nine months ended September 30, 2021, the Company recognized an ERC benefit of $0.3 million, all of which was recorded in cost of sales. The ERC benefit is presented as prepaid expenses on the Company’s condensed consolidated balance sheets.

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

18. Subsequent Events
Debt Financing
The Company completed an offering of $4 million aggregate principal amount in notes, in two series, bearing pay-in-kind interest at the rate of 12% per annum on October 7, 2022. Investors in the notes also received warrants for up to an aggregate of 120,000 shares at an exercise price of $0.52 per share, the closing sales price of the Company’s common stock on the date of the closing of the first tranche of the notes offering on October 4, 2022. Investors will receive warrants to purchase in the aggregate an additional 280,000 shares if the notes are not repaid within 12 months. Interest on the notes through the end of 2022 will be convertible at the holders’ option into common stock at a price equal to the warrant exercise price. The notes are secured by and will be paid from the expected receipt of the Company’s Employee Retention Credits and any proceeds from the sale of a non-operational financial asset; one series in the aggregate principal amount of $2,500,000 has a first priority security interest in the financial asset, and a series in the aggregate principal amount of $1,500,000 has a first priority security interest

UNIQUE FABRICATING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Company’s Employee Retention Credit. The terms of the two series are otherwise identical. The proceeds of this financing have been used to: reduce by $750,000 the outstanding principal amount of the Company’s bank term loans; $1,228,125 to prepay the December 31, 2022, term loan principal payment; and to reduce by $2,021,875 outstanding borrowings under the Company’s revolving line of credit, which amount remains available to be reborrowed, subject to the Credit Agreement.
Taglich Brothers, Inc. served as placement agent for the offering of notes and will receive 192,308 shares of the Company’s common stock as a placement fee. An investor also received 38,461 shares of the Company’s common stock. The notes, warrants, shares of common stock issuable upon exercise of the warrants and the shares issued to the placement agent and to an affiliate of an investor are not being registered under the Securities Act of 1933, as amended (the “Securities Act”) and were offered pursuant to the exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) thereof and Rule 506(b) under Regulation D promulgated under such Act.
Waiver and Ninth Amendment to Credit Agreement
On November 7, 2022, the Company entered into the Waiver and Ninth Amendment to Credit Agreement (“Ninth Amendment”). As of December 31, 2020, and March 31, 2021, the Company was in violation of certain of its financial covenants (the “Specified Defaults”), as defined in the Credit Agreement. As of September 30, 2021, the Company was also in violation of the required Minimum Consolidated EBITDA covenant, as amended by the Second Amendment to the Forbearance Agreement dated September 21, 2021 (the “Specified Forbearance Termination Event”). The Lenders in the Ninth Amendment, among other things, agreed to grant a permanent waiver of the Specified Defaults and the Specified Forbearance Termination Event that have occurred prior to the effectiveness of the Ninth Amendment and of any right the Lenders may have to exercise any of their rights against the Company as a result.
The Ninth Amendment also requires that the Company repay the outstanding principal balance of the Loans under the Credit Agreement and all accrued and unpaid interest thereon on or before February 3, 2023 (subject to extension to not later than February 28, 2023 if the Company complies with certain conditions (the “Repayment Date” )). The Company also is required to deliver to the Lenders by December 9, 2022, non-binding indications of interest from one or more potential counterparties to one or more refinancing transactions which aggregate sufficient net proceeds to result in repayment in full of the Loans and other Indebtedness on or before the Repayment Date (the “Refinancing Transaction”). The Company is further required to deliver by January 16, 2023, at least one fully executed term sheet with respect to a Refinancing Transaction with a counterparty that satisfies certain qualifications specified in the Ninth Amendment. If the Company fails to meet these milestone dates or repay the Loans or other Indebtedness in full on or before the Repayment Date it will constitute an event of default under the Credit Agreement.
The Company also is required to cause its Mexican subsidiary to grant as security for repayment of the Loans, by December 8, 2022, a first priority lien, subject only to permitted liens, enforceable under Mexican law in such subsidiary’s accounts receivables.

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
Goodwill Impairments
The Company experienced a sustained decline in market capitalization through the second quarter of 2022 representing a potential indicator of impairment. Furthermore, the Company continues to experience repercussions from the global semiconductor shortage, the most impactful being the decline in sales to our automotive customers, as North American automotive production volumes have been lower than pre-pandemic levels. The Company identified these circumstances and concluded it was more likely than not that the fair value of its reporting unit is less than its carrying amount, and performed an interim quantitative assessment. The quantitative assessment was performed as of June 30, 2022, utilizing the income approach. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. As a result, the Company recorded a $12.2 million impairment charge for the three months ended June 30, 2022.
During three months ended September 30, 2022, the Company experienced another sharp decline in market capitalization representing another potential indicator of impairment. The repercussions from the global semiconductor shortage have continued, the most impactful being the sustained depressed sales volume to our automotive customers. The Company concluded it was more likely than not that the fair value of its reporting unit is less than its carrying amount, and performed another interim quantitative assessment. This quantitative assessment was performed as of September 30, 2022, utilizing the income approach. As a result, the Company recorded a total of $17.0 million impairment charges on the condensed consolidated statement of operations for the nine months ended September 30, 2022, including the $12.2 million impairment charge for the three months ended June 30, 2022, and a $4.8 million impairment charge for the three months ended September 30, 2022.
Employee Retention Credit
During the second quarter of 2022, the Company recognized an Employee Retention Credit (“ERC”) of $3.0 million on the Company’s condensed consolidated statements of operations. In order to qualify for this COVID pandemic related relief, the Company had to satisfy certain financial and head count requirements. During the third quarter of 2021, the Company recorded gross receipts that represented a 24% decline compared to the same period in 2019. This decline qualifies the Company for the ERC for wages incurred in the third quarter of 2021, in accordance with the amendments to the ERC program in the American Rescue Plan Act. In calculating the qualifying wages, the Company also determined eligibility to include wages paid to employees providing services and not providing services. An amendment to the ERC in the Relief Act of 2021 made this possible if an entity had, on average, 500 or fewer full-time employees in 2019. Considering the two preceding requirements, and with the help of a professional services firm, the Company confirmed its eligibility for the benefit during the second quarter of 2022.
Debt Financing
The Company completed an offering of $4 million aggregate principal amount in notes, in two series, bearing pay-in-kind interest at the rate of 12% per annum on October 7, 2022. Investors in the notes also received warrants for up to an aggregate of 120,000 shares at an exercise price of $0.52 per share, the closing sales price of the Company’s common stock on the date of the closing of the first tranche of the notes offering on October 4, 2022. Investors will receive warrants to purchase in the aggregate an additional 280,000.00 shares if the notes are not repaid within 12 months. Interest on the notes through the end of 2022 will be convertible at the holders’ option into common stock at a price equal to the warrant exercise price. The notes are secured by and will be paid from the expected receipt of the Company’s Employee Retention Credits and any proceeds from the sale of a non-operational financial asset; one series in the aggregate principal amount of $2,500,000 has a first priority security interest in the financial asset, and a series in the aggregate principal amount of $1,500,000 has a first priority security interest the Company’s Employee Retention Credit. The terms of the two series are otherwise identical. The proceeds of this financing have been used to: reduce by $750,000 the outstanding principal amount of the Company’s bank term loans; $1,228,125 to prepay the December 31, 2022, term loan principal payment; and to reduce by $2,021,875 outstanding borrowings under the Company’s revolving line of credit, which amount remains available to be reborrowed, subject to the Credit Agreement.
Taglich Brothers, Inc. served as placement agent for the offering of Notes and will receive 192,308 shares of the Company’s common stock as a placement fee. An investor also received 38,461 shares of the Company’s common stock.
Waiver and Ninth Amendment to Credit Agreement
On November 7, 2022, the Company entered into the Waiver and Ninth Amendment to Credit Agreement (“Ninth Amendment”). As of December 31, 2020, and March 31, 2021, the Company was in violation of certain of its financial covenants (the “Specified Defaults”), as defined in the Credit Agreement. As of September 30, 2021, the Company was also in violation of the required Minimum Consolidated EBITDA covenant, as amended by the Second Amendment to the Forbearance Agreement dated September 21, 2021 (the “Specified Forbearance Termination Event”). The Lenders in the Ninth Amendment, among other things, agreed to grant a permanent waiver of the Specified Defaults and the Specified Forbearance Termination Event that have occurred prior to the effectiveness of the Ninth Amendment and of any right the Lenders may have to exercise any of their rights against the Company as a result.
The Ninth Amendment also requires that the Company repay the outstanding principal balance of the Loans under the Credit Agreement and all accrued and unpaid interest thereon on or before February 3, 2023 (subject to extension to not later than February 28, 2023 if the Company complies with certain conditions (the “Repayment Date” )). The Company also is required to deliver to the Lenders by December 9, 2022, non-binding indications of interest from one or more potential counterparties to one or more refinancing transactions which aggregate sufficient net proceeds to result in repayment in full of the Loans and other Indebtedness on or before the Repayment Date (the “Refinancing Transaction”). The Company is further required to deliver by January 16, 2023, at least one fully executed term sheet with respect to a Refinancing Transaction with a counterparty that satisfies certain qualifications specified in the Ninth Amendment. If the Company fails to meet these milestone dates or repay the Loans or other Indebtedness in full on or before the Repayment Date it will constitute an event of default under the Credit Agreement.
The Company also is required to cause its Mexican subsidiary to grant as security for repayment of the Loans, by December 8, 2022, a first priority lien, subject only to permitted liens, enforceable under Mexican law in such subsidiary’s accounts receivables.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021
Net Sales

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
	(dollars in thousands)
Net sales	$34,503	$29,909
Net sales for the three months ended September 30, 2022 were approximately $34.5 million compared to $29.9 million for the three months ended September 30, 2021, representing a increase of 15.4%. The net sales increase was driven by increased demand for our products from transportation customers as a result of higher North American light vehicle production and the impact of our increased cost recovery efforts to pass a portion of our higher manufacturing costs to our customers. The increase in sales volume in the third quarter of 2022 was partially offset by the impact of the end of certain customer programs, which more than offset the impact of new business awards.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers, and depreciation. Cost of sales consists of the following major components:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$19,102	55.4%	$15,932	53.3%
Direct labor and benefits	6,243	18.1%	5,369	18.0%
Manufacturing overhead	5,316	15.4%	4,577	15.3%
Sub-total	30,661	88.9%	25,878	86.5%
Depreciation	793	2.3%	751	2.5%
Cost of Sales	$31,454	91.2%	$26,629	89.0%
Gross Profit	$3,049	8.8%	$3,280	11.0%
Cost of sales as a percentage of net sales for the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021. The increase in cost of sales was primarily the result of increased material costs due to inflation.
Gross Profit
Gross profit as a percentage of net sales, or gross margin, for the three months ended September 30, 2022 was 8.8% compared to 11.0% for the three months ended September 30, 2021. Gross profit and gross margin in the three months ended September 30, 2022, were both negatively impacted by higher raw material costs as compared to the three months ended September 30, 2021.
Selling, General and Administrative Expenses

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$4,132	$5,173
Depreciation and amortization	301	568
Selling, general, and administrative expenses	$4,433	$5,741
Selling, general, and administrative expenses as a percentage of net sales	12.8%	19.2%
Selling, general, and administrative expenses for the three months ended September 30, 2022 decreased $1.3 million to $4.4 million compared to $5.7 million for the three months ended September 30, 2021. The decrease in selling, general, and administrative expenses during the three months ended September 30, 2022 was driven by decreased salary and healthcare expenses as a result of our 2021 cost reduction activities and lower intangible asset amortization as certain assets became fully amortized.
Operating Loss
Operating loss for the three months ended September 30, 2022 was $6.2 million, or 18.0% of net sales, compared to an operating loss of $7.6 million, or 25.3% of net sales, for the three months ended September 30, 2021. The decrease in operating loss was primarily attributable to the lower selling, general, and administrative costs discussed above and less goodwill impairment during the three months ended September 30, 2022.
Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2022 was an expense of $0.6 million compared to income of $5.2 million for the three months ended September 30, 2021. The increase in expense as compared to the three months ended September 30, 2021 was related to the Company’s gain on debt extinguishment due to the forgiveness of the PPP loan, which was fully forgiven, including accrued interest, during the three months ended September 30, 2021.
Loss Before Income Taxes
As a result of the foregoing factors, our net loss before income taxes increased $4.5 million to a loss of $6.8 million for the three months ended September 30, 2022 compared to a loss of $2.4 million during the three months ended September 30, 2021.

Income Tax Provision
During the three months ended September 30, 2022, income tax expense was $3.7 million, and the effective income tax rate was (54)%, compared to income tax benefit of $0.5 million for the three months ended September 30, 2021. The differences between the effective tax rate and the statutory tax rate of 21% were primarily related to valuation allowances in Canada and Mexico, recognized during the three months ended September 30, 2022.
Net Loss
Net loss for the three months ended September 30, 2022 was $10.6 million compared to a net loss of $1.9 million for the three months ended September 30, 2021. The increase in net loss is attributable to the benefit from PPP loan forgiveness during the three months ended September 30, 2021 and the income tax expense recognized for the valuation allowances realized in Canada and Mexico during the three months ended September 30, 2022, slightly offset by decreased selling, general, and administrative costs.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021
Net Sales

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(dollars in thousands)
Net sales	$104,847	$95,603
Net sales for the nine months ended September 30, 2022 were approximately $104.8 million compared to $95.6 million for the nine months ended September 30, 2021, representing an increase of 9.7%. The increase in net sales for the nine months ended September 30, 2022 was primarily caused by increased demand for our products from transportation customers as a result of higher North American light vehicle production and the impact of our increased cost recovery efforts to pass higher manufacturing costs to our customers compared to the same period in 2021.
Cost of Sales
The major components of cost of sales are raw materials purchased from third parties, direct labor and benefits, and manufacturing overhead, including facility costs, utilities, supplies, repairs and maintenance, insurance, freight costs of products shipped to customers, and depreciation. Cost of sales consists of the following major components:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	As % of net sales	Amount	As % of net sales
	(dollars in thousands)
Materials	$57,128	54.5%	$50,065	52.4%
Direct labor and benefits	16,156	15.4%	15,300	16.0%
Manufacturing overhead	16,182	15.4%	14,326	15.0%
Sub-total	89,466	85.3%	79,691	83.4%
Depreciation	2,311	2.2%	2,154	2.3%
Cost of Sales	$91,777	87.5%	$81,845	85.6%
Gross Profit	$13,070	12.5%	$13,758	14.4%
Cost of sales as a percentage of net sales for the nine months ended September 30, 2022 increased to 87.5% from 85.6% for the nine months ended September 30, 2021. The increase in cost of sales was primarily caused by higher raw material and freight costs driven by price increases from our vendors. Equipment and labor related operational issues in the LaFayette, Georgia facility also contributed to the increased cost of sales. These cost increases were partially offset by the ERC benefit of $2.2 million.
Gross Profit
Gross profit for the nine months ended September 30, 2022 decreased $0.7 million to $13.1 million compared to $13.8 million for the nine months ended September 30, 2021. Gross profit and gross margin in the nine months ended September 30, 2022, were both negatively impacted by higher raw material costs as compared to the nine months ended September 30, 2021.

Selling, General and Administrative Expenses

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(dollars in thousands)
Selling, general, and administrative expenses, excluding depreciation and amortization expenses	$12,524	$15,519
Depreciation and amortization	1,122	2,117
Selling, general, and administrative expenses	$13,646	$17,636
Selling, general, and administrative expenses as a percentage of net sales	13.0%	18.4%
Selling, general, and administrative expenses for the nine months ended September 30, 2022 decreased $4.0 million to $13.6 million compared to $17.6 million for the nine months ended September 30, 2021. This decrease is primarily related to reduced salary and healthcare expenses as a result of our 2021 cost reduction activities, the completion of amortization of certain customer relationships and of non-patented technology, and the $0.5 million impact of the ERC benefit. These were partially offset by higher insurance and travel expenses.
Operating Loss
Operating loss for the nine months ended September 30, 2022 was $17.6 million, or 16.8% of net sales compared to an operating loss of $9.0 million, or 9.4% of net sales for the nine months ended September 30, 2021. The increased operating loss in the current year is primarily driven by the total goodwill impairment charge of $17.0 million recorded during the second quarter and third quarter of 2022, partially offset by the benefits recognized from the ERC credits, and lower salary and healthcare costs, and amortization.
Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2022 was an expense of $1.7 million compared to income of $3.8 million for the nine months ended September 30, 2021. Non-operating expenses were higher in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to the Company’s gain on debt extinguishment due to the PPP loan, which was fully forgiven, including accrued interest, and more favorable mark-to-market adjustments on our interest rate swap.
Loss Before Income Taxes
As a result of the foregoing factors, our loss before income taxes increased $14.1 million to $19.3 million for the nine months ended September 30, 2022 compared to a loss of $5.2 million in 2021.
Income Tax Provision
During the nine months ended September 30, 2022, income tax expense was $2.5 million, and the effective income tax rate was (13)%, compared to an income tax expense of $0.2 million and an effective income tax rate of 4% during the nine months ended September 30, 2021. The differences between the effective tax rate and the statutory tax rate of 21% were primarily related to valuation allowances in Canada and Mexico, recognized during the nine months ended September 30, 2022. Also contributing to the difference was the U.S. valuation allowance as no tax benefit is recorded for incurred losses, including the U.S. allocated portion of the goodwill impairment.
Net Loss
Net loss for the nine months ended September 30, 2022 was $21.8 million compared to a net loss of $5.4 million during the nine months ended September 30, 2021. The increase in net loss was primarily attributable to the increased goodwill impairment charge of $12.2 million in 2022 and the Company’s gain on debt extinguishment of $6.1 million due to the PPP loan, which was fully forgiven, including accrued interest during the nine months ended September 30, 2021, which were partially offset by the increased impact of the ERC benefit of $2.7 million recognized in the second quarter of 2022.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our Credit Agreement from our senior lenders. Our primary uses of cash are payment of vendors, payroll, operating costs, capital expenditures and debt service. As of September 30, 2022 and December 31, 2021, we had a cash balance of $0.5 million and $0.7 million, respectively. As of September 30, 2022 and December 31, 2021, we had $1.3 million and $2.2 million, respectively, available to be borrowed under our revolving credit facility. Our ability to borrow, however, under the revolving line of credit is dependent on the Forbearance Agreement, which expires November 7, 2022, including our compliance with its terms.

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
Between February 25, 2022, and September 9, 2022, the Company entered into six forbearance agreement amendments, each of these amendments extended the Forbearance Period. The Fifth Amendment to Forbearance Agreement (entered into February 25, 2022) extended the Forbearance Period from February 28, 2022 to March 11, 2022. The Sixth Amendment to Forbearance Agreement (entered into March 11, 2022) extended the Forbearance Period from March 11, 2022 to May 30, 2022. The Seventh Amendment to Forbearance Agreement (entered into May 26, 2022) extended the Forbearance Period from May 30, 2022 to June 13, 2022. The Eighth Amendment to Forbearance Agreement (entered into June 13, 2022) extended the Forbearance Period from June 13, 2022 to July 14, 2022. The Ninth Amendment to Forbearance Agreement (entered into July 14, 2022) extended the Forbearance Period from July 14, 2022 to September 12, 2022. The Tenth Amendment to Forbearance Agreement (entered into September 9, 2022) extended the Forbearance Period from September 12, 2022 to October 24, 2022.
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
On October 4, 2022, the Company entered into the Eleventh Amendment to Forbearance Agreement, which extended the Forbearance Period from October 24, 2022 to November 7, 2022. The Eleventh Amendment includes certain amendments to the Credit Agreement and permitted the Company to raise up to $4 million of debt financing, the terms of which are further described in Note 18. The Eleventh Amendment also amends several financial covenants including: an amendment to the weekly minimum liquidity covenant, an amendment to the minimum sales covenant for the two month period ending September 30, 2022 and an amendment to the weekly cash disbursement covenant.

During the extended Forbearance Period, the Company expects it will continue to be able to borrow under the revolving line of credit, subject to availability and satisfaction of certain other conditions. The Company has used and intends to use the forbearance period to continue negotiations with the Lenders to enter into an amendment and waiver to cure the defaults, extend, if possible, the maturity of the Credit Agreement and to investigate other sources of financing, including to augment availability under the Credit Agreement. There can be no assurance that the Company will be successful in these efforts. During the forbearance period, the Company may not make any payment, transfer, or distribution out of the ordinary course of business or payments, including salary or compensation or distributions to or for the benefit of any member, owner, or director, other than normal and customary employment salaries which do not exceed sums paid for similar positions in the Company’s marketplace.
Capital Expenditures
In 2022, we currently plan to spend approximately $1.3 million in capital expenditures, of which $1.0 million was spent through September 30, 2022, primarily to add new production equipment as we expand our production capabilities, upgrade existing equipment, and improve our information technology hardware throughout our facilities.
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
Cash Flow Data
The following table presents cash flow data for the periods presented:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$1,764	$(3,603)
Investing activities	$(1,048)	$(2,332)
Financing activities	$(978)	$6,321
Operating Activities
Cash provided by operating activities consists of: net income adjusted for non-cash items including depreciation and amortization; gain or loss on sale of assets; inventory reserve; goodwill impairment; loan forgiveness; gain or loss on derivative instruments; bad debt adjustments; stock option expense; changes in deferred income taxes; accrued and other liabilities; prepaid expenses and other assets; and the effect of working capital changes. The primary factor affecting cash inflows and outflows was the change in inventory, as the Company continued to make inventory reduction efforts.
During the nine months ended September 30, 2022, net cash provided by operating activities was $1.8 million, compared to net cash used by operating activities of $3.6 million for the nine months ended September 30, 2021. The increase in cash provided by operating activities was primarily attributable to an increased focus on managing our working capital levels to be more closely aligned with our customer release schedules and our expectation of near-term demand for our products based on available third-party data.
Investing Activities
Cash provided by or used in investing activities consists principally of the purchase and sale of property, plant and equipment.
During the nine months ended September 30, 2022 and September 30, 2021, we made capital expenditures of $1.0 million and $2.4 million, respectively. We currently plan to spend a total of approximately $1.3 million in capital expenditures during 2022, including the $1.0 million spent through September 30, 2022.
Financing Activities
Cash flows provided by or used in financing activities consists primarily of borrowings and payments under our credit facilities, proceeds from the issuance of common stock, debt issuance costs, proceeds from any exercise of stock options and warrants, and distribution of cash dividends.
During the nine months ended September 30, 2022, we had net cash used by financing activities of $1.0 million compared to $6.3 million cash provided by financing activities during the nine months ended September 30, 2021. The increase in cash outflows during the nine months ended September 30, 2022 was driven by increased repayments of borrowings under the Company’s line of credit and the proceeds from the issuance of common stock and warrants during the nine months ended September 30, 2021.
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
Interest Rate Fluctuation Risk
Our borrowings under our Credit Agreement bear interest at fluctuating rates. In order to mitigate, in part, the potential effects of the fluctuating rates, and to satisfy bank lenders requirement in past periods the Company entered into interest rate swaps. Effective November 30, 2018, as required under the Amended and Restated Credit Agreement, the Company entered into an interest rate swap that requires the Company to pay a fixed rate of 3.075 per annum while receiving a variable interest rate per annum based on one month LIBOR for a net monthly settlement based on the notional amount in effect. The notional amount at the effective date was $5.0 million which increased by $0.04 million each quarter until June 29, 2018 when the notional amount increased to $17.5 million due to the interest rate swap from 2016 expiring. The notional amount then decreased each quarter by $0.1 million until September 30, 2020 when the notional amount increased to $17.5 million due to an interest rate swap from 2017 expiring. The notional amount then decreased each quarter by $0.4 million until December 31, 2021, and will decrease each subsequent quarter by $0.6 million until it expires on November 8, 2023.
At September 30, 2022, the fair value of all swaps was in a net asset position of $160 thousand and is included in other accrued liabilities and other long term liabilities in the condensed consolidated balance sheets.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act") referred to herein as “Disclosure Controls,” at the end of the quarter covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions.
Changes in Internal Control over Financial Reporting
There were no changes during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by Item 2 has been included in the Company’s Current Report on Form 8-K dated October 11, 2022.

Item 3. Defaults Upon Senior Securities
The Company’s financial results for the six months ended December 31, 2020, nine months ended March 31, 2021, and nine months ended September 30, 2021 have resulted in violations of certain of its financial covenants, as defined in the Company’s Credit Agreement. Please refer to Note 7 for further discussion of the defaults.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Description
10.1*	Form of Secured Promissory Note - Entrotech
10.2*	Form of Secured Promissory Note - ERC
10.3*	Form of Security Agreement - Entrotech
10.4*	Form of Security Agreement - ERC
10.5*	Form of Common Stock Purchase Warrant
10.6*	Intercreditor Agreement
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

UNIQUE FABRICATING, INC.

Date:	November 08, 2022	By:	/s/ Brian P. Loftus
Brian P. Loftus
Chief Financial Officer (Principal Financial and Accounting Officer)